Form 10-Q
period 2007-03-31
AFFYMAX INC
filed 2007-05-15
CIK 1158223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2007, 14,898,838 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC
TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Balance Sheets as of March 31, 2007 and December 31, 2006	3
	Condensed Statements of Operations for the Three Months Ended March 31, 2007 and 2006 and for the Cumulative Period from July 20, 2001 (Date of Inception) through March 31, 2007	4
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 and for the Cumulative Period from July 20, 2001 (Date of Inception) through March 31, 2007	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	28
Item 4.	Controls and Procedures	29
Item 4T.	Controls and Procedures	30
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Submission of Matters to a Vote of Security Holders	55
Item 5.	Other Information	56
Item 6.	Exhibits	56
SIGNATURES		57

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

AFFYMAX, INC.
(A development stage company)

CONDENSED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$83,459	$147,541
Restricted cash	1,051	1,051
Short-term investments	143,236	76,751
Related party receivable	5,235	10,191
Prepaid expenses and other current assets	4,698	4,576
Total current assets	237,679	240,110
Property and equipment, net	2,539	2,014
Restricted cash	1,135	1,135
Long-term investments	—	6,133
Deferred tax assets	4,400	—
Other assets	922	596
Total assets	$246,675	$249,988
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,746	$9,113
Accrued liabilities	2,174	2,566
Income taxes payable	330	—
Capitalized lease obligations, current	277	293
Total current liabilities	11,527	11,972
Deferred revenue	118,738	120,821
Other long term liabilities	4,725	156
Capitalized lease obligations, net of current	84	140
Total liabilities	135,074	133,089
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock	15	15
Additional paid-in capital	287,596	285,771
Deferred stock-based compensation	(74)	(94)
Deficit accumulated during the development stage	(175,920)	(168,749)
Other comprehensive loss	(16)	(44)
Total stockholders’ equity	111,601	116,899
Total liabilities and stockholders’ equity	$246,675	$249,988

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Cumulative Period From July 20, 2001 (Date of Inception) to March 31,
	2007	2006	2007
Collaboration revenue	$7,318	$—	$19,006
License and royalty revenue	6	8	597
Total revenue	7,324	8	19,603
Operating expenses
Research and development	11,858	6,453	144,028
General and administrative	5,332	887	44,392
Amortization of intangible assets	—	—	14,471
Impairment of assets	—	—	4,224
Total operating expenses	17,190	7,340	207,115
Loss from operations	(9,866)	(7,332)	(187,512)
Interest income	3,015	690	11,939
Interest expense	(5)	(33)	(175)
Other income (expense), net	15	3	158
Net loss before provision for income taxes	(6,841)	(6,672)	(175,590)
Provision for income taxes	330	—	330
Net loss	(7,171)	(6,672)	(175,920)
Accretion of mandatorily redeemable convertible preferred stock	—	(193)	(1,899)
Net loss attributable to common stockholders	$(7,171)	$(6,865)	$(177,819)
Net loss per common share:
Basic and diluted	$(0.48)	$(20.34)
Weighted-average number of common shares used in computing basic and diluted net loss per common share calculations	14,860	338

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
(A development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Cumulative Period From July 20, 2001 (Date of Inception) to
	2007	2006	March 31, 2007
Cash flows from operating activities
Net loss	$(7,171)	$(6,672)	$(175,920)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	214	156	21,244
Stock-based compensation expense	1,850	(1,073)	8,316
Interest expense related to common stock warrants	—	—	56
Loss on termination of capital lease	—	—	156
(Gain) loss on disposal of fixed assets	(15)	—	160
Impairment of assets	—	—	4,224
Realized gain on investments	(9)	—	(102)
Lease deposit write off	—	—	23
Changes in operating assets and liabilities :
Related party receivable	4,956	—	(5,235)
Prepaid expenses and other current assets	(122)	(417)	(4,426)
Deferred tax assets	(4,400)	—	(4,400)
Other assets	(326)	—	513
Accounts payable	(367)	(286)	8,140
Accrued liabilities	(384)	(491)	1,584
Income taxes payable	330	—	330
Deferred revenue	(2,083)	17,000	118,738
Other long term liabilities	4,569	(30)	4,725
Net cash provided by (used in) operating activities	(2,958)	8,187	(21,874)
Cash flows from investing activities
Purchases of property and equipment	(739)	(14)	(4,000)
Purchases of marketable securities	(103,403)	(41,151)	(627,548)
Proceeds from sales and maturities of marketable securities	43,088	23,903	484,398
Proceeds from sale of property and equipment	15	—	548
Acquisition of net assets, net of cash acquired	—	—	(1,086)
Change in restricted cash	—	—	(2,186)
Net cash used in investing activities	(61,039)	(17,262)	(149,874)
Cash flows from financing activities
Repurchases of common stock	—	—	(464)
Proceeds from issuance of common stock upon exercise of stock options, including early exercise of stock options	1	11	745
Proceeds from issuance of common stock upon exercise of common stock warrant	—	—	1,824
Proceeds from issuance of common stock	—	—	1,000
Proceeds from issuance of preferred stock, net of issuance costs	—	9,982	157,035
Proceeds from IPO, net of issuance costs	(14)	—	96,071
Principal payments under capital lease obligations	(72)	(61)	(1,004)
Net cash provided by (used in) financing activities	(85)	9,932	255,207
Net increase (decrease) in cash and cash equivalents	(64,082)	857	83,459
Cash and cash equivalents at beginning of the period	147,541	14,399	—
Cash and cash equivalents at end of the period	$83,459	$15,256	$83,459
Noncash investing and financing activities
Change in unrealized loss on marketable securities	28	(13)	(16)

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                 The Company

Affymax, Inc. (the “Company”), a Delaware corporation, was incorporated on July 20, 2001. The Company is a biopharmaceutical company focused on developing novel peptide-based drug candidates to improve the treatment of serious and often life-threatening conditions. The Company’s lead product candidate, Hematide, is designed to treat anemia associated with chronic kidney disease and cancer. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Hematide is currently in Phase 2 clinical trials in patients suffering from end-stage renal disease who are on dialysis, as well as in earlier stage chronic kidney disease patients, or predialysis patients.

In December 2006, the Company completed its initial public offering of 4,255,000 shares of its common stock at a public offering price of $25.00 per share, including the underwriters’ exercise of their option to purchase an additional 555,000 shares to cover over-allotments. The aggregate net cash proceeds from the offering, including the shares issued upon exercise of the over-allotment option, were approximately $96 million, after deducting the underwriting discount and commissions and other offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 8,993,572 shares of common stock. In addition, the Company issued 240,561 shares of its common stock in December 2006 upon the net and cash exercise of outstanding warrants that would have terminated if not exercised prior to the closing of the Company’s initial public offering. As of March 31, 2007, a warrant to purchase 1,987 shares of common stock remains outstanding.

The Company is in the development stage and since inception has devoted substantially all of its efforts to research and development, raising capital and recruiting personnel.

2.                 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The condensed financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary to state fairly the financial position at, and the results of operations for, the interim periods presented. The financial information included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which includes the Company’s audited financial statements and the notes thereto.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in the condensed financial statements and accompanying notes may not be indicative of the results for the full year or any future period.

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

Concentration of Risk and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company deposits excess cash in accounts with three major financial institutions in the United States. Deposits in these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents. The Company has adopted guidelines for investment of its excess cash with the objective of maintaining safety and liquidity through its policies on diversification and investment maturity.

The Company has experienced significant operating losses since inception. At March 31, 2007, the Company had a deficit accumulated during the development stage of approximately $175.9 million. The Company has generated no revenue from product sales to date. The Company has funded its operations to date principally from the sale of securities and collaboration agreements. The Company expects to incur substantial additional operating losses for the next several years and may need to obtain additional financing in order to complete the clinical development of Hematide and other product candidates, launch and commercialize its product candidates for which it receives regulatory approval, continue research and development programs and license or acquire additional product candidates. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

The Company is currently developing its first product offering and has no products that have received regulatory approval. Any products developed by the Company will require approval from the U.S. Food and Drug Administration (“FDA”) and/or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will receive the necessary approvals. If the Company is denied such approvals or such approvals are delayed, it could have a material adverse effect on the Company. To achieve profitable operations, the Company must successfully develop, test, manufacture and market products. There can be no assurance that any such products can be developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed. These factors could have a material adverse effect on the Company’s future financial results.

Marketable Securities

Marketable securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are carried at their market value at the balance sheet date. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders’ equity until realized.

Marketable securities include auction rate securities that are structured as short-term, highly liquid investments that can be readily converted into cash every 30 to 90 days but have stated or contractual maturities greater than 90 days.

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

The Company has entered into two separate collaboration agreements (collectively, the “Arrangement”) with Takeda Pharmaceutical Company Limited (“Takeda”) which have been combined for accounting purposes due to their proximity of negotiation. The Company evaluated the multiple elements under the combined single arrangement in accordance with the provisions of EITF 00-21. As the Company was unable to determine the stand-alone value of the delivered elements and obtain verifiable objective evidence to determine the fair value of the undelivered elements, the Company concluded that there was a single unit of accounting.

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

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders	$(7,171)	$(6,865)
Denominator:
Weighted-average common shares outstanding	14,888	340
Lees: Weighted-average unvested common shares subject to repurchase	(28)	(2)
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	14,860	338
Basic and diluted net loss per common share	$(0.48)	$(20.34)

The following number of shares or share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect (in thousands):

	Three Months Ended March 31,
	2007	2006
Mandatorily redeemable convertible preferred stock (as if converted)	—	9,318
Redeemable convertible preferred stock (as if converted)	—	530
Options to purchase common stock	1,762	1,205
Common stock subject to repurchase	25	3
Warrants to purchase common stock	2	438
Warrants to purchase mandatorily redeemable convertible preferred stock	—	2

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to the Company’s employees and directors after January 1, 2006. The Company’s financial statements as of and for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). The Company chose the “straight-line”

attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period of the last separately vesting portion of each award.

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

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported net loss, total assets or stockholders’ equity.

Revisions to Previously Reported Financial Information

In connection with the preparation of the financial statements necessary for the filing of the Company’s initial public offering, the Company reassessed the fair value of its common stock at stock option grant dates from January 2005 through September 30, 2006. In the period ended March 31, 2006, the Company identified overstatement of stock-based compensation related charges of (i) $0.4 million related to the revised valuation of common stock and (ii) $0.7 million related to the accounting for stock options. The quarterly financial data presented have been adjusted to correct the overstatement of stock-based compensation in the three months ended March 31, 2006. In addition, the financial statements for the three months ended March 31, 2006 include an out of period adjustment of $2.4 million related to an overstatement of stock-based compensation expense in 2005.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS No. 159, which is effective January 1, 2008. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements on the adoption date of January 1, 2008.

3.                 Stock-Based Compensation

Equity Incentive Plans

In September 2001, the Company adopted the 2001 Stock Option/Stock Issuance Plan (the ”2001 Plan”). Upon the effectiveness of the Company’s initial public offering in December 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) and discontinued grants under the 2001 Plan. Under the terms of the 2001 Plan and the 2006 Plan (collectively, the “Equity Plans”), employees, consultants and directors were eligible for grants of stock options and issuance of shares of stock. Stock options granted under the Equity Plans could be either incentive stock options (“ISO”) or nonqualified stock options (“NSO”). ISOs may only be granted to Company employees. NSOs may be granted or stock may be issued under the Equity Plans to Company employees, directors and consultants. Stock options under the Equity Plans may be granted for periods of up to ten years and at prices no less than the fair market value for ISOs and 85% of the fair market value for NSOs.

To date, stock options granted under the Equity Plans generally vest over four years. Typically, the stock options granted under the 2001 Plan allowed for exercise prior to vesting but the stock options granted under the 2006 Plan do not allow for exercise prior to vesting. At March 31, 2007 and December 31, 2006, a total of 25,176 and 31,427 shares purchased pursuant to the exercise of unvested options, respectively, remained subject to repurchase by the Company.

As of December 31, 2006, the Company has reserved 1,587,280 shares of common stock for issuance under the 2001 Plan and has reserved 1,250,000 shares of common stock for issuance under the 2006 Plan. The Company issues new shares of common stock upon the exercise of stock options. Beginning on January 1, 2007 through January 1, 2016, each year, the number of shares of common stock reserved for issuance under the 2006 Plan automatically increases by the lesser of (a) 4.5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (b) 1,400,000 shares. On January 1, 2007, the shares reserved under the 2006 Plan increased by 669,523 shares. The share reserve under the 2006 Plan may also be increased from time to time upon the expiration of unexercised options granted pursuant to the 2001 Plan.

Upon the effectiveness of the Company’s initial public offering in December 2006, the 2006 Employee Stock Purchase Plan (the “Purchase Plan”) became effective. As of December 31, 2006, the Company has reserved a total of 100,000 shares of common stock for issuance under the Purchase Plan. The share reserve automatically increases on January 1 of each year, from January 1, 2007 through January 1, 2016, by an amount equal to the lesser of (i) 0.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (ii) 175,000 shares. On January 1, 2007, the shares reserved under the Purchase Plan increased by 74,391 shares. The Company issues new shares of common stock upon purchases made under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. For the three months ended March 31, 2007, no shares of common stock were purchased under the Purchase Plan.

Stock-Based Compensation

The Company’s financial statements as of and for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS No. 123(R).

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options is being recognized on a straight-line basis over the requisite service period of the awards. During the three months ended March 31, 2007 and 2006, the Company granted 426,250 and 514,468 stock options, respectively, to employees with a weighted-average grant date fair value of $24.53 and $13.40 per share, respectively. The fair value of employee stock options was estimated using the following weighted-average assumptions for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Expected volatility	82%	88%
Risk-free interest rate	4.59%	4.60%
Dividend yield	0.00%	0.00%
Expected term (in years)	5.85	5.77

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected terms for industry peers as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as the Company did not have any significant trading history for the Company’s common stock. Industry peers consist of several public companies in the biopharmaceutical industry similar in size, stage of life cycle and financial leverage. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

The Company also estimated the fair value of employee stock purchase rights granted under the Purchase Plan using the Black-Scholes valuation model. The weighted-average fair value of each stock purchase right for the three months ended March 31, 2007 was $9.50 per share. The fair value of employee stock purchase rights is being recognized on a straight-line basis over the requisite service period of the purchase rights. The fair value of employee stock purchase rights were estimated using the following assumptions for the three months ended March 31, 2007:

	Three Months Ended March 31,
	2007	2006
Expected volatility	62% - 65%	—
Risk-free interest rate	4.67% - 4.92%	—
Dividend yield	0.00%	—
Expected term (in months)	4.5 - 22.5	—

During the three months ended March 31, 2007 and 2006, the Company recognized $1.8 million and $261,000 of stock-based compensation expense related to employee stock options and stock purchase rights. As of March 31, 2007, unrecognized compensation costs related to employee stock options totaled $17.5 million. The cost is expected to be recognized over a weighted-average amortization period of 3.18 years.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options. The implementation of SFAS No. 123(R) did not have an impact on cash flows from financing activities during the three months ended March 31, 2007 and 2006.

In addition, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2007:

	Shares	Options Outstanding
	Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balances at December 31, 2006	1,212,500	1,332,575	$6.67
Additional shares authorized	669,523	—	—
Options granted	(431,250)	431,250	34.07
Options exercised	—	(546)	1.10
Options forfeited	1,575	(1,575)	15.39
Stock repurchased	110	—	—
Balances at March 31, 2007	1,452,458	1,761,704	$13.37

The options outstanding and vested by exercise price at March 31, 2007 are as follows:

Options Outstanding and Exercisable					Options Vested
Weighted- Average Exercise Price	Number Outstanding	Number Outstanding and Exercisable	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Number Vested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
$0.80	504,767	504,767	6.80		385,270	$0.80	6.63
4.36	505,790	505,790	8.86		147,074	4.36	8.86
18.84	282,397	282,397	9.37		4,698	18.84	9.39
25.00	37,500	3,125	9.71		3,125	25.00	9.71
33.97	414,150	15,667	9.77		15,667	33.97	9.77
36.43	17,100	—	—		—	—	—
	1,761,704	1,311,746	8.19	$33,726,000	555,834	$2.97	7.35	$16,277,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at March 31, 2007. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $18,000, as determined at the date of each stock option exercise.

Deferred Stock-Based Compensation

In July 2003, the Company determined the fair value of common stock to be $0.80 per share. During September 2003, the Company approved the repricing of existing employee stock options from $4.00 to $0.80 per share, which was deemed to be the fair market value. As a result, repriced stock options are subject to variable accounting. Accordingly, subsequent increases in the value of the common stock will result in additional compensation expense. At March 31, 2007, the fair value of the common stock was $32.20 per share and approximately 28,000 repriced stock options remain outstanding. During the three months ended March 31, 2007 and 2006, the Company has recorded amortization of deferred stock-based compensation related to these stock options of $(51,000) and $(1.5) million, respectively. During the three months ended March 31, 2006, the Company reversed deferred stock-based compensation related to year ended December 31, 2005 of $2.1 million and reversed amortization of deferred stock-based compensation of $2.4 million.

During the year ended December 31, 2005 the Company issued stock options to certain employees under the 2001 Plan with exercise prices below the fair value of the Company’ common stock at the date of grant. The Company estimated the fair value of its common stock based upon several factors, including progress and milestones attained in its business. In accordance with the requirements of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the fair value of the Company’s stock at the date of grant. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the options vest, generally four years. During the three months ended March 31, 2007 and 2006, the Company has recorded amortization of the deferred stock-based compensation related to these stock options of $10,000 and $12,000, respectively.

Nonemployee Stock-Based Compensation

Stock-based compensation expense related to stock options granted and common stock issued to nonemployees is recognized as the stock options are earned (vested). The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. The fair value of stock options granted to nonemployees is calculated at each grant date and remeasured at each reporting date. The stock-based compensation expense related to a grant will fluctuate as the fair value of the Company’s common stock fluctuates over the period from the grant date to the vesting date. During the three months ended March 31, 2007 and 2006, the Company has recorded stock-based compensation expense of $87,000 and $169,000, respectively, related to stock options granted to nonemployees.

4.                 Investments

The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	As of March 31, 2007
	Cost	Unrealized Loss	Fair Value
Short-term investments:
Corporate securities	$15,913	$(4)	$15,909
Foreign securities	2,184	(3)	2,181
Certificates of deposit	9,409	(6)	9,403
Government securities	74,951	(3)	74,948
Auction rate securities	40,795	—	40,795
Total short-term investments	$143,252	$(16)	$143,236

	As of December 31, 2006
	Cost	Unrealized Gain (Loss)	Fair Value
Short-term investments:
Corporate securities	$12,342	$(7)	$12,335
Foreign securities	3,196	(1)	3,195
Certificates of deposit	5,507	2	5,509
Government securities	13,000	(28)	12,972
Auction rate securities	42,740	—	42,740
Total short-term investments	$76,785	$(34)	$76,751
Long-term investments:
Government securities	$6,143	$(10)	$6,133

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

In February 2006, the Company issued an exclusive license to Takeda for development and commercialization of Hematide in Japan. Pursuant to this agreement, Takeda paid the Company approximately $27 million, consisting of $17 million in upfront licensing fees and approximately $10 million for the purchase of 530,082 shares of the Company’s Series E Redeemable Convertible Preferred Stock at a price of $18.86 per share. In addition, the Company is eligible to receive clinical and regulatory milestone payments of up to an aggregate of $75 million upon Takeda’s successful achievement of clinical development and regulatory milestones in Japan. Takeda is responsible for all development and commercialization costs in Japan and will purchase the API for Hematide from the Company. Assuming Hematide is approved and launched in Japan, the Company will receive a royalty from Takeda on Hematide sales in Japan.

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

The Company has recognized $7.3 million and $0 of revenue under the Arrangement with Takeda during the three months ended March 31, 2007 and 2006, respectively. In December 2006, Takeda completed a Phase 1 trial of Hematide in Japan resulting in the payment in January 2007 to the Company of a $10 million milestone under the collaboration. As of March 31, 2007, the amount receivable from Takeda was $5.2 million for the reimbursement of third-party expenses related to development in pursuit of U.S. regulatory approval of Hematide, which was recorded as a related party receivable.

7.                 Income Taxes

The Company is subject to federal and California state income tax. The Company’s combined federal and state tax liability was $330,000 for the three months ended March 31, 2007, based on alternative minimum tax rates and limitations in 2007.

The Company has substantial federal and California net operating losses. Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income. The Company has completed its analysis of this issue and determined that it experienced a change in ownership during December 2006. Notwithstanding such ownership change, the Company believes that it will be able to utilize a portion of its net operating loss carryforwards in 2007 against the income recognized for tax purposes.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), effective January 1, 2007. The cumulative effect of adopting FIN No. 48 resulted in no FIN No. 48 liability on the balance sheet. At the adoption date of January 1, 2007, the Company had $2.0 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized.

During the quarter ended March 31, 2007, the Company recorded a $4.4 million liability for an uncertain income tax position, which is reflected as a long-term liability on its condensed balance sheet. A corresponding deferred tax asset has been recognized as the FIN No. 48 liability formed the basis for future taxable income. The uncertain income tax position relates to the upfront license fees which were received in 2006 pursuant to the Arrangement with Takeda and included in taxable income in 2007. Although no penalties or interest are currently accrued, if incurred, they would be recognized as a component of other expense and interest expense, respectively.

As of March 31, 2007, the Company’s federal returns for the years ended 2003 through the current period and state returns for the years ended 2002 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years by any jurisdiction under examination at this time.

While the Company believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the carrying amount of its tax reserve.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006 and our unaudited financial statements for the three month period ended March 31, 2007.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q under Item 1A “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a biopharmaceutical company focused on developing novel peptide-based drug candidates to improve the treatment of serious and often life-threatening conditions. Our lead product candidate, Hematide, is designed to treat anemia associated with chronic kidney disease and cancer. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic kidney disease, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may increase the risk of other diseases or death. Hematide is a synthetic peptide based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Hematide is designed to be longer acting than currently marketed ESAs, and therefore has the potential to offer both better care for patients and reduced cost and complexity for healthcare providers. We are currently conducting Phase 2 clinical trials in patients suffering from end-stage renal disease who are on dialysis, as well as in earlier stage chronic kidney disease patients, or predialysis patients. We have had preliminary discussions with the FDA regarding Phase 3 clinical trials in both dialysis and predialysis patients. Based on those discussions, we believe our clinical, preclinical and manufacturing work is sufficient to proceed to Phase 3 clinical trials and we are continuing discussions with the FDA relating to the design of these trials. Assuming timely conclusion of the discussions with the FDA, we would expect to commence separate Phase 3 trials in both dialysis and predialysis patients during the second half 2007. In oncology supportive care, we have initiated a Phase 2 clinical trial evaluating Hematide in cancer patients who suffer from anemia as a consequence of their chemotherapy treatment. We are also seeking to build a proprietary pipeline of other novel drug candidates which are designed to offer advantages over first generation recombinant protein therapeutics currently addressing large markets.

To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, license fees and milestone payments from collaborative partners, operating and capital lease financings and limited license fees and royalties from licensing intellectual property. Since inception we have incurred net losses and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of March 31, 2007, we had an accumulated deficit of approximately $175.9 million.

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

In February 2006, we issued an exclusive license to Takeda for the development and commercialization of Hematide in Japan. Pursuant to this agreement, Takeda has paid us approximately $37 million to date, consisting of $17 million in upfront license fees, a $10 million milestone payment, and approximately $10 million for the purchase of 530,082 shares of our Series E Redeemable Convertible Preferred Stock at a price of $18.86 per share, which we determined was at fair value. In addition, we are eligible to receive additional clinical and regulatory milestone payments of up to an aggregate of $65 million upon Takeda’s successful achievement of clinical development and regulatory milestones in Japan. Takeda is responsible for all development and commercialization costs in Japan and will purchase API for Hematide from us. Assuming Hematide is approved and launched in Japan, we will receive a royalty from Takeda on Hematide sales in Japan.

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

We have recognized $7.3 million and $0 of revenue under our Arrangement with Takeda during the three months ended March 31, 2007 and 2006, respectively.

Research and Development Expenses

Research and development expenses primarily consist of: (i) license fees paid to third parties for use of their intellectual property; (ii) expenses incurred under agreements with contract research organizations and investigative sites, which conduct a substantial portion of our preclinical studies and all of our clinical trials; (iii) payments to contract manufacturing organizations, which produce our active pharmaceutical ingredient; (iv) payments to consultants; (v) employee-related expenses, which include salaries and benefits; and (vi) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies. All research and development expenses are expensed as incurred.

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

Under the worldwide agreement with Takeda, we will share responsibility for clinical development activities required for U.S. regulatory approval of Hematide. We will have primary responsibility for Hematide’s clinical development plan and clinical trials in the dialysis and predialysis indications, while Takeda will have primary responsibility in the chemotherapy induced anemia and anemia of cancer indications. Beginning January 1, 2007, Takeda will bear the first $50 million of third-party expenses related to development in pursuit of U.S. regulatory approval of Hematide. Thereafter, Takeda will bear 70% of the U.S. third-party development expenses, while we are responsible for 30% of the expenses. We retain responsibility for 100% of our internal development expenses. Takeda will have primary responsibility and bear all costs for Hematide clinical development in support of regulatory approval for all territories outside the United States. Except for Hematide, we can not forecast with any degree of certainty which of our product candidates, if any, will be subject to future partnerships or how such arrangements would affect our development plans or capital requirements.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and the use of estimates are consistent with those noted in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to our employees and directors after January 1, 2006. Our financial statements as of and for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period of the last separately vesting portion of each award.

We account for equity instruments issued to nonemployees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The equity instruments, consisting of stock options, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.

Income Taxes

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

We adopted the provisions of FIN No. 48 on January 1, 2007. The cumulative effect of adopting FIN No. 48 resulted in no FIN No. 48 liability on the balance sheet. At the adoption date of January 1, 2007, we had $2.0 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized.

During the quarter ended March 31, 2007, we recorded a $4.4 million liability for an uncertain income tax position, which is reflected as a long-term liability on its condensed balance sheet. A corresponding deferred tax asset has been recognized as the FIN No. 48 liability formed the basis for future taxable income. The uncertain income tax position relates to the upfront license fees which were received in 2006 pursuant to the Arrangement with Takeda and included in taxable income in 2007. Although no penalties or interest are currently accrued, if incurred, they would be recognized as a component of other expense and interest expense, respectively.

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Total revenue	$7,324	$8	$7,316	91,450%
Research and development expenses(1)	11,858	6,453	5,405	84
General and administrative expenses(1)	5,332	887	4,445	501
Interest income (expense), net	3,010	657	2,353	358
Other income (expense), net	15	3	12	400
Provision for income taxes	330	—	330	100
Accretion of redeemable convertible preferred stock to redemption value	—	193	(193)	(100)

(1)          Includes the following stock-based compensation
charges:

Research and development expenses	$387	$433	$(46)	(11)%
General and administrative expenses	1,463	(1,506)	2,969	197

Revenue.   We recognized approximately $7 million of revenue for the three months ended March 31, 2007 under our Arrangement with Takeda under the zero profit proportional performance model, as discussed in the caption “Critical Accounting Policies and Significant Judgments and Estimates” in this section. We recognized immaterial revenues for the three months ended March 31, 2006 from royalty payments.

Research and Development Expenses.   The increase in research and development expenses was primarily due to an increase of approximately $3 million in clinical trial costs resulting from six additional clinical trials and enrollment of higher number of patients and an increase of approximately $2 million in personnel costs resulting from increased headcount.

General and Administrative Expenses.   The increase in general and administrative expenses was primarily due to an increase of approximately $4 million in personnel costs resulting from higher headcount and stock-based compensation expenses and increased audit fees.

Stock-based compensation expenses for the three month period ended March 31, 2006 are reduced by an out-of-period adjustment. We identified an overstatement of stock-based compensation charges of approximately $2 million for the year ending December 31, 2005. It was determined that the 2005 overstatement of stock-based compensation expense was immaterial to the annual financial statements for the years ending December 31, 2006 and 2005 and to the quarterly financial information for the same periods and therefore was corrected in the first quarter of 2006.

Interest Income (Expense), Net.   The increase in interest income, net, was due primarily to higher level of cash, cash equivalents and short-term investments as well as higher interest rates during the quarter.

Other Income (Expense), Net.   Other income (expense), net, was immaterial for the three months ended March 31, 2007 and 2006.

Provision for Income taxes.   We recorded a provision for income taxes of $0.3 million for the three months ended March 31, 2007 based on our projected taxable income for 2007. The provision for income taxes is due to the limitation in utilization of net operating losses in 2007.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations through sale of capital stock, license fees and milestone payments from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. Through March 31, 2007, we have received net proceeds of $256.2 million from the issuance of common stock and convertible preferred stock and $122 million of upfront license fees and a $10 million milestone payment from our collaboration agreements with Takeda. As of March 31, 2007, we had $226.7 million in unrestricted cash, cash equivalents and short-term investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, corporate bonds, commercial paper, auction rate securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

	March 31,	December 31.
	2007	2006
	(in thousands)
Cash, cash equivalents, short-term investments and long-term investments	$226,695	$230,425
Working capital	$226,152	$228,138

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$(2,958)	$8,187
Investing activities	$(61,039)	$(17,262)
Financing activities	$(85)	$9,932
Capital expenditures (included in investing activities above)	$(739)	$(14)

Net cash used in operating activities for the three months ended March 31, 2007 primarily reflects the net loss for the period and a $10 million milestone payment received from Takeda, which was reduced in part by depreciation and amortization, non-cash stock-based compensation and non-cash changes in operating assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2006 includes upfront license fees received from Takeda. Net cash used in investing activities was primarily related to net purchases of investments and, to a lesser extent, purchase of property and equipment. Net cash provided by financing activities for the three months ended March 31, 2006 was primarily attributable to the issuance of Series E preferred stock to Takeda.

Our future contractual obligations, including financing costs, at March 31, 2007 were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized lease obligations	$370	$285	$85	$—	$—
Operating lease obligations	21,230	3,099	5,111	5,532	7,488
Total fixed contractual obligations	$21,600	$3,384	$5,196	$5,532	$7,488

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS No. 159, which is effective January 1, 2008. SFAS No. 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, with is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our financial statements on the adoption date of January 1, 2008.

Off-Balance Sheet Arrangements

There were no significant off-balance sheet arrangements at March 31, 2007.

Item 3.                        Quantitative and Qualitative Disclosure About Market Risks

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in interest rates would have a material negative impact on the value of our investment portfolio.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2007. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weakness described below, we believe the Company's financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented. Our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Quarterly Report on Form 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Quarterly Report.

Material weakness in internal control over financial reporting.   A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our interim or annual financial statements will not be prevented or detected. As of March 31, 2007, we did not maintain effective controls over the completeness and accuracy of our deferred income tax assets and liabilities and the income tax provision. Specifically, we did not maintain an accounting staff with sufficient knowledge of generally accepted accounting principles related to income tax accounting and reporting. This control deficiency did not prevent or detect an error in our accounting for deferred taxes related to upfront licensing fees. This control deficiency resulted in an auditor identified adjustment to the interim financial statements for the quarter ended March 31, 2007 affecting deferred tax assets, tax liabilities and the provisions for income taxes. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness

Plan for Remediation of Material Weakness.   We have discussed this material weakness with our independent registered public accounting firm and our Audit Committee. We have recently hired additional accounting staff and are continuing to implement plans to enhance our reporting systems and procedures as well as provide for greater oversight in the accounting and finance functions. Further, in the near term we are retaining additional finance consulting resources to facilitate the effective implementation and operation of our internal control over financial reporting. We also plan to complete a more timely review during our financial statement close process to ensure compliance with our existing internal control over financial reporting.

As a newly public company, we are in the process of establishing our plan for testing and certification as provided under Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). If we are unable to correct the material weakness we have identified prior to the end of fiscal year 2007, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, we will be required to conclude and report that our internal control over financial reporting is not effective as of that date and investor confidence and our stock price could be adversely affected.

Limitations on the effectiveness of controls.   A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. We continue to implement, improve and refine our disclosure controls and procedures and our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

Item 4T.   Controls and Procedures

Not applicable.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

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

We believe the U.S. intellectual property in dispute does not encompass Hematide and that we can manufacture, commercialize and sell Hematide in the U.S. regardless of the outcome of this arbitration. However, if, through the ongoing arbitration or otherwise, J&J or another potential competitor obtains or possesses patents or patent rights that are determined by an arbitration panel or a court to encompass one or more elements of Hematide, that party could initiate proceedings, an adverse result in which could prevent us from manufacturing or commercializing Hematide, either for ourselves or with Takeda, in the U.S.

If the intellectual property in dispute is determined by the arbitration panel or a court to be broad enough to cover Hematide, then under the laws applicable to most relevant jurisdictions outside the U.S., a finding of joint ownership would permit us to manufacture and sell Hematide, but may not allow us to license third parties to do so. We have entered into a collaboration agreement with Takeda to commercialize Hematide worldwide, so a finding of joint ownership of the patents and applications in question could materially affect our business plans outside the U.S. In the U.S., joint ownership of a patent gives each joint owner the right to license third parties, so even if the patents in question are held to be jointly owned by us and J&J, we do not believe we would be prevented from pursuing our partnership strategy for Hematide in the U.S. If the arbitration panel determines that J&J is the sole owner of one or more of the U.S. patents in the dispute that are assigned to us, J&J may seek to assert such patent against us in the U.S.; however, we believe that we have strong defenses to any assertion that Hematide infringes any claims of these U.S. patents.

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

Item 1A.   Risk Factors.

You should carefully consider the risks described below, which we believe are the material risks of our business before making an investment decision. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes.

Risks Related to Our Business

We are dependent on the success of Hematide, and we cannot give any assurance that it will have positive clinical results, receive regulatory approval or be successfully commercialized.

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

The FDA, the medical community and others have recently raised significant safety concerns relating to commercially available ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. The FDA recently required revised warnings, including black box warnings, be added to labels of currently marketed ESAs advising physicians to monitor hemoglobin levels and to use the lowest dose of ESA to increase the hemoglobin concentration to the lowest level sufficient to avoid the need for red blood cell transfusions. The FDA also issued a public health advisory re-evaluating the safe use of the ESA class and convened its Oncology Drugs Advisory Committee (ODAC) in May 2007 to consider recent information on risks associated with ESAs for use in the treatment of anemia in cancer patients. The ODAC recommended that the FDA institute restrictions on the usage of currently marketed ESAs, including limitations on the treatment of certain types of cancer and the duration of treatment.   The ODAC recommendations and FDA concerns may negatively affect the cost, scope, size, risk or timing of our clinical trials, including our Phase 2 clinical trials in cancer, increase the risk of achieving regulatory approval and significantly delay commercialization of Hematide.

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

Some of the recent safety concerns surrounding commercially available ESAs relate to clinical trials conducted in patients with anemia of cancer (AOC) suggests higher mortality and serious side effects associated with ESA treatment. The ODAC recommendations and the FDA implementation of or response to those recommendations may significantly limit the ability to develop the AOC indication. Restrictions on labeling or use of ESAs as a result of these concerns may limit the potential market opportunity such that even if the Company is ultimately successful in obtaining regulatory approval, the commercial market and potential for Hematide may also be negatively impacted.

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

None of our product candidates has been approved or commercialized for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not prescribe Hematide or any of our other product candidates, in which case we would not generate revenue or become profitable. In particular, the therapeutic indications targeted by our lead product candidate have been served by our competitors’ products for many years. These products may now be said to be the standard of care, and it may be difficult to encourage healthcare providers to switch from products with which they and their patients have become comfortable.

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

Currently, the Centers for Medicare and Medicaid Services, or CMS, reimburse healthcare providers for use of ESAs at a rate of average sales price plus a 6% margin to the provider, or ASP plus 6%. We cannot be certain what reimbursement policies will be in effect at the time we seek to enter the dialysis market in the U.S., or the effect these policies may have on our ability to compete effectively.

In addition, recent studies by manufacturers of ESAs indicate that the higher levels of hemoglobin achieved through administration of ESAs can result in a statistically significant increase in cardiovascular events. This may in turn reduce the growth or cause contraction of the market for ESAs and reduce the potential revenues for Hematide.

In the predialysis market, one challenge is that patients suffering from anemia may not access health care resources to treat their condition for some time following its onset. As a result, the available predialysis market may be limited by the overall proportion of patients who are diagnosed with the condition, how early these patients are diagnosed, and at what point they begin treatment. Additionally, reaching and educating the doctors who treat predialysis patients may be  difficult, as these patients are spread thinly across a variety of treatment settings. Primary care physicians that treat predialysis patients may not be comfortable with reimbursement procedures for injectible products and thus delay or restrict treatment.

In addition, market acceptance of Hematide by physicians, healthcare payors and patients will depend on a number of additional factors, including:

•       the clinical indications for which the product candidate is approved;

•       acceptance by physicians and patients of each product candidate as a safe and effective treatment;

•       perceived advantages over alternative treatments;

•       the cost of treatment in relation to alternative treatments;

•       the availability of adequate reimbursement by third parties;

•       the continued use of ESA treatments generally for anemia at levels above those currently accepted as industry guidance;

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

We anticipate that, if approved, Hematide would compete with EPOGEN and Aranesp, which are both marketed by Amgen, PROCRIT, which is marketed by Ortho Biotech Products, L.P. (a subsidiary of J&J), and NeoRecormon, currently marketed outside the U.S. by Roche. Aranesp is approved for once-

monthly dosing for treatment of anemia in prediaysis patients in Europe. In the U.S., Amgen is reportedly in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in predialysis patients. If Amgen is successful in obtaining approval for once-monthly dosing, the market for Hematide may be decreased. In addition, in April 2006 Roche filed for U.S. and European marketing approval for Mircera, which reportedly has greater serum stability and is longer acting than any rEPO product that is currently on the market. Roche and Amgen are currently engaged in patent litigation. Amgen alleges that Mircera infringes six U.S. patents owned by Amgen. If Amgen does not seek or obtain a preliminary injunction, Mircera would likely enter the market before Hematide. Because of its ability to be longer acting, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide. Another potential competitor, FibroGen, Inc., or FibroGen, is developing a small molecule which is designed to inhibit enzymes that promote the degradation of Hypoxia-Inducible Factor, or HIF, which plays a key role in activating genes that protect the body against low levels of oxygen, or hypoxia. By increasing the level of HIF in a patient’s circulation, FibroGen’s molecule may promote the production of greater levels of naturally-occurring EPO. The introduction of generics into the ESA market, or new market entrants, could also prove to be a significant threat to us as it could not only limit the market for Hematide, but could also drive down the price of ESAs.

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

The last significant U.S. patent for epoetin alfa, a version of short-acting rEPO, expires in 2015. Patents related to epoetin alfa expired in the E.U. in 2004. Generic versions , or biosimilars, of short-acting rEPO are currently being developed in and for various markets outside the U.S., including the E.U. Shortacting rEPO biosiliars is already being sold in various territories outside the U.S. and the E.U. We expect that biosimilars, including rEPO, will be sold at a significant discount to existing branded products when they are launched in the U.S. and the E.U. The introduction of biosimilas  into the ESA market could prove to be a significant threat to Hematide if they are able to demonstrate bioequivalence to existing ESAs. Biosimilars will constitute additional competition for Hematide  and could drive its price down, which may adversely affect our revenues.

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

Clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many actors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial and competing clinical trials. Patients participating in the trials may not live through completion of the trial or may suffer adverse medical effects unrelated to treatment with our product candidate. The results from preclinical testing and prior clinical trials may not be predictive of results obtained in later and larger clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing promising results in earlier clinical trials. Our failure to adequately demonstrate the safety and effectiveness of any of our product candidates will prevent us from receiving regulatory approval and negatively impact our business.

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

A key element of our strategy is to discover, develop and commercialize a portfolio of new products in addition to Hematide. We are seeking to do so through our internal research programs and intend to explore strategic collaborations for the development of new products. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including, but not limited to,  the following:

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

Our business model is based in part upon entering into strategic collaborations for development of our product candidates. If we are not able to maintain our existing collaboration with Takeda to develop and commercialize Hematide, our business could be severely adversely affected. Takeda has the ability to terminate each of the collaboration agreements upon an uncured material breach by us or even in the absence of a material breach after the second anniversary of the effective date of such agreement. In addition, if we fail to establish and maintain additional strategic collaborations for our other potential product candidates:

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

We have experienced significant operating losses since our inception in 2001. At March 31, 2007, we had a deficit accumulated during the development stage of approximately $175.9 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and from payments by Takeda under our collaboration agreements. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, prepare for commercialization of our initial products, begin new development programs and add the necessary infrastructure to support operating as a public company. Even if we receive regulatory approval for one or more products, we must successfully commercialize our products before we can become profitable. We anticipate that it will be at least several years before we can commercialize our lead product candidate, Hematide, and even longer for our current product candidates, if at all. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve or sustain profitability.

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

The Centers for Medicare and Medicaid Services, or CMS, policies are constantly changing and we cannot guarantee that they will not decrease, limit or deny reimbursement of Hematide in the future.

CMS, the agency within the Department of Health and Human Services that manages Medicare and will be responsible for reimbursement of the cost of Hematide administered to Medicare beneficiaries, has asserted the authority of Medicare not to cover particular drugs if it determines that they are not ‘‘reasonable and necessary’’ for Medicare beneficiaries, or to cover them at a lesser rate, compared to drugs that CMS considers to be therapeutically comparable. We cannot be certain that CMS will not decrease, limit or deny reimbursement of Hematide for any therapeutic indication we may pursue. As the costs of the Medicare program continue to grow, CMS may be compelled to make difficult decisions regarding the trade-offs of supporting the reimbursement of certain public health expenditures over others. Depending on methods CMS uses to calculate the cost-benefit of treatments competing for share of the Medicare budget, ESAs (including Hematide) may not be considered to offer sufficient overall health benefit to justify reimbursement at levels that will allow us to achieve and sustain profitability. In fact, the National Institute for Health and Clinical Excellence, the body that provides guidance to the U.K.’s National Health Service on what healthcare technologies to reimburse and at what levels, currently recommends against the wide use of ESAs in the treatment of chemotherapy induced anemia. In addition, further, as a result of the recent safety concerns relating to ESAs, the CMS policies has recently announced that it is reviewing policies relating to the use of ESAs. Further, CMS has instituted dramatic Medicare reimbursement changes in the past that adversely impacted the businesses of companies in other segments of the healthcare industry, and we cannot determine that CMS will not do the same in the markets in which we operate. CMS currently reimburses healthcare providers for use of ESAs at ASP plus 6%. In the future, CMS may reimburse ESAs under methods other than ASP plus 6%, including capitation, a method that reimburses providers a fixed, per capita amount per patient regardless of the level of service provided. We cannot guarantee that Hematide, or any of our other product candidates, will be reimbursed by CMS to incent physician adoption.

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

Our ongoing litigation is described in the section entitled ‘‘Legal Proceedings.’’ We have incurred substantial expense as a result of our litigation and arbitration proceedings and we expect to incur even greater expense in the future. In addition, any future patent litigation, interference or other administrative proceedings will result in additional expense and distraction of our personnel. An adverse outcome in such litigation or proceedings may expose us or our collaborators to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties on commercially acceptable terms or at all. In addition, we may be restricted or prevented from manufacturing, developing or commercializing Hematide or from developing, manufacturing and selling any future products in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. If it is determined that we have infringed an issued patent, we could be compelled to pay significant damages, including punitive damages.

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

As of April 30, 2007, our executive officers, directors and principal stockholders, together with their respective affiliates, currently own approximately 65% of our voting stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

If we are unable to successfully assess the effectiveness of internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 31, 2007, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. There can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting as of the end of 2007. The Section 404 compliance process has resulted, and will continue to result, in increased expenses and the devotion of significant management resources. For example, during our review of the results of operation for the quarter ended March 31, 2007, we identified a material weakness in the operations of our internal controls over financial reporting as defined in Public Company Accounting Oversight Board Standard No. 2 a control deficiency in connection with the accurate completion of deferred income tax assets and liabilities and income tax provision. We have commenced efforts to remediate this material weakness through process and internal control improvements and the addition of staff and consulting resources. However, if we cannot correct the material weakness we have identified prior to the end of fiscal year 2007, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment in the future, investor confidence and our stock price could be adversely affected.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market after this offering, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

As of April 30, 2007, the holders of approximately 14,898,838 shares of common stock outstanding, plus an additional 1,320,635 shares issuable upon the exercise of outstanding options and 1,987 shares issuable upon the exercise of outstanding warrants are subject to lock-up agreements with the underwriters of our initial public offering that restrict the stockholders’ ability to transfer shares of our common stock for at least 180 days from the date of the final prospectus. Morgan Stanley could release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period.

As of April 30, 2007, the holders of approximately 10,309,784 shares of common stock based on shares outstanding including 1,987 shares underlying outstanding warrants, will be entitled to rights with respect to registration of such shares under the Securities Act of 1933, as amended. If such holders, by exercising their registration rights, cause a large number of securities to be registered and sold in the public market, these sales could have an adverse effect on the market price for our common stock. If we were to initiate a registration and include shares held by these holders pursuant to the exercise of their registration rights, these sales may impair our ability to raise capital.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-136125) and a Registration Statement on Form S-1 filed pursuant to Rule 462(b) (File No. 333-139363) that were declared effective by the Securities and Exchange Commission on December 14, 2006. We registered 4,255,000 shares of our common stock for an aggregate offering price of $106,375,000, all of which were sold. After deducting expenses, we received net offering proceeds of approximately $96 million from our initial public offering. As of March 31, 2007, we had invested the aggregate net proceeds of approximately $96 million from our initial public offering in investment accounts.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

The following table provides information relating to repurchases of our common stock in the three months ended March 31, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2007 - January 31, 2007	110	$0.80	N/A	N/A
February 1, 2007 - February 28, 2007	0	$—	N/A	N/A
March 1, 2007 - March 31, 2007	0	$—	N/A	N/A
Total	110	$0.80	N/A	N/A

(1)          The 110 shares of our common stock were repurchased by us from an employee upon termination of services pursuant to the terms and conditions of our 2001 Stock Option/Stock Issuance Plan, which permits us to elect to purchase such shares at the original issuance price.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

The following documents are being filed as part of this report:

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

AFFYMAX, INC.
	By:	/s/ ARLENE M. MORRIS
Dated: May 14, 2007		Arlene M. Morris President, Chief Executive Officer and Member of the Board of Directors
	By:	/s/ PAUL B. CLEVELAND
Dated: May 14, 2007		Paul B. Cleveland Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation(1)
3.5	Amended and Restated Bylaws(1)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate(1)
4.3	Warrant to purchase shares of Series C Preferred Stock(1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)          Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.