Form 10-Q
period 2007-06-30
AFFYMAX INC
filed 2007-08-13
CIK 1158223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 15, 2007, 14,894,210 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC
TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	3
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 and for the Cumulative Period from July 20, 2001 (Date of Inception) through June 30, 2007	4
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 and for the Cumulative Period from July 20, 2001 (Date of Inception) through June 30, 2007	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	23
Item 4.	Controls and Procedures	23
Item 4T.	Controls and Procedures	24

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49

PART I—FINANCIAL INFORMATION

Item 1.                          Financial Statements

AFFYMAX, INC.
(A development stage company)
CONDENSED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$78,324	$147,541
Restricted cash	1,051	1,051
Short-term investments	139,555	76,751
Related party receivable	9,955	10,191
Prepaid expenses and other current assets	3,027	4,576
Total current assets	231,912	240,110
Property and equipment, net	3,425	2,014
Restricted cash	1,135	1,135
Long-term investments	—	6,133
Deferred tax assets	326	—
Other assets	1,481	596
Total assets	$238,279	$249,988
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,724	$9,113
Accrued liabilities	2,948	2,566
Income taxes payable	924	—
Capitalized lease obligations, current	236	293
Total current liabilities	13,832	11,972
Deferred revenue	119,278	120,821
Other long term liabilities	1,007	156
Capitalized lease obligations, net of current	53	140
Total liabilities	134,170	133,089
Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock	15	15
Additional paid-in capital	289,423	285,771
Deferred stock-based compensation	(65)	(94)
Deficit accumulated during the development stage	(185,168)	(168,749)
Other comprehensive loss	(96)	(44)
Total stockholders’ equity	104,109	116,899
Total liabilities and stockholders’ equity	$238,279	$249,988

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period From July 20, 2001 (Date of Inception) to June 30,
	2007	2006	2007	2006	2007
Collaboration revenue	$9,654	$127	$16,972	$127	$28,660
License and royalty revenue	15	14	21	22	612
Total revenue	9,669	141	16,993	149	29,272
Operating expenses
Research and development	14,730	25,525	26,588	31,978	158,758
General and administrative	6,195	3,314	11,527	4,201	50,587
Amortization of intangible assets	—	—	—	—	14,471
Impairment of assets	—	—	—	—	4,224
Total operating expenses	20,925	28,839	38,115	36,179	228,040
Loss from operations	(11,256)	(28,698)	(21,122)	(36,030)	(198,768)
Interest income	2,917	877	5,932	1,567	14,856
Interest expense	(4)	(14)	(9)	(47)	(179)
Other income (expense), net	20	(2)	35	1	178
Net loss before provision for income taxes	(8,323)	(27,837)	(15,164)	(34,509)	(183,913)
Provision for income taxes	925	—	1,255	—	1,255
Net loss	(9,248)	(27,837)	(16,419)	(34,509)	(185,168)
Accretion of mandatorily redeemable convertible preferred stock	—	(216)	—	(409)	(1,899)
Net loss attributable to common stockholders	$(9,248)	$(28,053)	$(16,419)	$(34,918)	$(187,067)
Net loss per common share:
Basic and diluted	$(0.62)	$(23.49)	$(1.10)	$(45.44)
Weighted-average number of common shares used in computing basic and diluted net loss per common share calculations	14,879	1,194	14,870	768

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,		Cumulative Period From July 20, 2001 (Date of Inception) to
	2007	2006	June 30, 2007
Cash flows from operating activities
Net loss	$(16,419)	$(34,509)	$(185,168)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	464	317	21,494
Stock-based compensation expense	3,269	(3)	9,735
Interest expense related to common stock warrants	—	—	56
Loss on termination of capital lease	—	—	156
(Gain) loss on disposal of fixed assets	(15)	—	160
Impairment of assets	—	—	4,224
Realized gain on investments	(27)	—	(120)
Lease deposit write off	—	—	23
Changes in operating assets and liabilities :
Related party receivable	236	(105,071)	(9,955)
Prepaid expenses and other current assets	1,549	(1,062)	(2,755)
Deferred tax assets	(326)	—	(326)
Other assets	(885)	—	(46)
Accounts payable	611	18,675	9,118
Accrued liabilities	411	258	2,379
Income taxes payable	924	—	924
Deferred revenue	(1,543)	122,000	119,278
Other long term liabilities	851	(86)	1,007
Net cash provided by (used in) operating activities	(10,900)	519	(29,816)
Cash flows from investing activities
Purchases of property and equipment	(1,875)	(588)	(5,136)
Purchases of marketable securities	(143,691)	(54,245)	(667,836)
Proceeds from sales and maturities of marketable securities	86,995	39,296	528,305
Proceeds from sale of property and equipment	15	—	548
Acquisition of net assets, net of cash acquired	—	—	(1,086)
Change in restricted cash	—	—	(2,186)
Net cash used in investing activities	(58,556)	(15,537)	(147,391)
Cash flows from financing activities
Repurchases of common stock	(15)	—	(479)
Proceeds from issuance of common stock upon exercise of stock options, including early exercise of stock options	1	170	745
Proceeds from issuance of common stock under employee stock purchase plan	427	—	427
Proceeds from issuance of common stock upon exercise of common stock warrant	—	—	1,824
Proceeds from issuance of common stock	—	—	1,000
Proceeds from issuance of preferred stock, net of issuance costs	—	9,982	157,035
Proceeds from IPO, net of issuance costs	(30)	(64)	96,055
Principal payments under capital lease obligations	(144)	(130)	(1,076)
Net cash provided by financing activities	239	9,958	255,531
Net increase (decrease) in cash and cash equivalents	(69,217)	(5,060)	78,324
Cash and cash equivalents at beginning of the period	147,541	14,399	—
Cash and cash equivalents at end of the period	$78,324	$9,339	$78,324
Noncash investing and financing activities
Change in unrealized loss on marketable securities	(52)	(23)	(96)

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.              The Company

Affymax, Inc. (the “Company”), a Delaware corporation, was incorporated on July 20, 2001. The Company is a biopharmaceutical company focused on developing novel peptide-based drug candidates to improve the treatment of serious and often life-threatening conditions. The Company’s lead product candidate, Hematide, is designed to treat anemia associated with chronic renal failure and cancer. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. The Company is planning to commence its Phase 3 clinical trials in patients suffering from chronic renal failure patients, on dialysis and not on dialysis, in the fourth quarter of 2007.

In December 2006, the Company completed its initial public offering of 4,255,000 shares of its common stock at a public offering price of $25.00 per share, including the underwriters’ exercise of their option to purchase an additional 555,000 shares to cover over-allotments. The aggregate net cash proceeds from the offering, including the shares issued upon exercise of the over-allotment option, were approximately $96 million, after deducting the underwriting discount and commissions and other offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 8,993,572 shares of common stock. In addition, the Company issued 240,561 shares of its common stock in December 2006 upon the net and cash exercise of outstanding warrants that would have terminated if not exercised prior to the closing of the Company’s initial public offering. As of June 30, 2007, a warrant to purchase 1,987 shares of common stock remains outstanding.

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

The Company has experienced significant operating losses since inception. At June 30, 2007, the Company had a deficit accumulated during the development stage of approximately $185.2 million. The Company has generated no revenue from product sales to date. The Company has funded its operations to date principally from the sale of securities and collaboration agreements with a single collaboration partner. The Company expects to incur substantial additional operating losses for the next several years and may need to obtain additional financing in order to complete the clinical development of Hematide and other product candidates, launch and commercialize its product candidates for which it receives regulatory approval, continue research and development programs and license or acquire additional product candidates. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

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

The Company accounts for the Arrangement using a zero profit proportional performance model (i.e., revenue will be recognized equal to direct costs incurred, but not in excess of cash received or receivable assuming that the overall Arrangement is expected to be profitable). The Company uses an input based measure, specifically direct costs, to determine proportional performance because the Company believes that the inputs are representative of the value being conveyed to Takeda through the research and development activities and delivery of the active pharmaceutical ingredients (“API”). The Company believes that using direct costs as the unit of measure of proportional performance also most closely reflects the level of effort related to the Company’s performance under the Arrangement. Direct costs are those costs that directly result in the culmination of an earnings process for which Takeda receives a direct benefit. The nature of these costs are third party and internal costs associated with conducting clinical trial activities, costs associated with the manufacturing of API and API stability testing, allocated payroll related costs for representatives participating on the joint steering committee and sales and marketing costs during the co-commercialization period. Direct costs specifically exclude costs of a general and administrative nature, upfront payments to manufacturers unrelated to specific product manufactured such as reservation of capacity, cost for API not yet delivered to Takeda, travel and expense related costs, sales and marketing costs during the development period, any research and development costs not associated with Hematide, interest, depreciation and amortization expense. Revenue will be recognized equal to direct costs incurred, but not in excess of cash received or receivable.

Amounts resulting from payments received in advance of revenue recognized are recorded as deferred revenue until the earlier of (i) when the Company can meet the criteria for separate recognition of each element under the guidance of EITF 00-21 or (ii) after the Company has fulfilled all of its contractual obligations under the Arrangement.

The Company is required to assess the profitability of the overall Arrangement on a periodic basis throughout the life of the Arrangement when events or circumstances indicate a potential change in facts. Profitability is defined as a net cash inflow resulting from the Arrangement over its life. Such assessment is based on estimates to determine the most likely outcome based on available facts and circumstances at each assessment date. The estimates include the consideration of factors such as the progress and timing of clinical trials, competitive ESAs (erythropoiesis stimulating agents) in the market, drug related serious adverse events and other safety issues in the clinical trials, pricing reimbursement in relevant markets and historical costs incurred compared to original estimates. When the periodic assessment or other events or circumstances indicate a loss will result from performance under the Arrangement, costs will continue to be recognized as they are incurred. However, revenue will be deferred until either: (i) the Arrangement becomes profitable, at which point revenue will continue to be recognized under the zero profit proportional performance model, or (ii) the end of the Arrangement.

Net Loss per Common Share

Basic and diluted net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period. Stock options, common stock subject to repurchase, warrants, common stock issuable pursuant to the Company’s 2006 Employee Stock Purchase Plan, mandatorily redeemable convertible preferred stock and redeemable convertible preferred stock were not included in the diluted net loss per common share calculation for all periods presented because the inclusion of such shares would have had an antidilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders	$(9,248)	$(28,053)	$(16,419)	$(34,918)
Denominator:
Weighted-average common shares outstanding	14,897	1,205	14,891	775
Less: Weighted-average unvested common shares subject to repurchase	(18)	(11)	(21)	(7)
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	14,879	1,194	14,870	768
Basic and diluted net loss per common share	$(0.62)	$(23.49)	$(1.10)	$(45.44)

The following number of shares or share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect (in thousands):

	As of June 30,
	2007	2006
Mandatorily redeemable convertible preferred stock (as if converted)	—	8,463
Redeemable convertible preferred stock (as if converted)	—	530
Options to purchase common stock	1,765	1,034
Common stock subject to repurchase	16	40
Common stock issuable pursuant to the Employee Stock Purchase Plan	8	—
Warrants to purchase common stock	2	438
Warrants to purchase mandatorily redeemable convertible preferred stock	—	2

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported net loss, total assets or stockholders’ equity.

Revisions to Previously Reported Financial Information

The quarterly financial data presented have been adjusted to correct an overstatement of stock-based compensation for the six months ended June 30, 2006. In addition, the financial statements for the six months ended June 30, 2006 include an out of period adjustment of $2.4 million related to an overstatement of stock-based compensation expense in 2005.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS No. 159, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

In June 2007, the EITF issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF No. 07-3, which is expected to be effective for fiscal years beginning after December 15, 2007.  EITF No. 07-3 requires the Company to defer and capitalize nonrefundable advance payments for research and development activities.  Such amounts will be recognized as expenses as the goods are delivered or the services are performed.  If the Company does not expect the goods to be delivered or the services to be performed, the capitalized amounts should be expensed.  The Company is currently assessing the potential impact that the adoption of EITF No. 07-3 will have on its financial statements.

3.              Stock-Based Compensation

Stock-Based Compensation

The Company’s financial statements as of and for the three and six months ended June 30, 2007 and 2006 reflect the impact of SFAS No. 123(R), Share-Based Payment.

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options is being recognized on a straight-line basis over the requisite service period of the awards. During the three months ended June 30, 2007 and 2006, the Company granted 48,900 and 0 stock options, respectively, to employees with a weighted-average grant date fair value of $22.34 and $0.00 per share, respectively. During the six months ended June 30, 2007 and 2006, the Company granted 475,150 and 514,468 stock options, respectively, to employees with a weighted-average grant date fair value of $24.31 and $13.40 per share, respectively. The fair value of employee stock options was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 (1)	2007	2006 (1)
Expected volatility	81%	—	82%	88%
Risk-free interest rate	5.62%	—	4.70%	4.54%
Dividend yield	0.00%	—	0.00%	0.00%
Expected term (in years)	5.61	—	5.83	5.77

(1) The Company did not grant any stock options to employees during the three months ended June 30, 2006.

The Company also estimated the fair value of employee stock purchase rights granted under the 2006 Employee Stock Purchase Plan, which became effective in December 2006 upon the effectiveness of the Company’s initial public offering, using the Black-Scholes valuation model. For the three and six months ended June 30, 2007, the weighted-average fair value of each stock purchase right was $9.70 per share. The fair value of employee stock purchase rights is being recognized on a straight-line basis over the requisite service period of the purchase rights. The fair value of employee stock purchase rights were estimated using the following assumptions for the three and six months ended June 30, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 (2)	2007	2006 (2)
Expected volatility	59% - 65%	—	59% - 65%	—
Risk-free interest rate	4.67% - 4.95%	—	4.67% - 4.95%	—
Dividend yield	0.00%	—	0.00%	—
Expected term (in months)	4.5 - 24	—	4.5 - 24	—

(2) The 2006 Employee Stock Purchase Plan became effective upon the effectiveness of the Company’s initial public offering in December 2006.

The Company recognized stock-based compensation expense related to employee stock options and stock purchase rights of $1.5 million and $407,000 for the three months ended June 30, 2007 and 2006, respectively, and $3.3 million and $668,000 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, unrecognized compensation costs related to employee stock options totaled $16.4 million. The cost is expected to be recognized over a weighted-average amortization period of 2.80 years.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2007:

	Shares	Options Outstanding
	Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balances at December 31, 2006	1,212,500	1,332,575	$6.67
Additional shares authorized	669,523	—	—
Options granted	(480,150)	480,150	33.78
Options exercised	—	(671)	1.71
Options forfeited	46,837	(46,837)	24.32
Stock repurchased	4,863	—	—
Balances at June 30, 2007	1,453,573	1,765,217	$13.58

4.              Investments

The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	As of June 30, 2007
	Cost	Unrealized Loss	Fair Value
Short-term investments:
Corporate securities	$19,824	$(27)	$19,797
Foreign securities	3,382	(6)	3,376
Certificates of deposit	9,406	(7)	9,399
Government securities	76,084	(56)	76,028
Auction rate securities	30,955	—	30,955
Total short-term investments	$139,651	$(96)	$139,555

	As of December 31, 2006
	Cost	Unrealized Gain (Loss)	Fair Value
Short-term investments:
Corporate securities	$12,342	$(7)	$12,335
Foreign securities	3,196	(1)	3,195
Certificates of deposit	5,507	2	5,509
Government securities	13,000	(28)	12,972
Auction rate securities	42,740	—	42,740
Total short-term investments	$76,785	$(34)	$76,751
Long-term investments:
Government securities	$6,143	$(10)	$6,133

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

In April 2006, the Company filed a demand for arbitration with the AAA claiming that it is the owner or co-owner of the intellectual property in dispute and alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, for unjust enrichment and constructive trust, and for breach of fiduciary duty. In May 2006, J&J filed its answer and counterclaims, substantially restating their allegations made in the U.S. and German courts. In April 2007, the Company filed an amended demand for arbitration. In June 2007, J&J filed an amended counterdemand. The AAA has appointed a panel of arbitrators, and the arbitrators have established a schedule for the arbitration. The parties have commenced discovery  and  await ruling on motions relating to the scope of discovery and protective order.  In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel.  In July 2007, the Company filed an opposition to motion to compel and a motion for protective order. The arbitration hearing is scheduled to occur during the second half of 2008. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on the financial position, results of operations or cash flows.

6.              Development and Commercialization Agreements with Takeda

The Company has entered into two separate collaboration agreements (“Arrangement”) with Takeda, which have been combined for accounting purposes due to their proximity of negotiation. Consideration from these collaboration agreements includes nonrefundable upfront license fees, reimbursement for sales of API, clinical and regulatory milestone payments, reimbursement of third party U.S. clinical development expenses, product profit share revenues (as co-promotion revenues) and royalties.

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

In June 2006, the parties expanded their collaboration to develop and commercialize Hematide worldwide, which includes the co-development and co-commercialization of Hematide in the U.S. Takeda received an exclusive license to develop and commercialize Hematide outside of the U.S. Beginning January 1, 2007, Takeda is responsible for the first $50 million of third-party expenses related to development in pursuit of U.S. regulatory approval of Hematide. Thereafter, Takeda will bear 70% of the third-party U.S. development expenses, while the Company will be responsible for 30% of the expenses. The Company retains responsibility for 100% of its internal development expenses. Under the June 2006 agreement, Takeda paid the Company an upfront license fee of $105 million, and the Company is eligible to receive from Takeda up to an aggregate of $280 million upon the successful achievement of clinical development and regulatory milestones. Further, the Company may receive from Takeda up to an aggregate of $150 million upon the achievement of certain worldwide annual net sales milestones. The Company and Takeda will share equally in the net profits and losses of Hematide in the United States, which include expenses related to the marketing and launch of Hematide. Takeda will pay the Company a variable royalty based on annual net sales of Hematide outside the United States. The agreement establishes a joint steering committee to oversee the development, regulatory approval and commercialization of Hematide.

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

Under the Arrangement, Takeda also obtained a right of first refusal or negotiation to any backup products for Hematide developed by the Company for a period of ten years.   In May 2007, the Company entered into a research agreement with Takeda for reimbursement and funding of certain  research activities for a two year period beginning in June 2006.

The Company has recognized $9.7 million and $127,000 of revenue under the Arrangement with Takeda during the three months ended June 30, 2007 and 2006, respectively, and $17.0 million and $127,000 during the six months ended June 30, 2007 and 2006, respectively. In December 2006, Takeda completed a Phase 1 trial of Hematide in Japan resulting in the payment in January 2007 to the Company of a $10 million milestone under the collaboration. As of June 30, 2007, the amount receivable from Takeda was $10.0 million for the reimbursement of third-party expenses related to development in pursuit of U.S. regulatory approval of Hematide and the reimbursement of expenses for research activities related to backup products, which was recorded as a related party receivable.

7.              Income Taxes

The Company is subject to federal and California state income tax. The Company’s combined federal and state tax liability was $1.3 million for the six months ended June 30, 2007, based on alternative minimum tax rates and limitations in 2007.  The Company recorded a provision for income taxes of $925,000 and $1.3 million for the three and six months ended June 30, 2007, respectively.  The Company was in a net operating loss position in 2006 and all prior periods and therefore did not record a provision for income taxes for the three and six months ended June 30, 2006.

The Company has substantial federal and California net operating losses. Under the provisions of Sections 382 and 383 of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and research and development credits that can be utilized in the future to offset taxable income. The Company has completed its analysis of this issue and determined that it experienced a change in ownership during December 2006. Notwithstanding such ownership change, the Company believes that it will be able to utilize a portion of its net operating loss carryforwards in 2007 against the income recognized for tax purposes.

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

During the three months ended March 31, 2007, the Company recorded a $4.4 million liability for an uncertain income tax position, which was reflected as a long-term liability on its condensed balance sheet. A corresponding deferred tax asset was recognized because the FIN No. 48 liability formed the basis for potential taxable income. Based on current authority issued during the second quarter of 2007, the Company has reevaluated and reduced its uncertain income tax position for the six months ended June 30, 2007 to $326,000, which was reflected as a long-term liability on its condensed balance sheet with a corresponding deferred tax asset. The uncertain income tax position relates to the upfront license fees which were received in 2006 pursuant to the Arrangement with Takeda and included in taxable income in 2007 and the limitation of the net operating loss carryforwards that can be utilized in the future to offset taxable income under the provisions of Section 382 of the Internal Revenue Code resulting from the  change in ownership which occurred upon the Company’s initial public offering. Although no penalties or interest are currently accrued, such amounts would be recognized as a component of other expense and interest expense, respectively, if they are incurred.

As of June 30, 2007, the Company’s federal returns for the years ended 2003 through the current period and state returns for the years ended 2002 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years under examination by any jurisdiction at this time.

While the Company believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to materially increase or reduce the carrying amount of its tax reserve.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006 and our unaudited financial statements and related notes thereto included in this Quarterly Report on Form 10-Q.

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

Overview

We are a biopharmaceutical company focused on developing novel peptide-based drug candidates to improve the treatment of serious and often life-threatening conditions. Our lead product candidate, Hematide, is designed to treat anemia associated with chronic renal failure and cancer. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic renal failure, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may increase the risk of other diseases or death. Hematide is a synthetic peptide based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Hematide is designed to be longer acting than currently marketed ESAs, and therefore has the potential to offer both better care for patients and reduced cost and complexity for healthcare providers.

We are currently planning to commence Phase 3 clinical trials in patients suffering from chronic renal failure, on dialysis and not on dialysis, in the fourth quarter of 2007.   Based on our discussions with the FDA on the design of our Phase 3 program, we are planning to  conduct four open-label, randomized controlled clinical trials involving chronic renal failure patients on  dialysis and predialysis.  Of these trials, two trials will be conducted in pre-dialysis patients and will be designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct  anemia and maintain hemoglobin in a corrected range over time.  The other two trials will be conducted in dialysis patients and will be designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide.  Analysis of efficacy and safety for all of the Phase 3 studies will be based on assessments of non-inferiority to the comparator drugs.  The primary efficacy endpoint will be the mean change in hemoglobin from baseline.  Treatment in each study will be continued until the last patient has been treated for 52 weeks.  Assessment of safety will include a composite cardiovascular endpoint from a pooled safety database.

Hematide is at an earlier stage of development for chemotherapy induced anemia in comparison to our renal program and as part of our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, Takeda has assumed primary responsibility for regulatory and clinical development activities related to the worldwide oncology program.

We are also seeking to build a proprietary pipeline of other novel drug candidates which are designed to offer advantages over first generation therapeutics currently addressing large markets.

To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, expense reimbursements, license fees and milestone payments from collaborative partners, operating and capital lease financings and limited license fees and royalties from licensing intellectual property. Since inception we have incurred net losses and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of June 30, 2007, we had an accumulated deficit of approximately $185.2 million.

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

Our critical accounting policies and the use of estimates are consistent with those noted in our Annual Report on Form 10-K for the year ended December 31, 2006 and this Quarterly Report on Form 10-Q. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

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

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings.

We adopted the provisions of FIN No. 48 on January 1, 2007. The cumulative effect of adopting FIN No. 48 resulted in no FIN No. 48 liability on the balance sheet. At the adoption date of January 1, 2007, we had $2.0 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized.

During the three months ended March 31, 2007, we recorded a $4.4 million liability for an uncertain income tax position, which was reflected as a long-term liability on our condensed balance sheet. A corresponding deferred tax asset was recognized because the FIN No. 48 liability formed the basis for potential taxable income. Based on current authority issued during the second quarter of 2007, we have reevaluated and reduced our uncertain income tax position for the six months ended June 30, 2007 to $326,000, which was reflected as a long-term liability on our condensed balance sheet with a corresponding deferred tax asset.  The uncertain income tax position relates to the upfront license fees which were received in 2006 pursuant to our two collaboration agreements, or the Arrangement, with Takeda and included in taxable income in 2007 and the limitation of the net operating loss carryforwards that can be utilized in the future to offset taxable income under the provisions of Section 382 of the Internal Revenue Code resulting from the change in ownership which occurred upon our initial public offering. Although no penalties or interest are currently accrued, if incurred, they would be recognized as a component of other expense and interest expense, respectively.

Results of Operations

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Total revenue	$9,669	$141	$9,528	6,757%	$16,993	$149	$16,844	11,305%

We have recognized revenue under our Arrangement with Takeda of $9.7 million and $17.0 million during the three and six months ended June 30, 2007, respectively, under the zero profit proportional performance model, as discussed in the notes to our unaudited financial statements included in this Quarterly Report. We recognized immaterial revenues for the three and six months ended June 30, 2006 from royalty payments and revenue under our Arrangement with Takeda.

Research and Development Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$14,730	$25,525	$(10,795)	(42)%	$26,588	$31,978	$(5,390)	(17)%

The decrease in research and development expenses for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was primarily due to a milestone payment of $17.6 million in connection with the Nektar license that was expensed during the three months ended June 30, 2006, which was offset by an increase of $5.2 million and $8.5 million, respectively, in clinical trial costs resulting from additional clinical trials and enrollment of higher number of patients and an increase of $1.6 million and $3.2 million, respectively, in personnel costs resulting from increased headcount.

General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
General and administrative expenses	$6,195	$3,314	$2,881	87%	$11,527	$4,201	$7,326	174%

The increase in general and administrative expenses for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was primarily due to an increase of $1.3 million and $5.2 million, respectively, in personnel costs resulting from higher headcount and stock-based compensation expenses and an increase of $1.3 million and $1.6 million, respectively, in Sarbanes-Oxley and other consulting fees.

Interest Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Interest income (expense), net	$2,913	$863	$2,050	238%	$5,923	$1,520	$4,403	290%

The increase in interest income, net, was due primarily to higher level of cash, cash equivalents and short-term investments as well as higher interest rates during the three and six months ended June 30, 2007 compared to the same periods in 2006.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Other income (expense), net	$20	$(2)	$22	1,100%	$35	$1	$34	3,400%

Other income (expense), net, was immaterial for the three and six months ended June 30, 2007 and 2006.

Provision for Income taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Provision for income taxes	$925	$—	$925	100%	$1,255	$—	$1,255	100%

We are subject to federal and California state income tax.  We recorded a provision for income taxes for the three and six months ended June 30, 2007, respectively, based on alternative minimum tax rates and limitations in 2007.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Accretion of redeemable convertible preferred stock to redemption value	$—	$(216)	$(216)	(100)%	$—	$(409)	$(409)	(100)%

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

Liquidity and Capital Resources

Since our inception, we have financed our operations through sale of capital stock, license fees and milestone payments from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. Through June 30, 2007, we have received net proceeds of $256.6 million from the issuance of common stock and convertible preferred stock and $122 million of upfront license fees and a $10 million milestone payment from our collaboration agreements with Takeda. As of June 30, 2007, we had $217.9 million in unrestricted cash, cash equivalents and short-term investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, corporate bonds, commercial paper, auction rate securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

	June 30,	December 31.
	2007	2006
	(in thousands)
Cash, cash equivalents, short-term investments and long-term investments	$217,879	$230,425
Working capital	$218,080	$228,138

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$(10,900)	$519
Investing activities	$(58,556)	$(15,537)
Financing activities	$239	$9,958
Capital expenditures (included in investing activities above)	$(1,875)	$(588)

Net cash used in operating activities for the six months ended June 30, 2007 primarily reflects the net loss for the period, a $10 million milestone payment and $4.8 million for the reimbursement of third-party expenses received from Takeda under the Arrangement, which was reduced in part by depreciation and amortization, non-cash stock-based compensation and non-cash changes in operating assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2006 primarily reflects the net loss for the period and a $17 million in upfront license fees received from Takeda, which was reduced in part by depreciation and amortization and non-cash changes in operating assets and liabilities. Net cash used in investing activities for the six months ended June 30, 2007 and 2006 was primarily related to net purchases of investments and, to a lesser extent, purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2007 includes the investment of cash received from Takeda and our initial public offering.  Net cash provided by financing activities for the six months ended June 30, 2006 was primarily attributable to the issuance of Series E preferred stock to Takeda.

Our future contractual obligations, including financing costs, at June 30, 2007 were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized lease obligations	$291	$241	$50	$—	$—
Operating lease obligations	$20,317	2,809	5,145	5,599	6,764
Total fixed contractual obligations	$20,608	$3,050	$5,195	$5,599	$6,764

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

Under the agreement, we also engaged Nektar for the manufacture and supply of our requirements of bulk poly(ethylene) glycol reagent for the manufacture of Hematide. This relationship is managed by a management committee formed by representatives from both us and Nektar. Nektar is obligated to engage a third-party manufacturer in the event of Nektar’s failure (as defined in the agreement) to supply reagent. This agreement expires, on a country by country basis, upon the expiration of our royalty payment obligations. The agreement may be terminated by either party for the other party’s material breach provided that such other party has been given a chance to cure such breach, or by Nektar for our challenge of the validity or enforceability of any patents licensed thereunder.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS No. 159, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our financial statements.

In June 2007, the EITF issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF No. 07-3, which is expected to be effective for fiscal years beginning after December 15, 2007.  EITF No. 07-3 requires us to defer and capitalize nonrefundable advance payments for research and development activities.  Such amounts will be recognized as expenses as the goods are delivered or the services are performed.  If we do not expect the goods to be delivered or the services to be performed, the capitalized amounts should be expensed.  We are currently assessing the potential impact that the adoption of EITF No. 07-3 will have on our financial statements.

Off-Balance Sheet Arrangements

There were no significant off-balance sheet arrangements at June 30, 2007.

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

Item 4.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2007. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, we believe the Company’s financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented. Our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Quarterly Report on Form 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Quarterly Report.

Material weaknesses in internal control over financial reporting.   A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our interim or annual financial statements will not be prevented or detected. As of March 31, 2007, we did not maintain effective controls over the completeness and accuracy of our deferred income tax assets and liabilities and the income tax provision. Specifically, we did not maintain an accounting staff with sufficient knowledge of generally accepted accounting principles related to income tax accounting and reporting. This control deficiency did not prevent or detect an error in our accounting for deferred taxes related to upfront licensing fees. This control deficiency resulted in an auditor identified adjustment to the interim financial statements for the quarter ended March 31, 2007 affecting deferred tax assets, tax liabilities and the provisions for income taxes. Additionally, this control deficiency could result in a future misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

As of June 30, 2007, we did not maintain effective controls over the accuracy of our collaboration revenue.  Specifically, shipments of an active pharmaceutical ingredient (“API”) made to a customer during the quarter and recognized as revenue were inadvertently also included in the revenue calculation of direct costs that were recognized as revenue.  Therefore revenue for these shipments was counted twice.  This control deficiency resulted in an auditor identified adjustment to the interim financial statements for the quarter ended June 30, 2007 affecting collaboration revenue and deferred revenue. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Plan for Remediation of Material Weaknesses.   We have discussed these material weaknesses with our independent registered public accounting firm and our Audit Committee.  We have taken significant actions to remediate the material weakness related to our internal controls over the completeness and accuracy of our deferred income tax assets and liabilities and the income tax provision.  We have recently hired additional accounting staff to augment our accounting and financial control function and are continuing to implement plans to enhance our reporting systems and procedures as well as provide for greater oversight in the accounting and finance functions.  The accounting staff has been trained to identify and escalate material financial reporting related matters that involve a significant degree of subjectivity, complexity and/or judgment to the Chief Financial Officer for discussion with our senior management.  Further, we retained additional consulting resources to evaluate matters where there may be a significant divergence of opinions.  We will continue to strengthen our internal controls over income tax accounting during the remainder of the year.

With respect to the remediation of the material weakness related to our internal controls over the accuracy of our collaboration revenue, we will prepare and review detailed reconciliations of collaboration revenue, deferred revenue and accounts receivable balances against our accounting system to ensure the accuracy of the amounts reported in our financial statements.  We have also recently hired additional accounting staff, consolidated duties relating to revenue recognition, and are continuing to implement plans to enhance our reporting systems and procedures.

As a newly public company, we are in the process of establishing our plan for testing and certification as provided under Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). If we are unable to correct the material weaknesses we have identified prior to the end of fiscal year 2007, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, we will be required to conclude and report that our internal control over financial reporting is not effective as of that date and investor confidence and our stock price could be adversely affected.

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

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information, except as discussed above.

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

In April 2006, the Company filed a demand for arbitration with the AAA claiming that it is the owner or co-owner of the intellectual property in dispute and alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, for unjust enrichment and constructive trust, and for breach of fiduciary duty. In May 2006, J&J filed its answer and counterclaims, substantially restating their allegations made in the U.S. and German courts. In April 2007, the Company filed an amended demand for arbitration. In June 2007, J&J filed an amended counterdemand. The AAA has appointed a panel of arbitrators, and the arbitrators have established a schedule for the arbitration. The parties have commenced discovery  and  await ruling on motions relating to the scope of discovery and protective order.  In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel.  In July 2007, the Company filed an opposition to motion to compel and a motion for protective order. The arbitration hearing is scheduled to occur during the second half of 2008. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

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

Hematide,  an ESA, is a new chemical entity and our only product candidate in clinical development.  We are planning to commence Phase 3 clinical trials for the treatment of anemia associated with chronic renal failure in the fourth quarter of 2007.  All of our other compounds or potential product candidates are in the research stage. In order to commercialize Hematide, we will be required to conduct clinical trials to establish that Hematide is safe and effective which may not succeed and to obtain regulatory approvals which we may fail to do.  We do not know, and are unable to predict, whether we will be able successfully enroll patients or to otherwise execute the Phase 3 clinical trials in a timely or effective manner.

Hematide is at an earlier stage of development for chemotherapy induced anemia in comparison to our renal program and as part of our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, Takeda has assumed primary responsibility for regulatory and clinical development activities related to the worldwide oncology program.

The FDA, the medical community and others have recently raised significant safety concerns relating to commercially available ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. The FDA recently required revised warnings, including black box warnings, be added to labels of currently marketed ESAs advising physicians to monitor hemoglobin levels and to use the lowest dose of ESA to increase the hemoglobin concentration to the lowest level sufficient to avoid the need for red blood cell transfusions. The FDA also issued a public health advisory re-evaluating the safe use of the ESA class and convened its Oncology Drugs Advisory Committee (ODAC) in May 2007 to consider recent information on risks associated with ESAs for use in the treatment of anemia in cancer patients. The ODAC recommended that the FDA institute restrictions on the usage of currently marketed ESAs, including limitations on the treatment of certain types of cancer and the duration of treatment.   The ODAC recommendations and FDA concerns may negatively affect the cost, scope, size, risk or timing of our clinical trials, including our Phase 2 clinical trials in cancer, increase the risk of achieving regulatory approval and significantly delay commercialization of Hematide. The FDA is also scheduled to convene a joint meeting in September 2007 of the Cardiovascular and Renal Drugs advisory committee and the Drug Safety and Risk Management advisory committee to discuss the updated information on the risks and benefits of ESAs.   Depending upon the outcome of this meeting, the timing and design of our clinical trials as well as the commercial potential of Hematide generally could be negatively impacted.

Our clinical development program for Hematide may not lead to a commercial drug either because we fail to demonstrate that it is safe and effective in clinical trials and we therefore fail to obtain necessary approvals from the FDA, and similar foreign regulatory agencies, or because we have inadequate financial or other resources to advance this product candidate through the clinical trial process. Any failure to obtain approval of Hematide or even delays in obtaining approval would have a material and adverse impact on our business as we would have to incur substantial expense and it would take a significant amount of time and resources to bring our other product candidates to market.

Some of the recent safety concerns surrounding commercially available ESAs relate to clinical trials conducted in patients with anemia of cancer (AOC) suggests higher mortality and serious side effects associated with ESA treatment. The ODAC recommendations and the FDA implementation of or response to those recommendations may significantly limit the ability to develop the AOC indication and may have an adverse impact on other oncology supportive care indications. Restrictions on labeling or use of ESAs as a result of these concerns may limit the potential market opportunity such that even if the Company is ultimately successful in obtaining regulatory approval, the commercial market and potential for Hematide may also be negatively impacted.

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

We believe the U.S. intellectual property in dispute does not encompass Hematide and that we can manufacture, commercialize and sell Hematide in the U.S. regardless of the outcome of this arbitration. However, if, through the ongoing arbitration or otherwise, J&J or another potential competitor obtains or possesses patents or other intellectual property rights that are deemed to encompass one or more elements of Hematide, that party could initiate proceedings, an adverse result in which could prevent us from manufacturing or commercializing Hematide, either for ourselves or with Takeda, in the U.S.

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

The outcome of any arbitration or litigation proceeding is inherently unpredictable. The claims and underlying facts at issue in this dispute are complex, and could necessitate prolonged discovery. Since we acquired assets from Affymax N.V. (a different company from us), discovery could uncover documents and other evidence of which we are not currently aware that are adverse to our position. We have incurred significant expense in pursuing this matter to date, and because a final decision on the arbitration and related litigation may not be reached for years, we expect we will continue to incur significant and increasing expenses for several more years, likely totaling in the millions of dollars as this matter progresses toward resolution. In addition, the efforts of our technical, legal and management personnel have been and will continue to be diverted as a result of this dispute. If the arbitration panel rules that the scope of discovery includes information relating to Hematide, we expect that this could increase our legal expenses significantly and may further divert the efforts of our technical, legal and management personnel.

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

The dialysis market, which is one of the largest and most established markets that Hematide will attempt to penetrate, is highly concentrated, with two companies serving a significant majority of all dialysis patients on

Medicare. In addition, dialysis clinics using ESAs could incur substantial expense in administration and training if they were to switch from current ESAs to Hematide. The concentration of customers for ESAs within the dialysis market may pose a risk to our ability to obtain favorable margins on Hematide, if approved. If we cannot come to agreements with one or more of the major companies operating dialysis clinics in the U.S. or even if we do, we cannot do so prior to product launch, the revenue opportunity of Hematide could be significantly reduced. In October 2006, Amgen Inc., or Amgen, marketer of the ESAs EPOGEN and Aranesp, and Fresenius Medical Care, or Fresenius, one of the two largest operators of dialysis clinics in the U.S., announced an agreement whereby Amgen would be the sole supplier of EPO products for Fresenius’ dialysis business effective immediately through the end of 2011. We are not aware of the specific terms of the Amgen-Fresenius agreement, and cannot project how it may impact the commercial opportunity for Hematide if and when it is launched. However, agreements between operators of dialysis facilities and marketers of competing ESA products could potentially limit the market opportunity for Hematide, and adversely impact our ability to generate revenues.

Currently, the Centers for Medicare and Medicaid Services, or CMS, reimburse healthcare providers for use of ESAs at a rate of average sales price plus a 6% margin to the provider, or ASP plus 6%. We cannot be certain what reimbursement policies will be in effect at the time we seek to enter the chronic renal failure market in the U.S., or the effect these policies may have on our ability to compete effectively.

In addition, recent studies by manufacturers of ESAs indicate that the higher levels of hemoglobin achieved through administration of ESAs can result in a statistically significant increase in cardiovascular events. This may in turn reduce the growth or cause contraction of the market for ESAs and reduce the potential revenues for Hematide.

In the predialysis market, one challenge is that patients suffering from anemia may not access health care resources to treat their condition for some time following its onset. As a result, the available predialysis market may be limited by the overall proportion of patients who are diagnosed with the condition, how early these patients are diagnosed, and at what point they begin treatment. Additionally, reaching and educating the doctors who treat predialysis patients may be  difficult, as these patients are spread thinly across a variety of treatment settings. Primary care physicians that treat predialysis patients may not be comfortable with reimbursement procedures for injectible products and thus delay or restrict treatment with ESAs.

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

We anticipate that, if approved, Hematide would compete with EPOGEN and Aranesp, which are both marketed by Amgen, PROCRIT, which is marketed by Ortho Biotech Products, L.P. (a subsidiary of J&J), and NeoRecormon, currently marketed outside the U.S. by Roche. Aranesp is approved for once-monthly dosing for treatment of anemia in predialysis patients in Europe. In the U.S., Amgen is reportedly in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in predialysis patients. If Amgen is successful in obtaining approval for once-monthly dosing, the market for Hematide may be decreased. In addition, in April 2006 Roche filed for U.S. and European marketing approval for Mircera and recently received approval in Europe.  Mircera reportedly has greater serum stability and is longer acting than any rEPO product that is currently on the market. Roche and Amgen are currently engaged in patent litigation. Amgen alleges that Mircera infringes six U.S. patents owned by Amgen. If Amgen does not seek or obtain a preliminary injunction, Mircera would likely enter the market before Hematide. Because of its ability to be longer acting, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide. Another potential competitor, FibroGen, Inc., or FibroGen, is developing a small molecule which is designed to inhibit enzymes that promote the degradation of Hypoxia-Inducible Factor, or HIF, which plays a key role in activating genes that protect the body against low levels of oxygen, or hypoxia. By increasing the level of HIF in a patient’s circulation, FibroGen’s molecule may promote the production of greater levels of naturally-occurring EPO. The introduction of generics into the ESA market, or new market entrants, could also prove to be a significant threat to us as it could not only limit the market for Hematide, but could also drive down the price of ESAs.

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

The last significant U.S. patent for epoetin alfa, a version of short-acting rEPO, expires in 2015. Patents related to epoetin alfa expired in the E.U. in 2004. Generic versions , or biosimilars, of short-acting rEPO are currently being developed in and for various markets outside the U.S., including the E.U. Shortacting rEPO biosimilars is already being sold in various territories outside the U.S. and the E.U. We expect that biosimilars, including rEPO, will be sold at a significant discount to existing branded products when they are launched in the U.S. and the E.U. The introduction of biosimilars  into the ESA market could prove to be a significant threat to Hematide if they are able to demonstrate bioequivalence to existing ESAs. Biosimilars will constitute additional competition for Hematide  and could drive its price down, which may adversely affect our revenues.

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

We have experienced significant operating losses since our inception in 2001. At June 30, 2007, we had a deficit accumulated during the development stage of approximately $185.2 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and from payments by Takeda under our collaboration agreements. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, prepare for commercialization of our initial products, begin new development programs and add the necessary infrastructure to support operating as a public company. Even if we receive regulatory approval for one or more products, we must successfully commercialize our products before we can become profitable. We anticipate that it will be at least several years before we can commercialize our lead product candidate, Hematide, and even longer for our current product candidates, if at all. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve or sustain profitability.

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

In addition, in response to the FDA’s recent black box warning and public health advisories, CMS is reviewing coverage of ESAs which could have a materially negative impact on the size of the ESA market in the United States and reduce the overall size of the market Hematide is expected to compete in at the time of launch.

As a result of these reimbursement and other legislative proposals and the trend towards managed health care in the U.S., third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide any coverage of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

The Centers for Medicare and Medicaid Services, or CMS, policies are constantly changing and we cannot guarantee that they will not decrease, limit or deny reimbursement of Hematide in the future.

CMS, the agency within the Department of Health and Human Services that manages Medicare and will be responsible for reimbursement of the cost of Hematide administered to Medicare beneficiaries, has asserted the authority of Medicare not to cover particular drugs if it determines that they are not ‘‘reasonable and necessary’’ for Medicare beneficiaries, or to cover them at a lesser rate, compared to drugs that CMS considers to be therapeutically comparable. We cannot be certain that CMS will not decrease, limit or deny reimbursement of Hematide for any therapeutic indication we may pursue. As the costs of the Medicare program continue to grow, CMS may be compelled to make difficult decisions regarding the trade-offs of supporting the reimbursement of certain public health expenditures over others. Depending on methods CMS uses to calculate the cost-benefit of treatments competing for share of the Medicare budget, ESAs (including Hematide) may not be considered to offer sufficient overall health benefit to justify reimbursement at levels that will allow us to achieve and sustain profitability. In fact, the National Institute for Health and Clinical Excellence, the body that provides guidance to the U.K.’s National Health Service on what healthcare technologies to reimburse and at what levels, currently recommends against the wide use of ESAs in the treatment of chemotherapy induced anemia. In addition, further, as a result of the recent safety concerns relating to ESAs, the CMS policies has recently announced that it is reviewing policies relating to the use of ESAs. Further, CMS has instituted dramatic Medicare reimbursement changes in the past that adversely impacted the businesses of companies in other segments of the healthcare industry, and we cannot determine that

CMS will not do the same in the markets in which we operate. CMS currently reimburses healthcare providers for use of ESAs at ASP plus 6%. In the future, CMS may reimburse ESAs under methods other than ASP plus 6%, including capitation, a method that reimburses providers a fixed, per capita amount per patient regardless of the level of service provided. We cannot guarantee that Hematide, or any of our other product candidates, will be reimbursed by CMS to incentivise physician adoption.  In fact, a capitated reimbursement payment methodology may create incentives for lower utilization or dosing of ESAs, including Hematide.

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

As of April 30, 2007 and prior to the expiration of the lock up agreements with the underwriters in connection with our initial public offering, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 65% of our voting stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 31, 2007, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. There can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting as of the end of 2007.  For example, during our review of the results of operations for the quarter ended March 31, 2007, we identified a material weakness in the operation of our internal controls over financial reporting, as defined in Public Company Accounting Oversight Board Standard No. 2, in connection with the accurate completion of deferred income tax assets and liabilities and income tax provision. Also, during the quarter ended June 30, 2007, we identified a material weakness in connection with the accurate completion of collaboration revenue. We have commenced efforts to remediate these material weaknesses through process and internal control improvements and the addition of staff and consulting resources. However, if we cannot correct the material weaknesses we have identified prior to the end of fiscal year 2007, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment in the future, investor confidence and our stock price could be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market that were previously restricted from sale, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-136125) and a Registration Statement on Form S-1 filed pursuant to Rule 462(b) (File No. 333-139363) that were declared effective by the Securities and Exchange Commission on December 14, 2006. We registered 4,255,000 shares of our common stock for an aggregate offering price of $106,375,000, all of which were sold. After deducting expenses, we received net offering proceeds of approximately $96 million from our initial public offering. As of June 30, 2007, we had invested the aggregate net proceeds of approximately $96 million from our initial public offering in investment accounts.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

The following table provides information relating to repurchases of our common stock in the three months ended June 30, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1, 2007 – April 30, 2007	3,412	$2.59	N/A	N/A
May 1, 2007 - May 31, 2007	—	$—	N/A	N/A
June 1, 2007 - June 30, 2007	1,341	$4.36	N/A	N/A
Total	4,753	$3.09	N/A	N/A

(1)             The shares of our common stock were repurchased by us from employees upon termination of services pursuant to the terms and conditions of our 2001 Stock Option/Stock Issuance Plan, which permits us to elect to purchase such shares at the original issuance price.

Item 3.                          Defaults Upon Senior Securities

Not applicable.

Item 4.                          Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders of the Company was held on May 31, 2007 (the  “Meeting”).  Of the 14,878,850  shares  of  Common  Stock of the  Company entitled  to be voted at the  Meeting,  12,017,419  shares of Common  Stock were voted in person or by proxy, constituting a quorum.

The following matters were considered and voted at the Meeting:

(i)             The stockholders voted to elect the Company’s two (2) Class I director nominees.  Of the votes cast, Ms.  LaPorte received 11,965,939 votes for election, and 51,480 votes were withheld.  Ms. Czerepak received 12,008,335 votes for election and 9,084 votes were withheld.  Accordingly, the following persons were elected directors of the Company for a three year period expiring in 2010:

Kathleen LaPorte

Elizabeth Czerepak

Ms. Czerepak subsequently resigned from our board of directors effective as of June 8, 2007, as disclosed in our current report on form 8-K filed with the SEC on June 13, 2007. R. Lee Douglas, Nicholas Galakatos, Ph.D. and John P. Walker will continue in office as directors in the class of directors to be elected at our 2008 annual meeting of stockholders. Ted W. Love, Arlene M. Morris and Daniel K. Spiegelman will continue in office as directors in the class of directors to be elected at our 2009 annual meeting of stockholders.

(ii)          The stockholders  voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

Votes cast for	11,984,422
Votes cast against	32,897
Abstentions	100
Broker non-votes	0

Item 5.                          Other Information

Not applicable.

Item 6.                          Exhibits

The following documents are being filed as part of this report:

3.3	Amended and Restated Certificate of Incorporation(1)
3.5	Amended and Restated Bylaws(1)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate(1)
4.3	Warrant to purchase shares of Series C Preferred Stock(1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)
10.37*	First Amendment to Collaboration and License Agreement, dated April 1, 2007, by and between the Registrant and Takeda Pharmaceutical Company Limited.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

AFFYMAX, INC.

	By:	/s/ ARLENE M. MORRIS
Dated: August 10, 2007		Arlene M. Morris President, Chief Executive Officer and Member of the Board of Directors

	By:	/s/ PAUL B. CLEVELAND
Dated: August 10, 2007		Paul B. Cleveland Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation(1)
3.5	Amended and Restated Bylaws(1)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate(1)
4.3	Warrant to purchase shares of Series C Preferred Stock(1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)
10.37*	First Amendment to Collaboration and License Agreement, dated April 1, 2007, by and between the Registrant and Takeda Pharmaceutical Company Limited.
First Amendment to Collaboration and License Agreement, dated April 1, 2007, by and between the Registrant and Takeda Pharmaceutical Company Limited.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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