Form 10-Q
period 2007-09-30
AFFYMAX INC
filed 2007-11-13
CIK 1158223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007, 15,093,462 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC
TABLE OF CONTENTS

	PART I—FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (unaudited)	3
	Condensed Balance Sheets as of September 30, 2007 and December 31, 2006	3
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 and for the Cumulative Period from July 20, 2001 (Date of Inception) through September 30, 2007	4
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 and for the Cumulative Period from July 20, 2001 (Date of Inception) through September 30, 2007	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	20
Item 4.	Controls and Procedures	20
Item 4T.	Controls and Procedures	21

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Submission of Matters to a Vote of Security Holders	43
Item 5.	Other Information	43
Item 6.	Exhibits	43
SIGNATURES		44

PART I—FINANCIAL INFORMATION

Item 1.                          Financial Statements

AFFYMAX, INC.
(A development stage company)
CONDENSED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$51,966	$147,541
Restricted cash	1,051	1,051
Short-term investments	152,144	76,751
Related party receivable	8,703	10,191
Prepaid expenses and other current assets	7,729	4,576
Total current assets	221,593	240,110
Property and equipment, net	4,032	2,014
Restricted cash	1,135	1,135
Long-term investments	—	6,133
Deferred tax assets	485	—
Other assets	1,809	596
Total assets	$229,054	$249,988
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,118	$9,113
Accrued liabilities	3,606	2,566
Capitalized lease obligations, current	188	293
Total current liabilities	15,912	11,972
Deferred revenue	117,395	120,821
Other long term liabilities	1,141	156
Capitalized lease obligations, net of current	27	140
Total liabilities	134,475	133,089
Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock	15	15
Additional paid-in capital	292,486	285,771
Deferred stock-based compensation	(37)	(94)
Deficit accumulated during the development stage	(197,874)	(168,749)
Accumulated other comprehensive loss	(11)	(44)
Total stockholders’ equity	94,579	116,899
Total liabilities and stockholders’ equity	$229,054	$249,988

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period From July 20, 2001 (Date of Inception) to September 30,
	2007	2006	2007	2006	2007
Collaboration revenue	$10,487	$4,124	$27,459	$4,251	$39,147
License and royalty revenue	7	10	28	32	619
Total revenue	10,494	4,134	27,487	4,283	39,766
Operating expenses
Research and development	18,610	9,250	45,198	41,228	177,368
General and administrative	5,766	2,992	17,293	7,193	56,353
Amortization of intangible assets	—	—	—	—	14,471
Impairment of assets	—	—	—	—	4,224
Total operating expenses	24,376	12,242	62,491	48,421	252,416
Loss from operations	(13,882)	(8,108)	(35,004)	(44,138)	(212,650)
Interest income	2,882	1,973	8,814	3,540	17,738
Interest expense	(2)	(16)	(11)	(63)	(181)
Other income (expense), net	(9)	(23)	26	(22)	169
Net loss before provision for income taxes	(11,011)	(6,174)	(26,175)	(40,683)	(194,924)
Provision for income taxes	1,695	—	2,950	—	2,950
Net loss	(12,706)	(6,174)	(29,125)	(40,683)	(197,874)
Accretion of mandatorily redeemable convertible preferred stock	—	(215)	—	(624)	(1,899)
Net loss attributable to common stockholders	$(12,706)	$(6,389)	$(29,125)	$(41,307)	$(199,773)
Net loss per common share:
Basic and diluted	$(0.85)	$(4.76)	$(1.96)	$(42.92)
Weighted-average number of common shares used in computing basic and diluted net loss per common share calculations	14,920	1,343	14,887	962

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,		Cumulative Period From July 20, 2001 (Date of Inception) to
	2007	2006	September 30, 2007
Cash flows from operating activities
Net loss	$(29,125)	$(40,683)	$(197,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	764	506	21,794
Amortization of discount/premium on investments	(346)	(189)	(703)
Stock-based compensation expense	5,043	824	11,509
Interest expense related to common stock warrants	—	—	56
Loss on termination of capital lease	—	—	156
(Gain) loss on disposal of fixed assets	(15)	—	160
Impairment of assets	—	—	4,224
Realized gain on investments	(18)	—	(111)
Lease deposit write off	—	—	23
Changes in operating assets and liabilities:
Related party receivable	1,488	(206)	(8,703)
Prepaid expenses and other current assets	(3,153)	(2,523)	(7,457)
Deferred tax assets	(485)	—	(485)
Other assets	(1,213)	—	(374)
Accounts payable	3,005	1,905	11,512
Accrued liabilities	1,073	(507)	3,041
Deferred revenue	(3,426)	118,060	117,395
Other long term liabilities	985	(141)	1,141
Net cash provided by (used in) operating activities	(25,423)	77,046	(44,696)
Cash flows from investing activities
Purchases of property and equipment	(2,782)	(870)	(6,043)
Purchases of marketable securities	(204,389)	(170,105)	(728,534)
Proceeds from sales and maturities of marketable securities	135,526	112,738	577,193
Proceeds from sale of property and equipment	15	—	548
Acquisition of net assets, net of cash acquired	—	—	(1,086)
Change in restricted cash	—	(1,051)	(2,186)
Net cash used in investing activities	(71,630)	(59,288)	(160,108)
Cash flows from financing activities
Repurchases of common stock	(15)	—	(479)
Proceeds from issuance of common stock upon exercise of stock options, including early exercise of stock options	245	183	989
Proceeds from issuance of common stock under employee stock purchase plan	427	—	427
Proceeds from issuance of common stock upon exercise of common stock warrant	—	—	1,824
Proceeds from issuance of common stock	—	—	1,000
Proceeds from issuance of preferred stock, net of issuance costs	—	9,982	157,035
Proceeds from IPO, net of issuance costs	(30)	(1,051)	96,055
Tax benefits related to employee stock-based compensation	1,069	—	1,069
Principal payments under capital lease obligations	(218)	(201)	(1,150)
Net cash provided by financing activities	1,478	8,913	256,770
Net increase (decrease) in cash and cash equivalents	(95,575)	26,671	51,966
Cash and cash equivalents at beginning of the period	147,541	14,399	—
Cash and cash equivalents at end of the period	$51,966	$41,070	$51,966
Noncash investing and financing activities
Change in unrealized gain (loss) on marketable securities	$33	$9	$(11)

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.              The Company

Affymax, Inc. (the “Company”), a Delaware corporation, was incorporated on July 20, 2001. The Company is a biopharmaceutical company focused on developing novel peptide-based drug candidates to improve the treatment of serious and often life-threatening conditions. The Company’s lead product candidate, Hematide, is designed to treat anemia associated with chronic renal failure and cancer. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. The Company is conducting Phase 3 clinical trials in patients suffering from chronic renal failure, on dialysis and pre-dialysis.

In December 2006, the Company completed its initial public offering of 4,255,000 shares of its common stock at a public offering price of $25.00 per share, including the underwriters’ exercise of their option to purchase an additional 555,000 shares to cover over-allotments. The aggregate net cash proceeds from the offering, including the shares issued upon exercise of the over-allotment option, were approximately $96 million, after deducting the underwriting discount and commissions and other offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 8,993,572 shares of common stock. In addition, the Company issued 240,561 shares of its common stock in December 2006 upon the net and cash exercise of outstanding warrants that would have terminated if not exercised prior to the closing of the Company’s initial public offering. As of September 30, 2007, a warrant to purchase 1,987 shares of common stock remained outstanding.

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

The Company has experienced significant operating losses since inception. At September 30, 2007, the Company had a deficit accumulated during the development stage of $197.9 million. The Company has generated no revenue from product sales to date. The Company has funded its operations to date principally from the sale of securities and through collaboration agreements with a single collaboration partner. The Company expects to incur substantial additional operating losses for the next several years and expects that it will need to obtain additional financing in order to complete the clinical development of Hematide and other product candidates, launch and commercialize its product candidates for which it receives regulatory approval, continue research and development programs and license or acquire additional product candidates. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

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

The Company is required to assess the profitability of the overall Arrangement on a periodic basis throughout the life of the Arrangement when events or circumstances indicate a potential change in facts. Profitability is defined as a net cash inflow resulting from the Arrangement over its life. Such assessment is based on estimates to determine the most likely outcome based on available facts and circumstances at each assessment date. The estimates include the consideration of factors such as the progress and timing of clinical trials, competitive ESAs in the market, drug related serious adverse events and other safety issues in the clinical trials, pricing reimbursement in relevant markets and historical costs incurred compared to original estimates. When the periodic assessment or other events or circumstances indicate a loss will result from performance under the Arrangement, costs will continue to be recognized as they are incurred. However, revenue will be deferred until either: (i) the Arrangement becomes profitable, at which point revenue will continue to be recognized under the zero profit proportional performance model, or (ii) the end of the Arrangement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders	$(12,706)	$(6,389)	$(29,125)	$(41,307)
Denominator:
Weighted-average common shares outstanding	14,934	1,384	14,905	980
Less: Weighted-average unvested common shares subject to repurchase	(14)	(41)	(18)	(18)
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	14,920	1,343	14,887	962
Basic and diluted net loss per common share	$(0.85)	$(4.76)	$(1.96)	$(42.92)

The following number of shares or share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect (in thousands):

	As of September 30,
	2007	2006
Mandatorily redeemable convertible preferred stock (as if converted)	—	8,463
Redeemable convertible preferred stock (as if converted)	—	530
Options to purchase common stock	1,819	1,307
Common stock subject to repurchase	12	36
Common stock issuable pursuant to the Employee Stock Purchase Plan	14	—
Warrants to purchase common stock	2	438
Warrants to purchase mandatorily redeemable convertible preferred stock	—	2

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported net loss, total assets or stockholders’ equity.

Revisions to Previously Reported Financial Information

The quarterly financial data presented have been adjusted to correct an overstatement of stock-based compensation of $2.1 million for the nine months ended September 30, 2006. In addition, the financial statements for the nine months ended September 30, 2006 include an out of period adjustment of $2.4 million related to an overstatement of stock-based compensation expense in 2005.

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

3.              Stock-Based Compensation

Stock-Based Compensation

The Company’s financial statements as of and for the three and nine months ended September 30, 2007 and 2006 reflect the impact of SFAS No. 123(R), Share-Based Payment.

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options is being recognized on a straight-line basis over the requisite service period of the awards. During the three months ended September 30, 2007 and 2006, the Company granted 205,775 and 280,597 stock options, respectively, to employees with a weighted-average grant date fair value of $17.74 and $18.78 per share, respectively. During the nine months ended September 30, 2007 and 2006, the Company granted 680,925 and 795,065 stock options, respectively, to employees with a weighted-average grant date fair value of $22.32 and $15.30 per share, respectively. The fair value of employee stock options was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected volatility	80%	86%	81%	87%
Risk-free interest rate	4.41%	4.65%	4.61%	4.62%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	5.71	5.77	5.79	5.77

The Company also estimated the fair value of employee stock purchase rights granted under the 2006 Employee Stock Purchase Plan, which became effective in December 2006 upon the effectiveness of the Company’s initial public offering, using the Black-Scholes valuation model. For the three and nine months ended September 30, 2007, the weighted-average fair value of each stock purchase right was $9.50 per share. The fair value of employee stock purchase rights is being recognized on a straight-line basis over the requisite service period of the purchase rights. The fair value of employee stock purchase rights were estimated using the following assumptions for the three and nine months ended September 30, 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006(1)	2007	2006(1)
Expected volatility	59 - 65%	—	59 - 65%	—
Risk-free interest rate	4.67 - 4.95%	—	4.67 - 4.95%	—
Dividend yield	0.00%	—	0.00%	—
Expected term (in months)	4.5 - 24	—	4.5 - 24	—

(1) The 2006 Employee Stock Purchase Plan became effective upon the effectiveness of the Company’s initial public offering in December 2006.

The Company recognized stock-based compensation expense related to employee stock options and stock purchase rights of $1.7 million and $579,000 for the three months ended September 30, 2007 and 2006, respectively, and $5.1 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively, under SFAS No. 123(R). As of September 30, 2007, unrecognized compensation costs related to employee stock options totaled $18.1 million. The cost is expected to be recognized over a weighted-average amortization period of 2.72 years.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Shares	Options Outstanding
	Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balances at December 31, 2006	1,212,500	1,332,575	$6.67
Additional shares authorized	669,523	—	—
Options granted	(693,425)	693,425	31.13
Options exercised	—	(152,084)	1.61
Options forfeited	54,174	(54,174)	22.63
Options cancelled	1,072	(1,072)	25.26
Stock repurchased	4,863	—	—
Balances at September 30, 2007	1,248,707	1,818,670	$15.93

4.              Investments

The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	As of September 30, 2007
	Cost	Unrealized Gain / (Loss)	Fair Value
Short-term investments:
Corporate securities	$27,890	$(31)	$27,859
Foreign securities	2,690	(3)	2,687
Certificates of deposit	9,707	1	9,708
Government securities	65,098	22	65,120
Auction rate securities	46,770	—	46,770
Total short-term investments	$152,155	$(11)	$152,144

	As of December 31, 2006
	Cost	Unrealized Gain / (Loss)	Fair Value
Short-term investments:
Corporate securities	$12,342	$(7)	$12,335
Foreign securities	3,196	(1)	3,195
Certificates of deposit	5,507	2	5,509
Government securities	13,000	(28)	12,972
Auction rate securities	42,740	—	42,740
Total short-term investments	$76,785	$(34)	$76,751
Long-term investments:
Government securities	$6,143	$(10)	$6,133

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

In September 2004, the Company filed a civil complaint in the U.S. District Court for the Northern District of Illinois, or the Illinois case, against J&J alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, and for unjust enrichment and constructive trust. The complaint alleges that the Affymax N.V. scientists are sole or co-inventors of the intellectual property in dispute, including the above-referenced J&J patents and patent applications, and that the Company is the sole or co-owner of them. The complaint also alleges that J&J breached the three-year Research and Development Agreement between Affymax N.V. and a division of Ortho Pharmaceutical Corporation, a subsidiary of J&J, or the R&D Agreement, by, among other things, engaging in a course of conduct designed to obtain patents for itself and to deny the Company patents on the Affymax scientists’ inventions. The complaint further alleges that the Company has suffered damages as a result of J&J’s breaches and that J&J has been unjustly enriched through its misconduct and should be subject to the imposition of a constructive trust.

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

J&J requested that the Illinois case be dismissed and the matter decided under the R&D Agreement’s arbitration provisions. In February 2006, the Illinois court entered an order that the appropriate forum for the Company and J&J to resolve the inventorship, ownership, breach of contract and related claims was binding arbitration under the American Arbitration Association, or AAA, rules in Illinois. The Illinois court held that the claims pending in the German court were also subject to arbitration and required the Company to dismiss the German complaint, which the Company has done. The Illinois court further stated that it will retain jurisdiction over the subject matter during the arbitration in Illinois.

In April 2006, the Company filed a demand for arbitration with the AAA claiming that it is the owner or co-owner of the intellectual property in dispute and alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, for unjust enrichment and constructive trust, and for breach of fiduciary duty. In May 2006, J&J filed its answer and counterclaims, substantially restating their allegations made in the U.S. and German courts. In April 2007, the Company filed an amended demand for arbitration. In June 2007, J&J filed an amended counterdemand. The AAA has appointed a panel of arbitrators, and the arbitrators have established a schedule for the arbitration. The parties have commenced discovery.  In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel.  In July 2007, the Company filed an opposition to J&J’s motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J can obtain limited discovery on Hematide, but that J&J cannot obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning.  The arbitration hearing is scheduled to occur during the second half of 2008. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

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

The Company has recognized $10.5 million and $4.1 million of revenue under the Arrangement with Takeda during the three months ended September 30, 2007 and 2006, respectively, $27.5 million and $4.3 million during the nine months ended September 30, 2007 and 2006, respectively, and $39.1 million for the cumulative period from July 20, 2001 (date of inception) through September 30, 2007. In December 2006, Takeda completed a Phase 1 trial of Hematide in Japan resulting in the payment in January 2007 to the Company of a $10 million milestone under the collaboration. As of September 30, 2007, the amount receivable from Takeda was $8.7 million for the reimbursement of third-party expenses related to development in pursuit of U.S. regulatory approval of Hematide and the reimbursement of expenses for research activities related to backup products, which was recorded as a related party receivable.

7.              Income Taxes

The Company is subject to federal and California state income tax. The Company’s combined federal and state tax liability was $1.9 million for the nine months ended September 30, 2007.  The Company recorded a provision for income taxes of $1.7 million and $3.0 million for the three and nine months ended September 30, 2007, respectively.  The Company was in a net operating loss position in 2006 and all prior periods and therefore did not record a provision for income taxes for the three and nine months ended September 30, 2006.

The Company has substantial federal and California net operating losses. Under the provisions of Sections 382 and 383 of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and research and development credits that can be utilized in the future to offset taxable income. Pursuant to these provisions, the Company has experienced a change in ownership during December 2006. As a result of the limitation discussed above, the Company cannot offset all of its 2007 year to date taxable income with loss carryforwards from prior years.  The Company expects to utilize a substantial portion of its available net operating loss carryforwards in 2007 after consideration of the above limitation.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), effective January 1, 2007. The cumulative effect of adopting FIN No. 48 resulted in no FIN No. 48 liability on the balance sheet. At the adoption date of January 1, 2007, the Company had $2.0 million of unrecognized tax benefits, which because of the full valuation allowance, will not affect the effective tax rate when recognized.

The Company recorded a $326,000 FIN No. 48 liability for an uncertain income tax position for the three months ended June 30, 2007, which was reflected as a long-term liability on its condensed balance sheet. A corresponding deferred tax asset was recognized because the FIN No. 48 liability formed the basis for potential taxable income. The Company has recorded an additional FIN No. 48 liability for an uncertain income tax position for the three months ended September 30, 2007 of $159,000 with a corresponding  increase in deferred tax asset. No penalties or interest are currently accrued and such amounts would be recognized as a component of other expense and interest expense, respectively, if they are incurred.  Although it is reasonably possible the total amounts of unrecognized tax benefits will increase or decrease in the next twelve months, quantification of an estimated range cannot be made at this time.

As of September 30, 2007, the Company’s federal returns for the years ended 2004 through the current period and state returns for the years ended 2002 through the current period are still open to examination. Net operating losses and research and development credit carryforwards used in 2007 will be open for examination until 2011 and 2012 for federal and state purposes, respectively.  Any remaining net operating losses and research and development carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years under examination by any jurisdiction at this time.

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

We are conducting Phase 3 clinical trials in patients suffering from chronic renal failure, on dialysis and pre-dialysis.   Based on our discussions with the FDA on the design of our Phase 3 program, we are planning to  conduct four open-label, randomized controlled clinical trials.  Of these trials, two trials are being conducted in pre-dialysis patients and are designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time.  The other two trials are being conducted in dialysis patients and are designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide.  Analysis of efficacy and safety for all of the Phase 3 studies will be based on assessments of non-inferiority to the comparator drugs.  The primary efficacy endpoint will be the mean change in hemoglobin from baseline.  Treatment in each study will be continued until the last patient has been treated for 52 weeks.  Assessment of safety will include a composite cardiovascular endpoint from a pooled safety database.

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

To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, expense reimbursements, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. Since inception we have incurred net losses and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of September 30, 2007, we had an accumulated deficit of $197.9 million.

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

Except for the following, our critical accounting policies and the use of estimates are consistent with those noted in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We adopted the provisions of FIN No. 48 on January 1, 2007. The cumulative effect of adopting FIN No. 48 resulted in no FIN No. 48 liability on the balance sheet. At the adoption date of January 1, 2007, we had $2.0 million of unrecognized tax benefits, which because of the full valuation allowance, will not affect the effective tax rate when recognized.

We recorded a $326,000 FIN No. 48 liability for an uncertain income tax position for the three months ended June 30, 2007, which was reflected as a long-term liability on our condensed balance sheet. A corresponding deferred tax asset was recognized because the FIN No. 48 liability formed the basis for potential taxable income. We have recorded an additional FIN No. 48 liability for an uncertain income tax position for the three months ended September 30, 2007 of $159,000 with a corresponding  increase in deferred tax asset. No penalties or interest are currently accrued and such amounts would be recognized as a component of other expense and interest expense, respectively, if they are incurred. Although it is reasonably possible the total amounts of unrecognized tax benefits will increase or decrease in the next twelve months, quantification of an estimated range cannot be made at this time.

Results of Operations

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Total revenue	$10,494	$4,134	$6,360	154%	$27,487	$4,283	$23,204	542%

We have recognized revenue under our Arrangement with Takeda of $10.5 million and $4.1 million during the three months ended September 30, 2007 and 2006, respectively, and $27.5 million and $4.3 million during the nine months ended September 30, 2007 and 2006, respectively, under the zero profit proportional performance model, as discussed in the notes to our unaudited financial statements included in this Quarterly Report. The increase in revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to the growth in direct costs associated with the increase in clinical trial activity and headcount in connection with Hematide. The increase in revenue for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to the inclusion of only approximately three months of revenue during the nine months ended September 30, 2006 as the Arrangement was executed in June 2006 and the growth in direct costs associated with the increase in clinical trial activity and headcount in connection with Hematide. We recognized immaterial revenues for the three and nine months ended September 30, 2007 and  2006 from royalty payments.

Research and Development Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$18,610	$9,250	$9,360	101%	$45,198	$41,228	$3,970	10%

The increase in research and development expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to an increase of $7.1 million in clinical trial costs resulting principally from additional clinical trials and enrollment of higher number of patients, an increase of $2.0 million in personnel costs resulting from increased headcount and stock-based compensation expenses and a $875,000 technology license fee for which there is no alternative future use.  The increase in research and development expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to an increase of $15.5 million in clinical trial costs resulting principally from additional clinical trials and enrollment of higher number of patients, an increase of $5.3 million in personnel costs resulting from increased headcount and stock-based compensation expenses and the $875,000 technology license noted above, which was offset by a milestone payment of $17.6 million in connection with the Nektar license that was expensed during the nine months ended September 30, 2006.

General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
General and administrative expenses	$5,766	$2,992	$2,774	93%	$17,293	$7,193	$10,100	140%

The increase in general and administrative expenses for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was primarily due to an increase of $1.3 million and $6.5 million, respectively, in personnel costs resulting from higher headcount and stock-based compensation expenses and an increase of $1.3 million and $2.9 million, respectively, in Sarbanes-Oxley, legal and other consulting fees.

Interest Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Interest income (expense), net	$2,880	$1,957	$923	47%	$8,803	$3,477	$5,326	153%

The increase in interest income, net, was due primarily to higher level of cash, cash equivalents and short-term investments during the three and nine months ended September 30, 2007 compared to the same periods in 2006.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Other income (expense), net	$(9)	$(23)	$14	61%	$26	$(22)	$48	218%

Other income (expense), net, was immaterial for the three and nine months ended September 30, 2007 and 2006.

Provision for Income taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Provision for income taxes	$1,695	—	$1,695	100%	$2,950	—	$2,950	100%

We are subject to federal and California state income tax.  We recorded a provision for income taxes for the three and nine months ended September 30, 2007, respectively.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value

	Three Months Ended					Nine Months Ended
	September 30,		Increase/	% Increase/		September 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)		2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Accretion of redeemable convertible preferred stock to redemption value	$—	$(215)	$(215)	(100%	)	$—	$(624)	$(624)	(100%	)

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

Liquidity and Capital Resources

Since our inception, we have financed our operations through sale of capital stock, license fees and milestone payments from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. Through September 30, 2007, we have received net proceeds of $256.9 million from the issuance of common stock and convertible preferred stock and $122 million of upfront license fees, a $10.0 million milestone payment and $15.4 million for the reimbursement of development expenses and purchase of API from our collaboration agreements with Takeda. As of September 30, 2007, we had $204.1 million in unrestricted cash, cash equivalents and short-term investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, corporate bonds, commercial paper, auction rate securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

	September 30,	December 31.
	2007	2006
	(in thousands)
Cash, cash equivalents, short-term investments and long-term investments	$204,110	$230,425
Working capital	$205,681	$228,138

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$(25,423)	$77,046
Investing activities	$(71,630)	$(59,288)
Financing activities	$1,478	$8,913
Capital expenditures (included in investing activities above)	$2,782	$870

Net cash used in operating activities for the nine months ended September 30, 2007 primarily reflects the development of Hematide and other product candidates partially offset by a milestone payment and direct cost reimbursements from Takeda. Cash used in the period includes the net loss, which was reduced in part by non-cash activities including stock-based compensation, depreciation and amortization, as well as an increase in prepaid expenses, other current assets and other assets primarily as a result of payments made at the initiation of our Phase 3 clinical trials for Hematide. Cash provided by operations includes a $10.0 million milestone payment, $14.0 million for the reimbursement of development expenses and an increase in accounts payable, accrued liabilities and other long term liabilities due to the timing of payment. Net cash provided by operating activities for the nine months ended September 30, 2006 primarily reflects the $122 million of upfront license fees received from Takeda, which was partially offset by the net loss for the period. Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 was primarily related to net purchases of investments and, to a lesser extent, purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2007 includes the investment of cash received from our initial public offering.  Net cash provided by financing activities for the nine months ended September 30, 2006 was primarily attributable to the issuance of Series E preferred stock to Takeda.

Our future contractual lease obligations, including financing costs, at September 30, 2007 were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized lease obligations	$217	$190	$27	$—	$—
Operating lease obligations	19,405	2,498	5,200	5,667	6,040
Total fixed contractual obligations	$19,622	$2,688	$5,227	$5,667	$6,040

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

We believe that the existing cash, cash equivalents and short-term investments together with the interest thereon, will enable us to maintain our currently planned operations through at least mid 2009. However, we expect to raise additional capital to complete the development and commercialization of Hematide. Our capital requirements are likely to increase. Additional funds to support our operations may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

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

Off-Balance Sheet Arrangements

There were no significant off-balance sheet arrangements at September 30, 2007.

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

Item 4.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2007. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weaknesses in internal control over financial reporting described below.

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

Plan for Remediation of Material Weaknesses.   We have discussed these material weaknesses with our independent registered public accounting firm and our Audit Committee.  We have taken significant actions towards remediation of the material weakness related to our internal controls over the completeness and accuracy of our deferred income tax assets and liabilities and the income tax provision.  We have recently hired additional accounting staff, including a Vice President, Finance, to augment our accounting and financial control function and are continuing to implement plans to enhance our reporting systems and procedures as well as provide for greater oversight in the accounting and finance functions.  The accounting staff has been trained to identify and escalate material financial reporting related matters that involve a significant degree of subjectivity, complexity and/or judgment to  our senior management.  Further, we retained additional consulting resources to evaluate matters where there may be a significant divergence of opinions.  We will continue to strengthen our internal controls over income tax accounting during the remainder of the year.

We have taken significant actions towards remediation of the material weakness related to our internal controls over the accuracy of our collaboration revenue.  We have implemented a process for the preparation and review of detailed reconciliations of the collaboration revenue, deferred revenue and accounts receivable balances against our accounting system to ensure the accuracy of the amounts reported in our financial statements.  In addition, we have consolidated the collaboration revenue related duties to a single individual to provide consistent oversight.  Further, we continue to implement plans to enhance our reporting systems and procedures as well as provide for greater oversight in the accounting and finance functions.  We will continue to strengthen our internal controls over the accounting for collaboration revenue during the remainder of the year.

As a newly public company, we have established our plan and are proceeding to test our controls as required for certification as provided under Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). The effectiveness of our remediation efforts will not be known until we can conduct the management tests of internal controls to be performed as of December 31, 2007. If we are unable to effectively correct the material weaknesses we have identified prior to such time, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, we will be required to conclude and report that our internal control over financial reporting is not effective as of that date and investor confidence and our stock price could be adversely affected.

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

Changes in Internal Control over Financial Reporting.   There were changes in our internal control over financial reporting, as discussed above, during our fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

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

In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel.  In July 2007, the Company filed an opposition to J&J’s motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J can obtain limited discovery on Hematide, but that J&J cannot obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning.  The arbitration hearing is scheduled to occur during the second half of 2008. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

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

Hematide, an ESA, is a new chemical entity and our only product candidate in clinical development.  We are currently  conducting Phase 3 clinical trials for the treatment of anemia associated with chronic renal failure.  All of our other compounds or potential product candidates are in the research stage. In order to commercialize Hematide, we will be required to conduct clinical trials to establish that Hematide is safe and effective which may not succeed and to obtain regulatory approvals which we may fail to do.  We do not know, and are unable to predict, whether we will be able successfully enroll patients or to otherwise execute the Phase 3 clinical trials in a timely or effective manner.

The FDA, the medical community and others have recently raised significant safety concerns relating to commercially available ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. The FDA recently required revised warnings, including black box warnings, be added to labels of currently marketed ESAs advising physicians to monitor hemoglobin levels and to use the lowest dose of ESA to increase the hemoglobin concentration to the lowest level sufficient to avoid the need for red blood cell transfusions. The FDA also issued a public health advisory re-evaluating the safe use of the ESA class and convened its Oncology Drugs Advisory Committee (ODAC) in May 2007 to consider recent information on risks associated with ESAs for use in the treatment of anemia in cancer patients. The ODAC recommended that the FDA institute restrictions on the usage of currently marketed ESAs, including limitations on the treatment of certain types of cancer and the duration of treatment.   The FDA also convened a joint meeting in September 2007 of the Cardiovascular and Renal Drugs advisory committee and the Drug Safety and Risk Management advisory committee to review the risks and benefits of ESAs.  The controversy surrounding ESAs and FDA concerns may negatively affect patient enrollment and the cost, scope, size, risk or timing of our clinical trials, increase the risk of achieving regulatory approval, and significantly delay commercialization of Hematide.   The market for ESAs has been significantly reduced and is likely to negatively impact the commercial potential of Hematide.

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

Hematide is at an earlier stage of development for chemotherapy induced anemia in comparison to our renal program and as part of our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, Takeda has assumed primary responsibility for regulatory and clinical development activities related to the worldwide oncology program. The safety concerns surrounding ESAs has had and may continue to have a negative impact on the timing and development of the Hematide oncology program.

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

The outcome of any arbitration or litigation proceeding is inherently unpredictable. The claims and underlying facts at issue in this dispute are complex, and could necessitate prolonged discovery. Since we acquired assets from Affymax N.V. (a different company from us), discovery could uncover documents and other evidence of which we are not currently aware that are adverse to our position. We have incurred significant expense in pursuing this matter to date, and because a final decision on the arbitration and related litigation may not be reached for years, we expect we will continue to incur significant and increasing expenses for several more years, likely totaling in the millions of dollars as this matter progresses toward resolution. In addition, the efforts of our technical, legal and management personnel have been and will continue to be diverted as a result of this dispute. The arbitration panel ruling permitting the scope of discovery to include certain information relating to Hematide could increase our legal expenses significantly and may further divert the efforts of our technical, legal and management personnel.

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

In the pre-dialysis market, one challenge is that patients suffering from anemia may not access health care resources to treat their condition for some time following its onset. As a result, the available pre-dialysis market may be limited by the overall proportion of patients who are diagnosed with the condition, how early these patients are diagnosed, and at what point they begin treatment. Additionally, reaching and educating the doctors who treat pre-dialysis patients may be  difficult, as these patients are spread thinly across a variety of treatment settings. Primary care physicians that treat pre-dialysis patients may not be comfortable with reimbursement procedures for injectible products and thus delay or restrict treatment with ESAs.

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

We anticipate that, if approved, Hematide would compete with EPOGEN and Aranesp, which are both marketed by Amgen, PROCRIT, which is marketed by Ortho Biotech Products, L.P. (a subsidiary of J&J), and NeoRecormon, currently marketed outside the U.S. by Roche. Aranesp is approved for once-monthly dosing for treatment of anemia in pre-dialysis patients in Europe. In the U.S., Amgen is reportedly in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in pre-dialysis patients. If Amgen is successful in obtaining approval for once-monthly dosing, the market for Hematide may be decreased. In addition, in April 2006 Roche filed for U.S. and European marketing approval for Mircera and recently received approval in Europe.  Mircera reportedly has greater serum stability and is longer acting than any rEPO product that is currently on the market. Roche and Amgen are currently engaged in patent litigation.  Mircera has recently been found  to infringe several U.S. patents owned by Amgen.  If Roche appeals the decision and if Amgen is unable to successfully defend the recent decision in its favor or if Amgen is unsuccessful in obtaining a preliminary injunction, Mircera may enter the market before Hematide. Because of its ability to be longer acting, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide. Another potential competitor, FibroGen, Inc., or FibroGen, is developing a small molecule which is designed to inhibit enzymes that promote the degradation of Hypoxia-Inducible Factor, or HIF, which plays a key role in activating genes that protect the body against low levels of oxygen, or hypoxia. By increasing the level of HIF in a patient’s circulation, FibroGen’s molecule may promote the production of greater levels of naturally-occurring EPO. The introduction of generics into the ESA market, or new market entrants, could also prove to be a significant threat to us as it could not only limit the market for Hematide, but could also drive down the price of ESAs.

Most of these competitors have substantially greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Current marketers of ESAs also have the ability to bundle sales of existing ESA products with their other products, potentially disadvantaging Hematide, which we plan to sell on a stand-alone basis. Established pharmaceutical and large biotechnology companies may invest heavily to discover and develop novel compounds or drug delivery technology that could make our product candidates obsolete. Smaller or early stage companies may also prove to be significant competitors, particularly through strategic partnerships with large and established companies. These third parties may compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Our competitors may succeed in obtaining patent or other intellectual property protection, receiving FDA approval, or discovering, developing and commercializing products before we do.

The U.S. market opportunity for Hematide may deteriorate significantly after existing rEPO patents expire in the U.S. in 2013.

The last significant U.S. patent for epoetin alfa, a version of short-acting rEPO, expires in 2013. Patents related to epoetin alfa expired in the E.U. in 2004. Generic versions, or biosimilars, of short-acting rEPO are currently being developed in and for various markets outside the U.S., including the E.U. Short-acting rEPO biosimilars are already being sold in various territories outside the U.S. and the E.U. We expect that biosimilars, including rEPO, will be sold at a significant discount to existing branded products when they are launched in the U.S. and the E.U. The introduction of biosimilars  into the ESA market could prove to be a significant threat to Hematide if they are able to demonstrate bioequivalence to existing ESAs. Biosimilars will constitute additional competition for Hematide  and could drive its price down, which may adversely affect our revenues.

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

Each of our product candidates must undergo extensive preclinical studies and clinical trials as a condition to regulatory approval. Preclinical studies and clinical trials are expensive and take many years to complete. We estimate that clinical trials and related regulatory review in initial indications for our most advanced product candidate, Hematide, will continue for at least four years, but could take significantly longer to complete. The completion of clinical trials for our product candidates may be delayed or halted for many reasons, including:

•       safety issues, including serious adverse events associated with Hematide, and concerns surrounding use of ESAs generally;

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

We have experienced significant operating losses since our inception in 2001. At September 30, 2007, we had a deficit accumulated during the development stage of $197.9 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sales of our securities and from payments by Takeda under our collaboration agreements. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, prepare for commercialization of our initial products, begin new development programs and add the necessary infrastructure to support operating as a public company. Even if we receive regulatory approval for one or more products, we must successfully commercialize our products before we can become profitable. We anticipate that it will be at least several years before we can commercialize our lead product candidate, Hematide, and even longer for our current product candidates, if at all. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve or sustain profitability.

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

In addition, in response to the FDA’s recent black box warning and public health advisories, CMS has recently significantly restricted coverage of ESAs and may further decrease coverage which could have a materially negative impact on the size of the ESA market in the United States and reduce the overall size of the market Hematide is expected to compete in at the time of launch.

As a result of these reimbursement and other legislative proposals and the trend towards managed health care in the U.S., third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide any coverage of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, major third party payors, have begun to follow CMS’s restrictive reimbursement policies, which has further decreased the market for ESAs. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

The CMS policies are constantly changing and we cannot guarantee that they will not decrease, limit or deny reimbursement of Hematide in the future.

CMS, the agency within the Department of Health and Human Services that manages Medicare and will be responsible for reimbursement of the cost of Hematide administered to Medicare beneficiaries, has asserted the authority of Medicare not to cover particular drugs if it determines that they are not ‘‘reasonable and necessary’’ for Medicare beneficiaries, or to cover them at a lesser rate, compared to drugs that CMS considers to be therapeutically comparable. We cannot be certain that CMS will not decrease, limit or deny reimbursement of Hematide for any therapeutic indication we may pursue. As the costs of the Medicare program continue to grow, CMS may be compelled to make difficult decisions regarding the trade-offs of supporting the reimbursement of certain public health expenditures over others. Depending on methods CMS uses to calculate the cost-benefit of treatments competing for share of the Medicare budget, ESAs (including Hematide) may not be considered to offer sufficient overall health benefit to justify reimbursement at levels that will allow us to achieve and sustain profitability. In addition, further, as a result of the recent safety concerns relating to ESAs, the CMS  recently announced policies significantly restricting the coverage of ESAs. Further, CMS has instituted dramatic Medicare reimbursement changes in the past that adversely impacted the businesses of companies in other segments of the healthcare industry, and we cannot determine that CMS will not do the same in the markets in which we operate.

Capitated reimbursement policies, if adopted, could create disincentives for use of ESAs.

CMS currently reimburses healthcare providers for use of ESAs at ASP plus 6%. In the future, CMS may reimburse ESAs under methods other than ASP plus 6%, including capitation, a method that reimburses providers a fixed amount per patient regardless of the level of service provided or dose of ESAs administered. We cannot guarantee that Hematide, or any of our other product candidates, will be reimbursed by CMS to incentivise physician adoption.  In fact, a capitated reimbursement payment methodology may create incentives for lower utilization or dosing of ESAs, including Hematide.

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

We believe that existing cash, cash equivalents and short-term investments and the interest thereon, will enable us to maintain our currently planned operations through at least mid 2009. However, we expect that additional capital will need to be raised to complete the development and commercialization of Hematide as well as to complete the development and commercialization of our current product candidates.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Arlene Morris, our President and Chief Executive Officer. The loss of services of Ms. Morris or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms. We do not carry ‘‘key person’’ insurance covering any members of our senior management. Each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 31, 2007, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. There can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting as of the end of 2007.  For example, during our review of the results of operations for the quarter ended March 31, 2007, we identified a material weakness in the operation of our internal controls over financial reporting, as defined in Public Company Accounting Oversight Board Standard No. 2, in connection with the accurate completion of deferred income tax assets and liabilities and income tax provision. Also, during the quarter ended June 30, 2007, we identified a material weakness in connection with the accurate completion of collaboration revenue. We have commenced efforts to remediate these material weaknesses through process and internal control improvements and the addition of staff and consulting resources. However, the effectiveness of our remediation efforts will not be known until we can conduct the management tests of internal controls to be performed as of December 31, 2007. If we are unable to effectively correct the material weaknesses we have identified prior to such time, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, we will be required to conclude and report that our internal control over financial reporting is not effective as of that date and investor confidence and our stock price could be adversely affected.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-136125) and a Registration Statement on Form S-1 filed pursuant to Rule 462(b) (File No. 333-139363) that were declared effective by the Securities and Exchange Commission on December 14, 2006. We registered 4,255,000 shares of our common stock for an aggregate offering price of $106,375,000, all of which were sold. After deducting expenses, we received net offering proceeds of approximately $96 million from our initial public offering. As of September 30, 2007, we had invested the aggregate net proceeds of approximately $96 million from our initial public offering in investment accounts.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

The following table provides information relating to repurchases of our common stock in the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2007 - July 31, 2007	—	$—	N/A	N/A
August 1, 2007 - August 31, 2007	—	$—	N/A	N/A
September 1, 2007 - September 30, 2007	—	$—	N/A	N/A
Total	—	$—	N/A	N/A

Item 3.                          Defaults Upon Senior Securities

Not applicable.

Item 4.                          Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                          Other Information

Not applicable.

Item 6.                          Exhibits

The following documents are being filed as part of this report:

3.3	Amended and Restated Certificate of Incorporation(1)
3.5	Amended and Restated Bylaws(2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate(1)
4.3	Warrant to purchase shares of Series C Preferred Stock(1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)             Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.

(2)             Incorporated by reference to the indicated exhibit in our Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMAX, INC.

	By:	/s/ Arlene M. Morris
Dated: November 9, 2007		Arlene M. Morris President, Chief Executive Officer and Member of the Board of Directors

	By:	/s/ Paul B. Cleveland
Dated: November 9, 2007		Paul B. Cleveland Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation(1)
3.5	Amended and Restated Bylaws(2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate(1)
4.3	Warrant to purchase shares of Series C Preferred Stock(1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)             Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.

(2)             Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.