Form 10-K
period 2007-12-31
AFFYMAX INC
filed 2008-03-13
CIK 1158223

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33213

AFFYMAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0579396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4001 Miranda Avenue
Palo Alto, CA 94304
(650) 812-8700
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer," "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 29, 2007 was $235,962,439 (based upon the closing sales price of such stock as reported on the Nasdaq Global Market on such date). Excludes an aggregate of 6,141,894 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 29, 2007, the registrant has assumed that a stockholder was an affiliate of the registrant at June 29, 2007 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 29, 2007. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

        As of February 15, 2008, the registrant had outstanding 15,144,719 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Specified portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2007, are incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

AFFYMAX, INC.
TABLE OF CONTENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential" and similar expressions intended to identify forward-looking statements. These forward-looking statements include statements regarding the timing, design and results of our clinical trials and drug development program, the success of our collaboration with Takeda, and the timing and likelihood of the commercialization of Hematide. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K under Item 1A "Risk Factors," including risks relating to the continued safety and efficacy of Hematide in clinical development, the potential for once per month dosing and room temperature stability, the timing of patient accrual in ongoing and planned clinical studies, regulatory requirements and approvals, research and development efforts, industry and competitive environment, intellectual property rights and disputes and other matters. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I.

Item 1.    Business.

Overview

        We are a biopharmaceutical company developing novel peptide-based drug candidates to improve the treatment of serious and often life-threatening conditions. Our lead product candidate, Hematide™, is designed to treat anemia associated with chronic renal failure and cancer. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic renal failure, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may lead to chronic fatigue or increase the risk of other diseases or death. Currently recombinant EPO, or rEPO, is used to manage the anemia of dialysis, pre-dialysis and cancer patients. According to IMS Health Incorporated, rEPO generated $13.5 billion in worldwide revenues for the 12 months ended September 2007, of which we believe approximately $9 billion was generated in the U.S. Of this $9 billion, we estimate that approximately one-half is attributable to use of rEPO in patients with chronic renal failure, and the remainder is attributable to other indications, primarily cancer patients. However, more recent IMS data for the U.S. market reflects an overall decline in the market in 2007 from 2006 and for each currently marketed erythropoiesis stimulating agent, or ESA (PROCRIT, Aranesp and EPOGEN). Further, the greatest decline in sales were for PROCRIT and Aranesp, which we believe are primarily administered to cancer patients, and could continue to decline, resulting in a significantly smaller market for ESAs. Hematide is a synthetic peptide-based ESA, designed to stimulate production of red blood cells. Hematide is designed to be longer acting than currently marketed ESAs in the U.S. and therefore has the potential to offer both better care for patients and reduced cost and complexity for healthcare providers.

        We are conducting Phase 3 clinical trials in patients suffering from chronic renal failure, on dialysis and not on dialysis (pre-dialysis). We are conducting four open-label, randomized controlled clinical trials. Of these trials, two trials are being conducted in pre-dialysis patients and are designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials are being conducted in dialysis patients and are designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide. Analysis of efficacy and safety for all of the Phase 3 studies will be based on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint will be the mean change in hemoglobin from baseline. Each study is planned to continue until the last patient has been treated for 52 weeks. In addition, the assessment of safety will include a composite cardiovascular endpoint from a pooled safety database. The rate of accrual of these cardiovascular events could affect the duration of the studies if the events accrue at a higher or lower rate than estimated.

        Hematide is at an earlier stage of development for chemotherapy-induced anemia in comparison to our renal program and as part of our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, Takeda has assumed primary responsibility for regulatory and clinical development activities related to the worldwide oncology program. In 2008, Takeda initiated a Phase 1 clinical trial for the treatment of chemotherapy-induced anemia in prostate, breast, and non-small cell lung cancer patients in the U.S.

        In February and June 2006, we entered into two separate agreements with Takeda, the largest pharmaceutical company in Japan, which resulted in a worldwide collaboration to develop and commercialize Hematide. Under our collaboration, the companies will co-develop and co-commercialize Hematide in the U.S. Takeda received an exclusive license to develop and commercialize Hematide outside of the U.S. Beginning January 1, 2007, Takeda was responsible for the first $50 million of third party expenses related to development in pursuit of U.S. regulatory approval of Hematide. Of the first $50 million of third party expenses related to the development in pursuit of U.S. regulatory approval of Hematide to be borne by Takeda, a total of $36.3 million was incurred by both parties through December 31, 2007. We expect that the remaining $13.7 million will be incurred during the first quarter of 2008. Thereafter, Takeda will bear 70% of the third party U.S. development expenses, while we will be responsible for 30% of the expenses. Each company retains responsibility for 100% of its internal development expenses. Under the agreements, Takeda paid us upfront license fees of $122 million and purchased approximately $10 million of our preferred stock. In December 2006, Takeda completed a Phase 1 trial of Hematide in Japan for which Takeda paid us a milestone payment of $10 million in January 2007. Upon the successful achievement of clinical development and regulatory milestones, we are eligible to receive additional payments from Takeda of up to a total of $345 million across all indications, the majority of which relate to the renal program. Further, we may receive from Takeda up to an aggregate of $150 million upon the achievement of certain worldwide annual net sales milestones. We and Takeda will share equally in the net profits and losses of Hematide in the U.S. which include expenses related to the marketing and launch of Hematide. Takeda will pay us royalties based on the annual net sales of Hematide outside the U.S.

Our Lead Product Candidate: Hematide

        Hematide is a synthetic peptide-based ESA designed for less frequent dosing compared to currently marketed ESAs in the U.S. It is currently in Phase 3 clinical trials for treatment of anemia associated with chronic renal failure and in earlier stage trials for chemotherapy-induced anemia. In clinical trials in both healthy volunteers and patients, Hematide has demonstrated the ability to stimulate the production of red blood cells. In vivo studies have also demonstrated that Hematide dosing can be less frequent compared to rEPOs currently on the market. The primary toxicology observed to date has been associated with the exaggerated red blood cell production seen at high and frequent doses, a result similar to that observed with the rEPO class of drugs. To date, over 400 patients have received Hematide in our Phase 1 and 2 clinical studies. The type and frequency of adverse events including serious adverse events associated with Hematide in these clinical trials are similar to those events that have been reported for currently marketed ESAs in studies targeting similar hemoglobin levels and are consistent with those observed in this patient population. Hematide is designed to be dosed once every four weeks, compared to recombinant products sold in the U.S. that are dosed either several times a week, every week to two weeks, or up to every three weeks for some patients. In addition, we believe that Hematide can be further developed to be stable at room temperature, compared to the cold storage conditions needed for recombinant products.

  Anemia Background

        Anemia, a condition in which the blood is deficient in red blood cells and hemoglobin, is a frequent and serious complication associated with a number of common chronic diseases. Anemia is associated with chronic fatigue and, if left untreated, may increase the risk of other diseases or even death. Red blood cells are normally formed in the circulating blood from precursor cells which are initially present primarily in the bone marrow. These cells are stimulated to divide and differentiate and are mobilized into circulation by EPO, a hormonal factor produced by the kidney. EPO acts by binding to and activating the EPO receptor on precursor cells. The activation of the EPO receptor stimulates the proliferation and maturation of the precursor cells to form red blood cells that contain hemoglobin. Hemoglobin is an iron-containing protein in red blood cells that functions primarily in the transport of oxygen to, and carbon dioxide from, the tissues of the body. Anemia can be caused by conditions such as chronic renal failure, or treatments such as chemotherapy, that result in underproduction of EPO or a muted response to EPO.

        Anemia generally exists in men when the hemoglobin level in blood, which is a measure of red blood cells, is less than 12 g/dL, or the hematocrit, which is a ratio of the volume packed red blood cells to the volume of whole blood, is less than 37%, and in women when hemoglobin is less than 11 g/dL or hematocrit is less than 33%. The Food and Drug Administration, or FDA, the medical community and others have recently raised significant safety concerns relating to currently marketed ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. Some of these safety concerns relate to targeting and maintaining high hemoglobin levels for extended periods of time. The FDA recently required revised warnings, including black box warnings, be added to labels of currently marketed ESAs advising physicians to monitor hemoglobin levels and to use the lowest dose of ESA to increase the hemoglobin concentration to the lowest level sufficient to avoid the need for red blood cell transfusions. Black box warnings for currently marketed ESAs also note increased risk of death and serious cardiovascular events when administered to target a hemoglobin of greater than 12 g/dL.

        Anemia associated with Chronic Renal Failure.    One of the most common forms of chronic anemia is that which occurs in patients with chronic kidney failure. According to the American Journal of Kidney Disease, chronic kidney failure affects as many as 19 million Americans. As kidney function deteriorates due to the underlying disease, the ability of the kidney to produce adequate EPO is impaired, resulting in decreased production of new red blood cells and anemia.

        Over time, chronic renal failure usually progresses to irreversible end-stage renal disease, the most severe stage of the disease. End-stage renal disease patients require either lifetime dependence on renal dialysis, a medical procedure in which blood is cleansed of impurities, or a kidney transplant. Patients with end-stage renal disease are nearly always moderately to severely anemic unless treated with an ESA like rEPO. According to the Centers for Medicare and Medicaid Services, or CMS, there are approximately 320,000 end-stage renal disease patients on dialysis in the U.S. served by approximately 4,700 dialysis facilities. Funding and reimbursement for this care are predominately through the Medicare End Stage Renal Disease Program. In 2005, according to the CMS, reimbursement for many drugs, including ESAs, was at a rate of 106% of the average ESA sales price. This allows the dialysis facilities to realize a profit on the purchase and administration of ESAs, which constitutes an important component of their economic viability.

        We estimate that approximately two-thirds of pre-dialysis patients with anemia are not treated with an ESA prior to progression to stage 5, end-stage renal disease, and initiating dialysis. While in the U.S., currently marketed ESAs are indicated for up to every two week dosing in pre-dialysis, these patients often require much less frequent visits to their nephrologists or primary care physicians for treatment of their underlying disease. Because of the incongruity between the optimal dose scheduling of these ESAs and the timing of pre-dialysis patient office visits, we believe that the pre-dialysis market for ESAs is underserved by existing therapy and could be better served with a product that can be dosed once every four weeks.

        Anemia associated with Cancer.    Anemia in cancer patients may be caused by chemotherapy or the cancer itself. For patients undergoing chemotherapy, the destruction of progenitor stem cells and precursor cells in the bone marrow by chemotherapy often leads to anemia. Severe fatigue associated with anemia affects approximately three-fourths of all cancer patients undergoing chemotherapy. Based on our market research, there are approximately 3 million actively treated cancer patients in the U.S. Of those patients, roughly 1.2 million undergo chemotherapy to treat their cancer and about 65% of chemotherapy patients become anemic. In some cancer patients, such as those with multiple myeloma and acute leukemia, the underlying cancer itself causes anemia. In these patients, the production of and responsiveness to EPO is believed to be reduced by molecules known as cytokines that are produced by or in response to tumors. An oncologist's ability to treat a patient's cancer is often limited by the patient's ability to tolerate the side effects, including anemia, of highly toxic courses of chemotherapy. Better management of chemotherapy induced anemia could lead to better dose optimization of chemotherapy in cancer patients.

        Significant safety concerns have been raised relating to the use of ESAs in the oncology setting. The FDA issued a public health advisory re-evaluating the safe use of the ESA class and convened its Oncology Drugs Advisory Committee (ODAC) in May 2007 to consider the mechanism of action of ESAs and to review the effects of ESAs on survival and tumor progression in cancer patients. Use of ESAs has been associated with shortened time to tumor progression in certain cancer patients. The FDA approved revised black box warnings and other safety-related product labeling changes for currently marketed ESAs during 2007. In addition, the FDA is convening another ODAC meeting in March 2008 to review data from more recent clinical trials with breast cancer patients and cervical cancer patients using currently marketed ESAs, and to consider additional action.

        Anemia associated with Other Conditions.    Anemia can also occur in any person with a chronic disease that causes significant inflammation, infection, or bleeding, such as rheumatoid arthritis or cardiovascular disease, and it can therefore be considered a characteristic disease of the elderly. We are testing Hematide in chronic renal failure and cancer, but are not currently testing Hematide's effectiveness in treating anemia due to other conditions.

  Current Therapy and Limitations

        According to IMS Health, rEPO generated $13.5 billion in worldwide revenue for the 12 months ended September 2007 of which approximately $9 billion was generated in the U.S. Of the $9 billion in U.S. revenue, we estimate that one half is attributable to use for patients with chronic kidney failure, and the remainder is attributable to other indications, primarily cancer patients. However, more recent IMS data for the U.S. market reflects an overall decline in the market in 2007 from 2006 and for each currently marketed ESA, Procrit, Aranesp and Epogen. Further, the greatest decline in sales were for Procrit and Aranesp, which we believe are primarily administered to cancer patients, and could continue to decline, resulting in a significantly smaller market for ESAs. ESAs, in the form of rEPO variants, have been used successfully to manage the anemia of dialysis, pre-dialysis and cancer patients. rEPOs are similar, but not necessarily identical, to a patient's naturally occurring EPO. Differences exist among rEPOs with regard to composition and structure. As a result, differences may also exist among rEPOs with regard to frequency of dosing, duration of effect and rate of rise in hemoglobin. Stability in the blood and circulating half-life, which measure the time it takes the compound to disappear from the blood, generally correlate with less frequent dosing. One of our objectives is to develop a product with a duration of effect that results in a well-controlled hemoglobin response while still allowing optimal dosing, ideally once every four weeks.

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

        Frequency of Dosing.    Currently marketed ESAs are hampered by short duration of effect resulting in the need for frequent dosing. We believe that the need for frequent dosing has limited the use of ESAs in treatment settings such as pre-dialysis, where patient visits for the purpose of treating underlying disease are less frequent than for patients undergoing dialysis multiple times per week. The population of pre-dialysis patients who may benefit from anemia management far outnumbers the population of patients who have reached end-stage renal disease. We believe the requirement for relatively frequent dosing has historically limited the use of ESAs in pre-dialysis and that, with its longer acting profile, Hematide has the potential to expand this market. Although existing ESAs are sometimes given in larger doses in an effort to achieve extended dosing, and despite studies by the manufacturers of these ESAs aimed at extending the dose interval of these products, medical record audit data and oncologist survey response indicate that existing ESAs are still administered to chemotherapy patients once a week to once every two weeks on average. In addition, recent studies by manufacturers of ESAs indicate that the higher levels of hemoglobin associated with larger and more frequent doses result in a statistically significant increase in cardiovascular events.

        Pure Red Cell Aplasia.    Treatment of patients with rEPO has been shown in rare cases to cause the production of antibodies to both rEPO and naturally-occurring EPO. Typically these antibodies can bind to and neutralize both the rEPO drug and any naturally-occurring EPO in a patient's system. As a result, such patients become increasingly less sensitive to rEPO therapy and can develop a form of anemia called Pure Red Cell Aplasia, or PRCA. This hematological disorder is characterized by severe, transfusion-dependent anemia, a scarcity of reticulocytes and an almost complete absence of red blood cell precursors in otherwise normal bone marrow. Recently, the FDA has required marketers of rEPO in the U.S. to include in their product prescribing information warnings of potential for rEPO-induced PRCA and a description of this adverse reaction. We believe that an ESA that does not cause PRCA and that can be used to treat PRCA will have advantages in the marketplace over rEPOs that can cause PRCA.

  Potential Hematide Advantages

        Hematide is a relatively small synthetic peptide-based ESA which we are developing for the treatment of anemia in dialysis, pre-dialysis, PRCA and cancer patients. Peptides are composed of amino acids, commonly known as the building blocks of proteins. Typically, a peptide is composed of fewer than 50 amino acids, while a protein contains from 50 to well over 5,000 amino acids. Peptide-

based therapeutics may display certain advantages compared to recombinant proteins, including simplicity and cost of manufacture, and specificity of effect. Further, because they are composed of naturally-occurring amino acids, peptide-based therapeutics theoretically also carry the general advantage of reduced toxicity relative to small molecule drugs. In the past, development of peptide- based drug candidates was often slowed by low potency. A second problem historically associated with peptide-based drugs has been a requirement of frequent dosing in vivo. More recently, however, it has been possible to develop peptide-based drugs with potencies nearly equivalent to recombinant proteins and with less frequent dosing requirements.

        Through the use of our technology, Hematide has the potential to require less frequent dosing than currently marketed ESAs in the U.S. As a long-acting ESA, we believe that Hematide may overcome many of the patient care limitations of currently marketed rEPOs in the U.S. We believe that flexibility of dosing based on duration of effect may allow many patients to receive anemia management therapy concurrently with therapy for their underlying disease.

        Hematide is being developed for room temperature stability, ease-of-handling, and long shelf life in order to overcome many of the limitations which hamper the cost effectiveness, and thus the physician adoption, of rEPOs.

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

        Although Hematide has the erythropoietic activity characteristic of naturally occurring EPO, its amino acid sequence is unrelated to EPO, rEPO or any other known naturally-occurring erythropoietic protein. Because Hematide does not appear to display immunologic cross-reactivity to naturally-occurring EPO, we believe that Hematide will not cause PRCA. We have conducted preclinical studies which have demonstrated that Hematide can stimulate reticulocytes and elevate hemoglobin levels in an animal model of EPO antibody mediated PRCA. An ongoing Phase 2 clinical trial of Hematide in a small number of patients with PRCA has shown supportive results to date. These results suggest that Hematide is not neutralized by antibodies to rEPO and thus may be effective in rescuing patients that have developed PRCA.

        Based on preclinical and clinical studies to date, we believe that the risk of developing antibodies to Hematide will be low. Thus far, we have observed that Hematide-induced antibodies do not appear to cross-react with rEPO and do not have any apparent effect on clinical response to the drug.

  Hematide Development Program

        We are currently conducting multiple Phase 3 clinical trials of Hematide in patients with anemia due to chronic renal failure. Takeda has primary responsibility for the Hematide oncology program and, in January 2008, initiated a Phase 1 clinical trial in chemotherapy-induced anemia patients in the U.S.

        To date, over 400 patients have received Hematide in our Phase 1 and 2 clinical studies. We believe the pharmacokinetics and pharmacodynamics of Hematide have been shown from these trials to be appropriate for extended dose intervals and desired drug activity. We anticipate that Hematide will be dosed once every four weeks in most chronic renal failure patients, and every three weeks in cancer patients, coincident with one of the most common chemotherapy dosing frequencies. Data from our ongoing Phase 2 open-label human clinical trials indicate that Hematide induces a consistent, appropriately rapid, prolonged, dose-dependent increase in reticulocytes and hemoglobin. The type and frequency of adverse events, including serious adverse events associated with Hematide, in these clinical trials appear to be similar to those events that have been reported for currently marketed ESAs in studies targeting similar hemoglobin levels.

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

  Chronic Renal Failure

  Current Phase 2 Clinical Trials

        We are currently conducting multiple Phase 2 clinical trials of Hematide at sites in the U.S. and Europe in dialysis patients, pre-dialysis patients and patients with PRCA. These trials are designed to determine the safety, pharmacodynamics and pharmacokinetics of Hematide when administered to patients suffering from anemia. Our Phase 2 trials are not designed to establish sufficient safety or efficacy to obtain regulatory approval, and no observations from these trials should be taken as conclusive evidence of Hematide's safety and/or efficacy in any patient population.

        The primary objectives of our ongoing Phase 2 clinical trials are to evaluate the long-term safety of Hematide. In patients on dialysis whose hemoglobin values have already been corrected by three times a week rEPO therapy, we are seeking to maintain hemoglobin values in the corrected range by administering Hematide once every four weeks. In trials involving pre-dialysis, we are seeking to correct patients' anemia as measured by increased hemoglobin values. Secondary endpoints of our clinical trials include frequency of red blood cell transfusions.

  Current Phase 3 Clinical Trials

        We are conducting Phase 3 clinical trials in dialysis and pre-dialysis patients suffering from chronic renal failure. Based on our discussions with the FDA on the design of our Phase 3 program, we are conducting four open-label, randomized controlled clinical trials. Of these trials, two trials are being conducted in pre-dialysis patients and are designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials are being conducted in dialysis patients and are designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide. Analysis of efficacy and safety for all of the Phase 3 studies will be based on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint will be the mean change in hemoglobin from baseline. Each study is planned to continue until the last patient has been treated for 52 weeks. In addition, the assessment of safety will include a composite cardiovascular endpoint from a pooled safety database. The rate of accrual of these cardiovascular events could affect the duration of the studies if the events accrue at a higher or lower rate than estimated.

  Chemotherapy-induced Anemia

        Hematide is at an earlier stage of development for chemotherapy-induced anemia in comparison to our renal program and as part of our Takeda collaboration, Takeda has assumed primary responsibility for regulatory and clinical development activities related to the worldwide oncology program. In January 2008, Takeda initiated a Phase 1 clinical trial for the treatment of chemotherapy-induced anemia in prostate, breast, and non-small cell lung cancer patients in the U.S. This multicenter, open-label, repeat dose clinical trial in chemotherapy-induced anemia is designed to enroll approximately 100 non-small cell lung cancer, prostate or breast cancer patients who have relapsed or progressed after previous treatment and who are anemic and receiving a taxane-containing chemotherapy. Patients will be dosed every three weeks (Q3W) until four weeks after discontinuation of their chemotherapy regimen, the occurrence of dose limiting toxicity, documented disease progression, or change in chemotherapy regimen. The trial will evaluate the safety, pharmacokinetics and preliminary efficacy of various doses of Hematide in the correction of anemia. Initial dosing in this trial is based on results from an earlier trial in a more heterogeneous population of cancer patients that we conducted in Europe. This new U.S. trial is planned is designed to aid in the selection of the appropriate dose or doses to be used in this more homogeneous patient population in additional later stage clinical trials.

Research

        In addition to Hematide, we have leveraged our drug discovery platform to produce other potential peptide-based therapeutic product candidates. We have discovered, through use of our proprietary technologies, novel peptides which compete with the natural ligand for binding to target receptors and/or which have agonistic or antagonistic activities. The activities of these peptides are being further characterized and optimized in our research labs. For example, we have used our drug discovery capabilities to explore the tissue protective aspects of various peptides in our Innotide program. In addition to a role in erythropoiesis, EPO has been reported to have tissue protective properties that may protect tissues from damage in response to localized insufficiency of blood and oxygen, known as ischemia, or in response to toxic chemotherapy. Some of these reported activities include protection of neural tissues from ischemic stroke and protection of renal tissues from chemotherapeutic drugs. Innotide represents a series of synthetic peptides discovered and developed by us which act through the EPO receptor, and which are being evaluated in preclinical models of stroke, heart attack and chemotherapy induced organ damage. Innotide peptides bind to and appear to differentially activate the EPO receptor. We believe Innotide may have tissue protective properties characteristic of EPO, but potentially without significant erythropoiesis stimulating activity. Other potential properties of Innotide, including its specificity, potency, relatively small size, stability and ability to be modified to modulate its activity, may also constitute advantages.

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

        Final Hematide drug product is currently manufactured as a buffered aqueous solution for intravenous or subcutaneous administration. Takeda has assumed responsibility for final drug product manufacture and control as part of our worldwide collaboration for Hematide.

Intellectual Property

        We protect our technology through the use of patents, trade secrets and proprietary know-how. We have more than 20 issued U.S. patents, including claims covering compositions of compounds comprising peptides of a broad genus of ESA peptide sequences, methods of treating EPO disorders using these compounds and methods of synthesizing these types of ESA peptide compounds. We own several pending U.S. patent applications, all of which relate to our core peptide technologies or to particular peptide compounds. Our issued U.S. patent(s) covering Hematide and any U.S. patent(s) that may issue based on pending patent applications containing claims covering Hematide begin expiring no earlier than 2024. We own foreign equivalent patents and patent applications based on our U.S. patents and patent applications. We also retain technical information related to manufacture and analysis of Hematide as trade secrets. We are currently involved in binding arbitration with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., and Ortho-McNeil Pharmaceutical, Inc., or, collectively, J&J, over the ownership of certain patents and applications currently assigned to J&J, three of our issued U.S. patents and a number of foreign patents and patent applications. See "Risk Factors—Risks Related to Our Business" and "Legal Proceedings" elsewhere in this Annual Report on Form 10-K.

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

        There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including but not limited to:

  •
  infringement and other intellectual property claims which, with or without merit, may be expensive and time-consuming to litigate and may divert our management's attention from our core business;

  •
  substantial damages for infringement, including treble damages and attorneys' fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes on or violates the third party's rights;

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

Research and Development Expenses

        We have made substantial investments in research and development. Research and development costs consist of salaries, stock-based compensation, employee benefits, license fees, laboratory supplies, costs associated with clinical trials, including amounts paid to clinical research organizations, other professional services and facility costs. Research and development expenses were $69.4 million, $54.3 million, and $24.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Our Strategic Alliances

  June 2006 Development and Commercialization Agreement with Takeda

        In June 2006, we entered into a Development and Commercialization Agreement with Takeda to develop and commercialize Hematide worldwide. Under our collaboration, the companies will co-develop and co-commercialize Hematide in the U.S. Takeda received an exclusive license to develop and commercialize Hematide outside of the U.S. As contemplated by this agreement, the February 2006 agreement that we have also entered into with Takeda was harmonized to address the worldwide arrangement between the parties.

        We will share responsibility with Takeda for clinical development activities required for U.S. regulatory approval of Hematide. Specifically, we will have primary responsibility for Hematide's clinical development plan and clinical trials in the dialysis and pre-dialysis indications, while Takeda will have primary responsibility in the chemotherapy induced anemia and anemia of cancer indications to the extent any such indication is developed. Beginning January 1, 2007, Takeda was responsible for the first $50 million of third party expenses related to development in pursuit of U.S. regulatory approval of Hematide. Of the first $50 million of third-party expenses related to the development in pursuit of U.S. regulatory approval of Hematide to be borne by Takeda, a total of $36.3 million was utilized by both parties through December 31, 2007. We expect that the remaining $13.7 million will be utilized during the first quarter of 2008. Thereafter, Takeda will bear 70% of the third party U.S. development expenses, while we will be responsible for 30% of the expenses. Each company retains responsibility for 100% of its internal development expenses. Takeda will have primary responsibility and bear all costs for Hematide's clinical development in support of regulatory approval for all territories outside the United States.

        Under the June 2006 agreement, Takeda paid an upfront license fee of $105 million, and upon the successful achievement of clinical development and regulatory milestones, we are eligible to receive from Takeda up to an aggregate of $280 million across all indications, the majority of which relate to the renal program. Further, we may receive from Takeda up to an aggregate of $150 million upon the achievement of certain worldwide annual net sales milestones. We and Takeda will share equally in the net profits and losses of Hematide in the United States, which include expenses related to the marketing and launch of Hematide. Takeda will pay us a variable royalty based on annual net sales of Hematide outside the United States.

        We will own and have responsibility for United States NDAs in the dialysis, pre-dialysis, chemotherapy-induced anemia and anemia of cancer indications to the extent any such NDA is filed. Takeda will own and have responsibility for regulatory filings outside the United States. Takeda will also be responsible for creating and maintaining a global safety database.

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

        With respect to existing third-party license agreements relevant to Hematide, fees and milestones payments related to these existing third-party licenses will be shared between us and Takeda as development expenses, provided that an upfront fee in the amount of $17.6 million to a third-party licensor of certain technology related to Hematide paid in 2006 was the sole responsibility of Affymax. For all territories outside the U.S., any royalty payments to a third party for a license will be borne solely by Takeda and other fees or payments will be borne by us and Takeda jointly.

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

  February 2006 Development and Commercialization Agreement with Takeda

        In February 2006, we entered into a collaboration with Takeda to develop and commercialize Hematide in Japan. Under our agreement, Takeda obtained the exclusive right to develop and commercialize Hematide in Japan for the treatment of anemia in patients with chronic renal failure and cancer, while we retained the rights to develop and commercialize Hematide in the rest of the world, either alone or with third-party partners. Takeda has granted to us a fully paid, royalty-free, sublicenseable, non-exclusive license under its own related technology to develop and commercialize Hematide in the rest of the world.

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

        We will provide Takeda with Hematide API and Takeda is responsible for the fill and finish of the product. Our pre-clinical and clinical supply of Hematide API to Takeda is governed under the terms of this agreement, while the supply for Takeda's requirements for commercial quantities of Hematide API will be governed by a separate manufacturing agreement that the parties will enter into prior to the earlier of the Phase 3 clinical trials or the stability studies for Takeda's finished product formulation of Hematide.

        Pursuant to this agreement, Takeda has paid us approximately $37 million to date, consisting of $17 million in upfront licensing fees, approximately $10 million equity investment in our Series E preferred stock, and in January 2007, a $10 million cash milestone payment for the completion of the first Phase 1 trial of Hematide in Japan. Upon Takeda's successful achievement of clinical development and regulatory milestones, we may receive from Takeda up to an additional total of $65 million across all indications, the majority of which relate to the renal program, together with royalties based on a percentage of the sales of Hematide in Japan.

        Under the agreement, each party will solely own all inventions made by such party alone, and will jointly own all inventions made by the parties jointly, including all intellectual property rights therein. Such solely-owned inventions and jointly-owned inventions will be subject to the cross-licenses between the parties for the development and commercialization of Hematide in each party's territory. We are obligated to maintain our third-party license agreements that may contain technology that is the subject of the license to Takeda under this agreement.

        Each party will be responsible for the worldwide filing, prosecution and maintenance (including defense against third-party opposition claims) of patents solely owned by such party and the filing, prosecution and maintenance of jointly-owned patents each in its own territory. The parties will share the responsibility for enforcing patents against third-party infringement, and the allocation of responsibilities and sharing of recoveries will depend on where the claims arise, and which patents are involved. We have the first right, but not the obligation, to defend against patent infringement claims or bring patent opposition claims relating to Hematide in Japan, and Takeda has the backup right to do so. Neither party can settle any patent infringement claim without the prior consent of the other party, if the settlement will negatively affect the other party's rights.

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

        Absent early termination, the agreement will expire when all of Takeda's payment obligations expire. Either party may terminate the agreement early upon prior written notice if the other party commits an uncured material breach of the agreement. Takeda also has the option to terminate the agreement early, without cause, upon six months' prior written notice after the second anniversary of the effective date of the agreement. We may convert Takeda's license to be non-exclusive or terminate the agreement entirely if Takeda promotes certain products that compete with Hematide. If Takeda terminates without cause or if we terminate for Takeda's material breach, Takeda will transfer to us the right to develop and commercialize Hematide in Japan.

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

        Under the agreement, we also engaged Nektar for the manufacture and supply of our requirements of bulk poly(ethylene) glycol reagent for the manufacture of Hematide. This relationship is managed by a managing committee formed by representatives from both us and Nektar. Nektar is obligated to engage a third-party manufacturer in the event of Nektar's failure (as defined in the agreement) to supply reagent, but currently Nektar remains our sole-source of these reagents.

        This agreement expires, on a country by country basis, upon the expiration of our royalty payment obligations. The agreement may be terminated by either party for the other party's material breach provided that such other party has been given a chance to cure such breach, or by Nektar for our challenge of the validity or enforceability of any patents licensed thereunder.

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

Competition

        We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. These companies also have significantly greater research capabilities than us. Many universities and private and public research institutes are active in chronic renal failure and oncology research, some in direct competition with us. We also compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

        According to IMS Health, rEPO generated $13.5 billion in worldwide revenue for the 12 months ended September 2007 of which approximately $9 billion was generated in the U.S. However, more recent IMS data for the U.S. market reflects an overall decline in the market in 2007 from 2006 and for each currently marketed ESA, PROCRIT, Aranesp and EPOGEN. Further, the greatest decline in sales were for PROCRIT and Aranesp, which we believe are primarily administered to cancer patients, and could continue to decline, resulting in a significantly smaller market for ESAs. Of the $9 billion in U.S. revenue, the leaders, PROCRIT, marketed by J&J, and Aranesp and EPOGEN, both marketed by Amgen, represented the entire market. Aranesp, introduced in 2001, is rapidly gaining market share, particularly in the oncology market. In late 2005, U.S. quarterly sales of Aranesp surpassed those of PROCRIT. Aranesp is approved for once-monthly dosing for treatment of anemia in pre-dialysis patients in Europe. In the U.S., Amgen reportedly is in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in pre-dialysis patients. In 2005, Amgen submitted a biologics license supplement to include a once-monthly dosing regimen for pre-dialysis patients in the label for Aranesp. In October 2006, the FDA responded to Amgen's filing with a request for additional clinical data for the once-monthly dosing regimen, including an additional clinical study.

        Roche has obtained regulatory approval to market and is launching a PEGylated ESA, called Mircera, in Europe. Mircera reportedly has greater plasma stability than any of the currently marketed products. PEG is a polymer that increases the time rEPO remains in the circulation and consequently can be dosed less frequently. Mircera has also obtained regulatory approval in the U.S., but Roche and Amgen are currently engaged in patent infringement litigation with respect to this product candidate. Mircera has recently been found to infringe several U.S. patents owned by Amgen. In February 2008, a preliminary injunction was issued enjoining Roche from selling Mircera in the U.S., but no permanent injunction was issued. Pending further proceedings, Roche is not yet permanently enjoined from launching Mircera in the U.S. and the court left open the possibility of a new order that would permit Roche to import and sell Mircera in the U.S. subject to certain conditions. If no permanent injunction is granted or if the court permits sales of Mircera by Roche, even under specified conditions, Mircera may enter the market before Hematide. Because of its ability to be longer acting than currently marketed ESAs, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide. In addition to marketed ESAs, there are several ESA product candidates in various stages of active development, including small molecules, by a potential competitor, FibroGen, Inc., that may promote the production of naturally-occurring EPO in patients, but reportedly remains on clinical hold in the U.S.

        In addition, several generic versions of short-acting rEPO have recently been launched or are expected to launch in Europe in the near term. Generic EPOGEN products are not expected to enter the U.S. market until 2013, when the last patent in Amgen's U.S. EPO patent estate expires.

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

        In order to gain marketing approval, we must submit a dossier to the relevant authority for review, which is known in the U.S. as an NDA and in the E.U. as a marketing authorization application (MAA). The format is usually specified by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product and non-clinical and clinical data. The FDA undertakes such reviews for the U.S. In the E.U., there is, for many products, a choice of two different authorization routes: centralized and decentralized. Under the centralized route, one marketing authorization is granted for the entire E.U., while under the decentralized route a series of national marketing authorizations are granted. In the centralized system, applications are reviewed by members of the Committee for Medicinal Products for Human Use, on behalf of the EMEA. The EMEA will, based upon the review of the Committee for Medicinal Products for Human Use, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, we can choose to use the decentralized route, in which case the application will be reviewed by each member state's regulatory agency. If the regulatory agency grants the authorization, other member states' regulatory authorities are asked to "mutually recognize" the authorization granted by the first member state's regulatory agency. Approval can take several months to several years or be denied. The approval process can be affected by a number of factors. Additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. Regulatory authorities may conduct inspections of relevant facilities and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further, inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect product marketability.

Employees

        As of December 31, 2007, we had 151 employees. We had 115 employees engaged in research and development, and our remaining employees are management or administrative staff. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

        We have a registration for the trademark "Affymax" in the U.S. We have applied in the U.S. to register the trademarks: "Adeptide," "Angiotide," "Avixis," "Gematide," "Hematide," "Innotide" and "Affymax and logo." We have applied in certain other countries to register the trademarks: "Avixis," "Hematide" and"Innotide."

Available Information

        We file electronically with the U.S. Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. We make available on our website at www.affymax.com, free of charge, copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Further, copies of these reports are located at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

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

        Hematide, an ESA, is a new chemical entity and our only product candidate in clinical development. We are currently conducting Phase 3 clinical trials for the treatment of anemia associated with chronic renal failure. All of our other compounds or potential product candidates are in the research stage. In order to commercialize Hematide, we will be required to conduct clinical trials to establish that Hematide is safe and effective which may not succeed and to obtain regulatory approvals which we may fail to do. We do not know, and are unable to predict, whether we will be able to successfully enroll patients or to otherwise execute the Phase 3 clinical trials in a timely or effective manner.

        The FDA, the medical community and others have recently raised significant safety concerns relating to commercially available ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. The FDA recently required revised warnings, including black box warnings, be added to labels of currently marketed ESAs advising physicians to monitor hemoglobin levels and to use the lowest dose of ESA to increase the hemoglobin concentration to the lowest level sufficient to avoid the need for red blood cell transfusions. The FDA also issued a public health advisory re-evaluating the safe use of the ESA class and convened its Oncology Drugs Advisory Committee (ODAC) in May 2007 to consider recent information on risks associated with ESAs for use in the treatment of anemia in cancer patients. The ODAC recommended that the FDA institute restrictions on the usage of currently marketed ESAs, including limitations on the treatment of certain types of cancer and the duration of treatment. The FDA also convened a joint meeting in September 2007 of the Cardiovascular and Renal Drugs advisory committee and the Drug Safety and Risk Management advisory committee to review the risks and benefits of ESAs. The FDA approved revised black box warnings and other safety-related product labeling changes for currently marketed ESAs during 2007 and 2008. In addition, the FDA is convening another ODAC meeting in March 2008 to review data from more recent clinical trials with breast cancer patients and cervical cancer patients using currently marketed ESAs, and to consider additional action. We cannot predict what action the FDA may take which may include, among others, further label restrictions in specific tumor types or the lowering of target hemoglobin levels, or even the removal of indications from the label altogether. Further, regardless of whether the FDA takes additional action or not, the Centers for Medicare and Medicaid Services, or CMS, and private payors may still decide separately to lower or discontinue reimbursement.

        The controversy surrounding ESAs and FDA concerns may negatively affect patient enrollment and the cost, scope, size, risk or timing of our clinical trials, increase the risk of achieving regulatory approval, and significantly delay commercialization of Hematide. The market for ESAs has been significantly reduced and is likely to negatively impact the commercial potential of Hematide.

        Our clinical development program for Hematide may not lead to a commercial drug either because we fail to demonstrate that it is safe and effective in clinical trials and we therefore fail to obtain necessary approvals from the FDA, and similar foreign regulatory agencies, or because we have inadequate financial or other resources to advance this product candidate through the clinical trial process. Any failure to obtain approval of Hematide would have a material and adverse impact on our business as we would have to incur substantial expense and it would take a significant amount of time and resources to bring our other product candidates to market, if ever.

        Some of the recent safety concerns surrounding commercially available ESAs relate to clinical trials conducted in certain cancer patients suggest higher mortality and serious side effects associated with ESA treatment. The previous and future ODAC recommendations and the FDA implementation of or response to those recommendations may significantly limit the ability to develop chemotherapy-induced anemia as well as the anemia of cancer indications. Restrictions on labeling or use of ESAs as a result of these concerns may limit the potential market opportunity such that even if the Company is ultimately successful in obtaining regulatory approval, the commercial market and potential for Hematide may also be negatively impacted.

        Hematide is at an earlier stage of development for chemotherapy-induced anemia in comparison to our renal program and as part of our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, Takeda has assumed primary responsibility for regulatory and clinical development activities related to the worldwide oncology program. Takeda has recently initiated a Phase 1 clinical trial for the treatment of chemotherapy-induced anemia in prostate, breast, and non-small cell lung cancer patients in the U.S. The safety concerns surrounding ESAs has had a significant negative impact on the timing, and development of the Hematide oncology program and may adversely impact Takeda's or our interest or ability in pursuing this program.

        We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or sustain profitability.

        We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At December 31, 2007, we had an accumulated deficit of $211.8 million. We have funded our operations to date principally from the sale of our securities and from payments by Takeda under our collaboration agreements. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, prepare for commercialization of Hematide, begin new development programs and add the necessary infrastructure to support operating as a public company. Our ability to generate revenue depends heavily on our ability to successfully develop and secure regulatory approval for, and commercially launch, our lead product candidate, Hematide. If due to lengthy and complicated development, clinical and regulatory requirements or any other reason, we are unable to commercialize Hematide, it will be a long time before we will be able to commercialize any other product candidates, if ever.

        Even if we receive regulatory approval of Hematide, we must successfully commercialize Hematide before we can become profitable. We anticipate that it will be at least several years before we can commercialize Hematide and we expect to incur substantial expenses associated with our commercialization efforts as well as share in those of Takeda's even prior to obtaining approval of Hematide as well as thereafter. Accordingly, we may never generate significant revenues and, even if we do generate revenues, we may never achieve or sustain profitability.

        Our existing product candidates will require extensive additional clinical evaluation, regulatory approval, significant marketing efforts and substantial investment before they can provide us or our partners with any revenue. If we or our partners are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we may not achieve or sustain profitability, and we may be unable to continue our operations.

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

        We have initiated binding arbitration and related litigation with J&J over the ownership of a number of U.S. and international patents and patent applications related to EPO-R agonists, or the "intellectual property in dispute". We believe that we are the sole owner or co-owner of the intellectual property in dispute. J&J, on the other hand, alleges that it is the sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which we are currently named as sole owner that relate to specified peptide compounds. Although we believe our position in this dispute is meritorious and that we have substantial defenses to J&J's counterclaims, litigation is time consuming and expensive and the outcome is inherently uncertain. A number of outcomes in the dispute are possible, including, without limitation, the possibility that we lose or do not acquire specific patents and patent rights in the ESA field, J&J obtains or retains specific patents and patent rights in the ESA field or we become liable for damages, attorneys' fees and costs. Moreover, if the arbitration panel were to determine that J&J is the sole owner of one or more of the disputed patents, J&J may seek to assert such patents against us in the U.S., Europe and elsewhere.

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

        Although J&J's ownership of its European patent application relating to agonist peptide dimers is subject to the pending arbitration, a patent could be issued from this application to J&J by the European Patent Office in the near future. In the J&J arbitration proceeding, we have claimed that we should be at least joint owner of this European application. If this patent issues, J&J could seek to enforce this patent against us in Europe. In many European countries, a patent cannot be asserted to stop clinical trials, but in some, a patent holder can seek to enjoin clinical trials. We are seeking to minimize the effect this might have on our development plans, but there can be no assurance that our clinical trial and manufacturing plans would not be delayed if a European patent issues to J&J.

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

        None of our product candidates has been approved or commercialized for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not prescribe Hematide or any of our other product candidates, in which case we would not generate revenue or become profitable. In particular, the therapeutic indications targeted by our lead product candidate have been served by our competitors' products for many years. These products may now be said to be the standard of care, and it may be difficult to encourage healthcare providers to switch from products with which they and their patients have become comfortable.

        The dialysis market, which is one of the largest and most established markets that Hematide will attempt to penetrate, is highly concentrated, with two companies serving a significant majority of all dialysis patients on Medicare. In addition, dialysis clinics using ESAs could incur substantial expense in administration and training if they were to switch from current ESAs to Hematide. The concentration of customers for ESAs within the dialysis market may pose a risk to our ability to obtain revenues or favorable margins on Hematide, if approved. If we cannot come to agreements with one or more of the major companies operating dialysis clinics in the U.S. or even if we do, we cannot do so prior to product launch, the revenue opportunity of Hematide could be significantly reduced. In October 2006, Amgen Inc., or Amgen, marketer of the ESAs EPOGEN and Aranesp, and Fresenius Medical Care, or Fresenius, one of the two largest operators of dialysis clinics in the U.S., announced an agreement whereby Amgen would be the sole supplier of EPO products for Fresenius' dialysis business effective immediately through the end of 2011. We are not aware of the specific terms of the Amgen-Fresenius agreement, and cannot project how it may impact the commercial opportunity for Hematide if and when it is launched. However, agreements between operators of dialysis facilities and marketers of competing ESA products could potentially limit the market opportunity for Hematide, and adversely impact our ability to generate revenues.

        Currently, CMS, reimburses healthcare providers for use of ESAs at a rate of average sales price plus a 6% margin to the provider, or ASP plus 6%. These reimbursements rates have been declining and have been subject to concerns over the uses that will be subject to future reimbursement. We cannot be certain what reimbursement policies will be in effect at the time we seek to enter the chronic renal failure market or any other indication in the U.S., or the effect these policies may have on our ability to compete effectively, if we are ever successful in reaching the market.

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

        We anticipate that, if approved, Hematide would compete with EPOGEN and Aranesp, which are both marketed by Amgen, PROCRIT, which is marketed by Ortho Biotech Products, L.P. (a subsidiary of J&J), NeoRecormon and Mircera, currently marketed outside the U.S. by Roche. Aranesp is approved for once-monthly dosing for treatment of anemia in pre-dialysis patients in Europe. In the U.S., Amgen is reportedly in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in pre-dialysis patients. If Amgen is successful in obtaining approval for once-monthly dosing, the market for Hematide may be decreased. In addition, Roche's Mircera has recently received approval in Europe. Mircera reportedly has greater plasma stability and is longer acting than any rEPO product that is currently on the market. Roche and Amgen are currently engaged in patent litigation. Mircera has recently been found to infringe several U.S. patents owned by Amgen. In February 2008, a preliminary injunction was issued enjoining Roche from selling Mircera in the U.S., but no permanent injunction was issued. Pending further proceedings, Roche is not yet permanently enjoined from launching Mircera in the U.S. and the court left open the possibility of a new order that would permit Roche to import and sell Mircera in the U.S. subject to certain conditions. If no permanent injunction is granted or if the court permits sales of Mircera by Roche, even under specified conditions, Mircera may enter the market before Hematide. Because of its ability to be longer acting than currently marketed ESAs, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide. If Roche successfully appeals the decision, or if Amgen is unsuccessful in obtaining a preliminary injunction or if Amgen is required to grant a license to Roche, Mircera may enter the market before Hematide. Because of its ability to be longer acting, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide. Another potential competitor, FibroGen, Inc., or FibroGen, is developing small molecules designed to promote the production of greater levels of naturally-occurring EPO in patients. The introduction of generics into the ESA market, or new market entrants, could also prove to be a significant threat to us as it could not only limit the market for Hematide, but could also drive down the price of ESAs.

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

        The last significant U.S. patent for epoetin alfa, a version of short-acting rEPO, expires in 2013. Patents related to epoetin alfa expired in the E.U. in 2004. Generic versions, or biosimilars, of short-acting rEPO are currently being developed or launched in and for various markets outside the U.S., including the E.U. Short-acting rEPO biosimilars are already being sold in various territories outside the U.S. and the E.U. We expect that biosimilars, including rEPO, will be sold at a significant discount to existing branded products when they are launched in the U.S. and the E.U. The introduction of biosimilars into the ESA market could prove to be a significant threat to Hematide if they are able to demonstrate bioequivalence to existing ESAs. Biosimilars will constitute additional competition for Hematide and could drive its price and sales volume down, which may adversely affect our revenues.

        Any failure or delay in completing clinical trials for our product candidates could severely harm our business.

        Hematide, as well as any other product candidate we choose to advance, must undergo extensive preclinical studies and clinical trials as a condition to regulatory approval. Preclinical studies and clinical trials are expensive and take many years to complete. We estimate that clinical trials and related regulatory review for our most advanced product candidate, Hematide, will continue for at least four years for the renal program, but could take significantly longer to complete. Hematide is at an earlier stage of development for chemotherapy-induced anemia in comparison to our renal program and would take many more years of development prior to commercialization, if ever. The completion of clinical trials for Hematide may be delayed or halted for many reasons, including:

  •
  safety issues, including serious adverse events associated with Hematide, and concerns surrounding use of ESAs generally;

  •
  delays in initiating sites and patient enrollment, and variability in the number and types of patients available for clinical trials;

  •
  longer duration of our Phase 3 clinical trials for Hematide than the currently planned 52 week treatment period of the last patient if the rates of cardiovascular events are lower than expected;

  •
  difficulties of executing our clinical program, including the four Phase 3 clinical trials for Hematide, which is large and complex, involving numerous third parties, approximately 400 sites in the U.S. and Europe, compliance with a variety of government regulations, and a number of significant new initiatives and systems for which we do not have any prior experience implementing;

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

        It is possible that none of our product candidates will complete clinical trials in any of the markets in which we intend to sell those product candidates. We also do not know and are unable to predict whether the data arising from the clinical trials for Hematide will be satisfactory to the FDA and, if not, whether the FDA will require us to conduct additional trials or alter the scope, size or design of such trials, which could result in additional delays in bringing Hematide to market, if ever. Accordingly, we may not receive the regulatory approvals needed to market our product candidates. Any failure or delay in completing clinical trials for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.

        All of our product candidates other than Hematide are in early stage research. If we are unable to develop, test and commercialize our other product candidates, our business will be adversely affected.

        Although Hematide is the main focus of our business, which we expect to be the case for the foreseeable future, as part of our strategy we also seek to discover, develop and commercialize a portfolio of new products in addition to Hematide. We are seeking to do so through our internal research programs and intend to explore strategic collaborations for the development of new products. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including, but not limited to, the following:

  •
  the financial and internal resources are insufficient and are needed for Hematide;

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

        If we fail to maintain our existing collaboration with Takeda, such termination would likely have a material adverse effect on our ability to continue to develop Hematide and our business. If we fail to enter into new, strategic collaborations with other product candidates we pursue, we may have to reduce or delay our product candidate development efforts or increase our expenditures.

        Our business model is based in part upon entering into strategic collaborations for development of our product candidates. If we are not able to maintain our existing collaboration with Takeda to develop and commercialize Hematide, our business could be severely adversely affected. Takeda has the ability to terminate each of the collaboration agreements upon an uncured material breach by us or even in the absence of a material breach after the second anniversary of the effective date of such agreement with six-months' notice. Currently, Takeda could provide us notice of termination of either or both of our collaboration agreements, which would likely have a material adverse effect on the advancement of our Hematide program and our business. Through the collaboration, Takeda currently provides development funding and services, and is expected to pay us milestone payments upon the completion of certain events, all of which would be unavailable to us in the case of an early termination of the collaboration.

        In addition, if we fail to maintain the Takeda collaboration or establish and maintain additional strategic collaborations for our other potential product candidates:

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

        Reimbursement may not be available for Hematide or any other product candidates we choose to advance, which could diminish our sales or affect our ability to sell our products profitably.

        Market acceptance and sales of Hematide as with any product candidate we choose to advance will depend on reimbursement policies and may be affected by future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for Hematide or any of our product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by government or third-party payors. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products.

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

        In addition, in response to the FDA's recent black box warning and public health advisories, CMS has recently significantly restricted coverage of ESAs. In July 2007, CMS issued its National Coverage Decision Memorandum for Use of Erythropoiesis Stimulating Agents in Cancer and Neoplastic Conditions, or the National Coverage Decision, that determined that ESA treatment was not reasonable or necessary for certain medical conditions, including any anemia of cancer not related to cancer treatment, among others. The National Coverage Decision also established the ESA reimbursement policy for Medicare and other government beneficiaries who are treated for chemotherapy-induced anemia and contains a coverage restriction for hemoglobin levels greater than 10g/dL, which has had a material adverse effect on the use of ESAs. In July 2007, CMS also issued revisions to its reimbursement policies for the use of ESAs for end stage renal disease in cases where hemoglobin levels exceed 13 g/dL and also decreased the monthly dosing limits. Independent of any additional action the FDA may take as to ESAs, CMS may further decrease coverage which could have a materially negative impact on the size of the ESA market in the United States and reduce the overall size of the market Hematide is expected to compete in at the time of launch.

        As a result of these reimbursement and other legislative proposals and the trend towards managed health care in the U.S., third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide any coverage of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, major third party payors, have begun to follow CMS's restrictive reimbursement policies, which has further decreased the market for ESAs. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

        CMS policies are constantly changing and we cannot guarantee that they will not decrease, limit or deny reimbursement of Hematide in the future.

        CMS, the agency within the Department of Health and Human Services that manages Medicare and will be responsible for reimbursement of the cost of Hematide administered to Medicare beneficiaries, has asserted the authority of Medicare not to cover particular drugs if it determines that they are not "reasonable and necessary" for Medicare beneficiaries, or to cover them at a lesser rate, compared to drugs that CMS considers to be therapeutically comparable. We cannot be certain that CMS will not decrease, limit or deny reimbursement of Hematide for any therapeutic indication we may pursue. As the costs of the Medicare program continue to grow, CMS may be compelled to make difficult decisions regarding the trade-offs of supporting the reimbursement of certain public health expenditures over others. Depending on methods CMS uses to calculate the cost-benefit of treatments competing for share of the Medicare budget, ESAs (including Hematide) may not be considered to offer sufficient overall health benefit to justify reimbursement at levels that will allow us to achieve and sustain profitability. In addition, further, as a result of the recent safety concerns relating to ESAs, CMS recently announced policies significantly restricting the coverage of ESAs. Further, CMS has instituted dramatic Medicare reimbursement changes in the past that adversely impacted the businesses of companies in other segments of the healthcare industry, and we cannot determine that CMS will not do the same in the markets in which we operate.

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

        If we fail to obtain additional financing, we will be unable to complete the development and commercialization of Hematide and our other product candidates, or to continue our research and development programs.

        Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to:

  •
  complete the Phase 3 clinical trials for the Hematide renal program and other clinical development of Hematide and our other product candidates we choose to advance, if any;

  •
  prepare to launch and commercialize Hematide or any product candidates we decide to advance, including building our own commercial organization and sales force to address certain markets;

  •
  continue our research and development programs; and

  •
  license or acquire additional product candidates.

        We believe that existing cash, cash equivalents and investments and the interest thereon, will enable us to maintain our currently planned operations through at least mid 2009. However, we expect that additional capital will need to be raised to complete the development and commercialization of Hematide as well as to complete the development and commercialization of our current product candidates.

        To date, our sources of cash have been limited primarily to the proceeds from the sale of our securities to private and public investors and payments by Takeda under our collaboration agreements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of Hematide and other product candidates. We also may be required to:

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

        We do not currently have the infrastructure or capability internally to manufacture the drug products that we need to conduct our clinical trials. We have entered into agreements with contract manufacturers to produce our clinical supplies of Hematide; however, we do not have all of our long-term supply arrangements established for Hematide or any of our other product candidates. Hematide is a new chemical entity and the manufacturing process for commercial scale production remains to be validated at any manufacturer in accordance with applicable regulatory guidelines and as such, there are risks associated with the full scale manufacture of the drug substance, which could include: cost overruns, process scale-up, process reproducibility, stability issues and timely availability of raw materials, as well as regulatory issues associated with the manufacture of our product candidates. Further, some of these arrangements, including the provision of bulk poly(ethylene) glycol reagent for the manufacture of Hematide from Nektar Therapeutics AL, Corporation, or Nektar, are currently single-sourced, leaving us more susceptible to supply interruptions and potential delays. We have transferred responsibility of manufacture of Hematide finished product to Takeda and we therefore have limited control and ability to address risks associated with that portion of the Hematide manufacturing process. Any of these risks may prevent or delay us from successfully developing Hematide or other product candidates.

        For the foreseeable future, we expect to continue to rely on contract manufacturers, partners and other third parties to produce sufficient quantities of our product candidates for use in our clinical trials. If our contract manufacturers or other third parties fail to deliver materials for the manufacture of Hematide or Hematide itself for clinical use or for our registration stability studies on a timely basis, with sufficient quality and at commercially reasonable prices, and if we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or our planned NDA filing or otherwise discontinue development and production.

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

        The commercial success of Hematide depends in part on the development and marketing efforts of Takeda, over which we have limited control. If our collaborations are unsuccessful, our ability to develop and commercialize products through our collaborations, and to generate future revenue from the sale of these products, would be significantly reduced.

        Our dependence on Takeda for our global collaboration with Hematide and our other collaboration arrangements, subjects our company to a number of risks. Our ability to develop and commercialize drugs that we develop with our collaboration partners depends on our collaboration partners' abilities to establish the safety and efficacy of our product candidates, obtain and maintain regulatory approvals and achieve market acceptance of a product once commercialized. Under our collaboration with Takeda, we co-develop and co-commercialize Hematide in the U.S. Because we share responsibility with Takeda for clinical development activities in the U.S., the progress of the Hematide program, particularly for the chemotherapy-induced anemia indication, is dependent on the efforts of Takeda. Takeda holds an exclusive license to develop and commercialize Hematide outside of the U.S. and any progress and commercial success in those territories is dependent solely on Takeda's efforts and commitment to the program. Our collaboration partners may elect to delay or terminate development of one or more product candidates, independently develop products that compete with ours, or fail to commit sufficient resources to the marketing and distribution of products developed through their collaboration with us. Competing products, either developed by our collaboration partners or to which our collaboration partners have rights or acquire in the future, may result in our partners' withdrawal of support for our product candidates.

        In the event that one or more of our collaboration partners fails to diligently develop or commercialize a product candidate covered by one of our collaboration agreements, we may have the right to terminate our partner's rights to such product candidate but we will not receive any future revenue from that product candidate unless we are either able to find another partner or to commercialize the product candidate on our own, which is likely to result in significant additional expense. Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of one or more of our collaboration partners to complete their obligations under our collaboration agreements. If our collaboration partners fail to perform in the manner we expect, our potential to develop and commercialize products through our collaborations and to generate future revenue from the sale of these products, would be significantly reduced. If a conflict of interest arises between us and one or more of our collaboration partners, they may act in their own self-interest and not in the interest of our company or our stockholders. If one or more of our collaboration partners were to breach or terminate their collaboration agreements with us or otherwise fail to perform their obligations thereunder in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.

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

        We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

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

        Our ongoing litigation is described in the sections entitled "Business—Intellectual Property" and "Legal Proceedings." We have incurred substantial expense as a result of our litigation and arbitration proceedings and we expect to incur even greater expense in the future. In addition, any future patent litigation, interference or other administrative proceedings will result in additional expense and distraction of our personnel. An adverse outcome in such litigation or proceedings may expose us or our collaborators to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties on commercially acceptable terms or at all. In addition, we may be restricted or prevented from manufacturing, developing or commercializing Hematide or from developing, manufacturing and selling any future products in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. If it is determined that we have infringed an issued patent, we could be compelled to pay significant damages, including punitive damages.

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

        Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Arlene Morris, our President and Chief Executive Officer, and Dr. Anne-Marie Duliege, our Chief Medical Officer. The loss of services of Ms. Morris, Dr. Duliege, or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

        Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms. Each of our officers and key employees may terminate his/her employment at any time without notice and without cause or good reason.

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

        Our operations may be adversely impacted by the financial markets, including exposure to risks related to foreign currency exchange rates and credit markets with respect to our cash, cash equivalents and marketable securities.

        Some of our costs and expenses associated with our clinical trials are denominated in foreign currencies. We are primarily exposed to changes in exchange rates with Europe due to agreements with third party vendors and clinical sites located in Europe. When the United States dollar weakens against these currencies, the dollar value of the foreign-currency denominated expense increases, and when the dollar strengthens against these currencies, the dollar value of the foreign-currency denominated expense decreases. Accordingly, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations. We currently do not hedge against our foreign currency risks.

        As of December 31, 2007, we had $33.4 million invested in auction rate securities, or ARS, issued principally by municipal entities and rated AAA by a major credit rating agency. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days. However, recent events have caused overall liquidity concerns in the ARS markets and have resulted in failed auctions during the first quarter of 2008. In January 2008, all ARS with January auction reset dates had successful auctions at which their interest rates were reset. However, based on failed auctions since then and the expectation of continued failures through the filing date of our Annual Report on Form 10-K, we classified $15.7 million of ARS held as long-term investments as of December 31, 2007. The $15.7 million represents all ARS held as of December 31, 2007 that had not been sold as of February 29, 2008. As of February 29, 2008 we had $33.8 million of our investment portfolio invested in ARS, $18.1 million of which was purchased after December 31, 2007. If the auctions for the securities we own continue to fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, the securities mature, or we sell the securities in the secondary market. Based on our expected cash usage in 2008 and our balance of cash and other investments, we do not anticipate the current illiquidity of these investments will affect our ability to operate our business as usual for at least twelve months.

        Based on successful auctions in January 2008 and the continued creditworthiness of our ARS, we determined that the securities did not experience an other than temporary impairment as of December 31, 2007 in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. We will continue to monitor failures in our ARS and consider the impact of future failures on the ARS we hold. For example, although our ARS continue to pay interest according to their stated terms, if the illiquidity continues, these investments may be subject to a decline in value, which would require us to recognize a charge for impairment. We may also be required to sell these investments at prices significantly below par. If this occurs, we may not be able to liquidate these securities to obtain funds when needed, which could negatively affect our ability to fund our operations.

Risks Related to Our Industry

        The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.

        The research, testing, manufacturing, selling and marketing of drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, and regulations may differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the U.S. until we receive approval of a New Drug Application, or NDA, from the FDA. We have not received marketing approval for any of our product candidates. Further, we have not previously prepared an NDA submission for any of our product candidates, which involves compliance with governmental regulations and successful completion of a number of significant and complicated undertakings for which we do not have any prior experience implementing. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve pending NDAs or supplements to approved NDAs.

        Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the drug approval process. We initiated our Phase 3 clinical studies for Hematide following extensive discussion with the FDA on the design of the program. Based on the nature of these discussions and guidance from the FDA in light of the current regulatory environment, we did not enter into a special protocol assessment, or SPA, with the FDA for our Phase 3 clinical trials for Hematide. Nonetheless, in some instances a SPA could provide more assurance that the design, clinical endpoints, and statistical end analyses resulting from these trials would be acceptable to the FDA to support regulatory approval. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

  •
  a drug candidate may not be deemed safe or effective;

  •
  FDA officials may not find the data from preclinical studies and clinical trials sufficient;

  •
  The FDA might not approve our or our third-party manufacturer's processes or facilities; or

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

        The FDA's policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and we may not achieve or sustain profitability.

        Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad through our Takeda collaboration.

        We intend to co-market Hematide in the U.S, and have exclusively licensed Takeda to develop Hematide in international markets. In order to market Hematide or any other future products we advance in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. Foreign regulatory approvals may not be obtained on a timely basis, if at all. We or Takeda, as part of our Hematide collaboration, may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

        Foreign governments often impose strict price controls, which may adversely affect our future profitability.

        We intend to seek approval to market Hematide in the U.S. and, through our Takeda collaboration, in foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of Hematide or our future products to other available therapies or a clinical trial that studies pharmacoeconomic benefits. If reimbursement of Hematide or our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

  •
  costs of related litigation;

  •
  diversion of management's attention and resources;

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

Risks Related to the Ownership of Our Common Stock

        The market price of our common stock has been highly volatile and is likely to remain highly volatile, and you may not be able to resell your shares at or above your purchase price.

        The trading price of our common stock has been highly volatile. For the 52 weeks ended February 15, 2008, the price ranged between a high of $40.24 per share and a low of $16.14 per share. Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

  •
  actual or anticipated actions taken by regulatory agencies with respect to ESAs generally or specifically as to Hematide;

  •
  new products or services introduced or announced by us or our collaboration partners, or our competitors, including Roche's Mircera, and the timing of these introductions or announcements;

  •
  developments in the Amgen patent infringement litigation and Roche's potential to launch Mircera;

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

  •
  actions taken by regulatory agencies with respect to clinical trials, manufacturing process or sales and marketing activities;

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

        In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management's attention and resources, which could materially and adversely affect our business and financial condition.

        Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

        As of February 15, 2008, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 63% of our voting stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

        Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

        The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. During our review of the results of operations for the quarter ended March 31, 2007, we identified a material weakness in the operation of our internal controls over financial reporting, as defined in Public Company Accounting Oversight Board Standard No. 2, in connection with the accurate completion of deferred income tax assets and liabilities and income tax provision. Also, during the quarter ended June 30, 2007, we identified a material weakness in connection with the accurate completion of collaboration revenue. As of December 31, 2007, these material weaknesses have been fully remediated.

        While no material weaknesses were identified as of December 31, 2007, we cannot assure you that material weaknesses will not be identified in future periods. There can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting in future periods. If we do experience a material weakness in future periods, then investor confidence, our stock price and our ability to obtain additional financing on favorable terms could be adversely affected.

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

        Sales of a substantial number of shares of our common stock in the public market that were previously restricted from sale, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In the event that we do raise capital through the sale of additional equity securities, the dilution represented by the additional shares of our equity securities in the public market could cause our stock price to fall, in which case you may not be able to sell your shares of our equity securities at a price equal to or above the price you paid to acquire them.

  We are at risk of securities class action litigation.

        In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. If we were to face such litigation, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

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

        These provisions include:

  •
  authorizing the issuance of "blank check" preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

  •
  limiting the removal of directors by the stockholders;

  •
  prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

  •
  eliminating the ability of stockholders to call a special meeting of stockholders;

  •
  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and

  •
  our board of directors is classified, consisting of three classes of directors with staggered three-year terms, with each class consisting as nearly as possible of one third of the total number of directors.

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We currently lease approximately 84,460 square feet of laboratory and office space in Palo Alto, California under lease agreements that terminate in September 2014. We believe that our facilities adequately meet our present needs.

Item 3.    Legal Proceedings.

  J&J Intellectual Property Dispute

        We have initiated binding arbitration and related litigation with certain subsidiaries of Johnson & Johnson, or J&J, over ownership of intellectual property related to erythropoietin receptor, or EPO-R, agonists (compounds capable of binding to and activating the EPO-R). This intellectual property is the subject of a number of U.S. and international patents and patent applications assigned to Affymax and J&J, including a U.S. patent currently assigned to J&J, several U.S. patents currently assigned to us and a European patent application currently assigned to J&J. See "Risk Factors—Risk Related to Our Business." In this section, we refer to the patents and patent applications subject to the arbitration collectively as the "intellectual property in dispute". We believe that we are the sole owner or co-owner of the intellectual property in dispute, including a European patent application currently naming J&J as sole owner that may issue in the near future and relates to specified ESA peptide compounds. J&J, on the other hand, alleges that they are the sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which we are currently named as sole owner that relate to specified peptide compounds.

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

  The Research and Development Agreement with J&J

        In April 1992, Affymax N.V. (a different company from us) entered into a three-year Research and Development Agreement, which we refer to as the "R&D Agreement," with a division of Ortho Pharmaceutical Corporation, a subsidiary of J&J. In 2001, we assumed the rights and obligations of Affymax N.V. under the R&D Agreement and acquired rights to patents and patent applications that comprise much of the intellectual property in dispute.

        Under the R&D Agreement, J&J provided Affymax N.V. research funding and Affymax N.V. sought to discover compounds directed at the EPO receptor. The R&D Agreement provided for us to retain rights to our existing technology and identified as our technology our methodologies for creating peptide sequence "libraries", each of which contained billions of different peptide sequences, and methodologies that could be used to determine which if any of the peptide sequences contained in a library would bind to an identified receptor. The R&D Agreement further provided for any invention made by either party to be the property of the party making the invention and that joint inventions would be jointly owned.

        Our position is based on the following chronology: From 1992 through 1995, a group of scientists working for Affymax N.V., performed extensive research under the R&D Agreement and discovered numerous peptides and peptide dimers that bind to and activate the EPO-R. These Affymax N.V. scientists started with the Affymax N.V. peptide sequence libraries, conducted numerous tests, experiments and analyses and discovered and identified a set of active peptides that bind to and activate the EPO-R. The Affymax scientists disclosed the inventions and the results of their research to J&J. In November 1993, Affymax N.V., through Affymax Technologies, N.V., a related entity, filed U.S. Patent Application No. 08/155,940, or the '940 application, claiming various of the Affymax N.V. scientists' inventions and identifying four Affymax scientists, and no J&J scientists, as the inventors. Affymax N.V. provided J&J with a draft copy of the '940 application before filing it. The Affymax scientists' research gave rise to numerous other patent applications, including continuation-in-part applications based on and claiming priority from the '940 application, a continuation of one of those applications, and numerous foreign and international patent applications based on one or more of these applications. Ultimately, the '940 application was abandoned in favor of these other applications. In 2001, we acquired the rights, previously held by Affymax N.V. and Affymax Technologies, N.V., to these patents and patent applications. Some of the applications have issued as patents, and these patents and patent applications comprise much of the intellectual property in dispute. Based on the inventions of the Affymax N.V. scientists, we believe we are the sole owner or a co-owner of the intellectual property in dispute.

        J&J, however, alleges that it discovered the idea of searching peptide sequence libraries, such as Affymax N.V.'s libraries, to find peptides that bind to and activate the EPO-R, and that the Affymax N.V. scientists did not make inventive contributions when they discovered and identified the specific peptides that bind to and activate the EPO-R. J&J also alleges that it discovered the idea of, and methodology for, dimerizing these peptides to make them more biologically active, and that it provided Affymax with reagents and control substances for use in research under the R&D Agreement, as well as instructions on how to use them. J&J further alleges that Affymax N.V. improperly removed the names of the J&J employees who had been identified as inventors on the parties' joint applications pending before the U.S. Patent and Trademark Office without notifying or consulting J&J. For these reasons, J&J claims that it should be granted sole ownership or joint ownership of the intellectual property in dispute.

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

        In November 1993, the Affymax Entities filed a U.S. patent application (U.S.S.N. 08/155,940), or the '940 application, identifying four of their scientists as inventors. In June 1995, the Affymax Entities filed U.S. Patent Application Nos. 08/484,631 and 08/484,635, or the '631 and '635 applications. These applications were continuation-in-part applications based on and claiming priority from the '940 application. They also included certain subject matter that J&J specifically requested be added. At the time of filing, the '631 and '635 applications listed certain J&J employees as inventors in addition to the Affymax scientists. Prior to filing the '940, '631, and '635 applications, the Affymax Entities provided J&J with drafts and/or copies of the applications or informed them of their intent to file them. On or about June 7, 1996, the Affymax Entities filed PCT Application No. PCT/US96/09810, which was based on and clamed priority from the '631 and '635 applications and has given rise to a European patent (EP 0 866 648), which has been assigned jointly to us and J&J.

        On the same day in June 1995 that the Affymax Entities filed the '631 and '635 applications, J&J separately filed U.S. Patent Application No. 08/484,135, or the '135 application, which identified J&J employees as the sole inventors of the described subject matter and J&J as the sole assignee. J&J later filed a PCT application (PCT Application No. PCT/US96/09810) based on and claiming priority from the '135 application, and various foreign patent applications (including in Europe, Canada, Japan and

Australia) based on the PCT application. The parties dispute whether J&J informed the Affymax Entities prior to filing these applications. U.S. Patent No. 5,767,078 and Australian Patent No. 732,294 issued to J&J based on these applications, and other applications are pending, including European patent application EP96/918,317. We claim in the arbitration that we are the sole or joint owner of these patents and applications and any U.S., foreign or international patents or applications based on, claiming priority from or relating to them.

        On March 28, 1997, the Affymax Entities filed U.S. Patent Application No. 08/827,570, or the '570 application, a continuation of the '635 application. That day, the Affymax Entities also filed a preliminary amendment and a petition for correction of inventorship in connection with the '570 application, as well as supplemental responses and petitions for correction of inventorship in connection with the '631 and '635 applications. The '631, '635, and '570 applications have now issued to Affymax as U.S. Patents Nos. 5,773,569; 5,830,851; and 5,986,047. J&J alleges that the Affymax Entities filed the '570 application and the above-referenced petitions, preliminary amendment and supplemental responses without notifying or consulting with J&J. J&J claims in the arbitration that it is the sole or joint owner of these patents and applications and any U.S., foreign, or international patents or applications based on, claiming priority from, or relating to them.

        J&J's European patent application EP96/918,317, which relates to agonist peptide dimers, could result in a patent being issued to J&J in the near future. In the J&J arbitration proceeding, we have claimed that we should be at least joint owner of this European application. If the patent issues, J&J could seek to enforce this patent against us in Europe. In many European countries, a patent cannot be asserted to stop clinical trials, but in some, a patent holder can seek to enjoin clinical trials.

  Litigation and Arbitration Chronology

        On June 9, 2004, we filed a civil complaint in the Munich Regional Court in the Federal Republic of Germany against J&J alleging that we are an owner or co-owner of J&J's European patent application relating to agonist peptide dimers (European Patent Application EP96/918,317). In October 2005, J&J filed its response to our complaint, denying our claims of inventorship and ownership. In April 2006, we requested the court to dismiss the complaint so that the issues it raised could be resolved pursuant to the arbitration proceeding described below. The court has done so.

        On September 23, 2004, we filed a civil complaint in the U.S. District Court for the Northern District of Illinois, or the Illinois case, against J&J alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, and for unjust enrichment and constructive trust. The complaint alleges that the Affymax N.V. scientists are sole or co-inventors of the intellectual property in dispute, including the above-referenced J&J patents and patent applications, and that we are the sole or co-owner of them. The complaint also alleges that J&J breached the R&D Agreement by, among other things, engaging in a course of conduct designed to obtain patents for itself and to deny us patents on the Affymax scientists' inventions. The complaint further alleges that we have suffered damages as a result of J&J's breaches and that J&J has been unjustly enriched through its misconduct and should be subject to the imposition of a constructive trust.

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

        J&J requested that the Illinois case be dismissed and the matter decided under the R&D Agreement's arbitration provisions. On February 28, 2006, the Illinois court entered an order that the appropriate forum for us and J&J to resolve the inventorship, ownership, breach of contract and related claims was binding arbitration under the American Arbitration Association, or AAA, rules in Illinois. The Illinois court held that the claims pending in the German court were also subject to arbitration and required us to dismiss the German complaint, which we have done. The Illinois court further stated that it will retain jurisdiction over the subject matter during the arbitration in Illinois.

        On April 12, 2006, we filed a demand for arbitration with the AAA claiming that we are the owner or co-owner of the intellectual property in dispute and alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, for unjust enrichment and constructive trust, and for breach of fiduciary duty. On May 8, 2006, J&J filed its answer and counterclaims, substantially restating their allegations made in the U.S. and German courts. In April 2007, the Company filed an amended demand for arbitration. In June 2007, J&J filed an amended counterdemand. The AAA has appointed a panel of arbitrators, and the arbitrators have established a schedule for the arbitration. The parties have commenced discovery. In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel. In July 2007, the Company filed an opposition to J&J's motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J can obtain limited discovery on Hematide, but that J&J cannot obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning. The arbitration hearing is scheduled to occur during the second half of 2008. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

        From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on the financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Our Common Stock

        Our common stock has been traded on the NASDAQ Global Market under the symbol "AFFY" since December 15, 2006. As of February 15, 2008, there were approximately 139 holders of record of our common stock. The following table sets forth, for the periods indicated, the range of high and low closing sales prices of our common stock as quoted on the NASDAQ Global Market for the period since our initial public offering on December 15, 2006.

	High	Low
2007
4th Quarter	$30.99	$20.35
3rd Quarter	$28.76	$21.77
2nd Quarter	$39.40	$26.96
1st Quarter	$40.47	$31.69

	High	Low
2006
4th Quarter (from December 15, 2006)	$37.20	$33.80

        The closing price for our common stock as reported by the NASDAQ Global Market on February 15, 2008 was $18.22 per share.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

        Not applicable

Use of Proceeds from the Sale of Registered Securities

        Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-136125) and a Registration Statement on Form S-1 filed pursuant to Rule 462(b) (File No. 333-139363) that were declared effective by the Securities and Exchange Commission on December 14, 2006. We registered 4,255,000 shares of our common stock for an aggregate offering price of $106,375,000, all of which were sold. The offering was completed after the sale of all 4,255,000 shares. Morgan Stanley & Co. Incorporated acted as the sole book running and lead manager for the offering, Cowen and Company, LLC, Thomas Weisel Partners LLC and RBC Capital Markets acted as co-managers for the offering. Of this amount, $7.4 million was paid in underwriting discount and commissions, and an additional $2.9 million of other expenses were incurred, all of which was incurred during the fiscal year ended December 31, 2006. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of December 31, 2007, the aggregate net proceeds of $96 million from our initial public offering had been used for general corporate purposes, including clinical trials, research and development expenses and general and administrative expenses, with the remainder invested in cash, cash equivalents and investment accounts.

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

Issuer Purchases of Equity Securities

        The following table provides information relating to repurchases of our common stock in the three months ended December 31, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2007 - October 31, 2007	—	$—	N/A	N/A
November 1, 2007 - November 30, 2007	164	$0.80	N/A	N/A
December 1, 2007 - December 31, 2007	—	$—	N/A	N/A

Total	164	$0.80	N/A	N/A

(1)
The 164 shares of our common stock were repurchased by us from an employee upon termination of services pursuant to the terms and conditions of our 2001 Stock Option/Stock Issuance Plan, which permits us to elect to purchase such shares at the original issuance price.

Performance Graph(1)

(1)
This Section is not "soliciting material," is not deemed "filed" with the Commission and is not to be incorporated by reference into any filing of Affymax, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

        The following graph shows the total stockholder return of an investment of $100 in cash on December 15, 2006, the date our common stock first started trading on the NASDAQ Global Market, through December 31, 2007 for (i) our common stock, (ii) the Nasdaq Composite Index (U.S.) and (iii) the Nasdaq Biotechnology Index as of December 31, 2007. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

*
$100 invested on 12/15/06 in stock or on 11/30/06 in index-including reinvestment of dividends.

Item 6.    Selected Financial Data.

        The following selected financial data should be read together with our audited financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other financial information included in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace our audited financial statements and the accompanying notes. Our historical results are not necessarily indicative of our future results.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Data:
Collaboration revenue	$44,303	$11,688	$—	$—	$—
License and royalty revenue	33	38	74	151	225

Total revenue	44,336	11,726	74	151	225

Operating expenses:
Research and development	69,398	54,347	24,051	17,338	13,660
General and administrative	24,075	11,089	10,032	4,931	4,953
Amortization of intangible assets	—	—	—	—	6,107
Impairment of assets	—	—	—	—	4,224

Total operating expenses	93,473	65,436	34,083	22,269	28,944

Loss from operations	(49,137)	(53,710)	(34,009)	(22,118)	(28,719)
Interest income	11,393	5,549	1,413	439	357
Interest expense	(14)	(84)	(29)	—	(7)
Other income (expense), net	46	(43)	49	281	172

Net loss before provision for income taxes	(37,712)	(48,288)	(32,576)	(21,398)	(28,197)
Provision for income taxes	5,357	—	—	—	—

Net loss(2)	(43,069)	(48,288)	(32,576)	(21,398)	(28,197)
Accretion of mandatorily redeemable convertible preferred stock	—	(815)	(597)	(105)	(164)

Net loss attributable to common stockholders	$(43,069)	$(49,103)	$(33,173)	$(21,503)	$(28,361)

Net loss per common share:
Basic and diluted(1)(2)	$(2.88)	$(32.56)	$(101.65)	$(70.39)	$(103.10)

Weighted-average number of common shares used in computing basic and diluted net loss per loss common share	14,941	1,508	326	305	275

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$168,337	$224,292	$57,893	$24,720	$24,654
Receivable from Takeda	15,331	10,191	—	—	—
Long-term investments	15,655	6,133	—	—	—
Total assets	225,792	249,988	60,960	27,728	28,353
Capitalized lease obligations, net of current	8	140	310	—	—
Mandatorily redeemable convertible preferred stock	—	—	168,784	112,396	92,361
Accumulated deficit	(211,818)	(168,749)	(120,461)	(87,885)	(66,487)
Total stockholders' equity	84,185	116,899	(113,691)	(87,162)	(65,677)

(1)
Please see Note 2 to the notes to our audited financial statements for an explanation of the method used to calculate the net loss per common share and the number of shares used in the computation of the per share amounts.

(2)
In 2007 and 2006, loss from operations, net loss and basic and diluted net loss per common share include the impact of SFAS No. 123(R) stock-based compensation charges, which were not present in prior years. Please see Notes 2 and 8 to the notes to our audited financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a biopharmaceutical company developing novel peptide-based drug candidates to improve the treatment of serious and often life-threatening conditions. Our lead product candidate, Hematide, is designed to treat anemia associated with chronic renal failure and cancer. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic renal failure, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may increase the risk of other diseases or death. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Hematide is designed to be longer acting than currently marketed ESAs in the U.S., and therefore has the potential to offer both better care for patients and reduced cost and complexity for healthcare providers.

        We are conducting Phase 3 clinical trials in patients suffering from chronic renal failure, on dialysis and pre-dialysis. We are conducting four open-label, randomized controlled clinical trials. Of these trials, two trials are being conducted in pre-dialysis patients and are designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials are being conducted in dialysis patients and are designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide. Analysis of efficacy and safety for all of the Phase 3 studies will be based on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint will be the mean change in hemoglobin from baseline. Each study is planned to continue until the last patient has been treated for 52 weeks. In addition, the assessment of safety will include a composite cardiovascular endpoint from a pooled safety database. The rate of accrual of these cardiovascular events could affect the duration of the studies if the events accrue at a higher or lower rate than estimated.

        Hematide is at an earlier stage of development for chemotherapy induced anemia in comparison to our renal program and as part of our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, Takeda has assumed primary responsibility for regulatory and clinical development activities related to the worldwide oncology program. In January 2008, Takeda initiated a Phase 1 clinical trial for the treatment of chemotherapy-induced anemia in prostate, breast and non-small cell lung cancer patients in the U.S.

        To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, expense reimbursements, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. Since inception we have incurred net losses and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of December 31, 2007, we had an accumulated deficit of $211.8 million.

        In December 2006, we issued 4,255,000 shares of our common stock in connection with our initial public offering, including the issuance of 555,000 shares upon the full exercise of the underwriters' option to cover over-allotments. The aggregate net proceeds from the offering, including the shares issued upon exercise of the over-allotment option, were approximately $96 million, after deducting underwriting discounts and commissions and other offering expenses.

  Research and Development Expenses

        Research and development expenses consist of: (i) license fees paid to third parties for use of their intellectual property; (ii) expenses incurred under agreements with contract research organizations and investigative sites, which conduct a substantial portion of our preclinical studies and all of our clinical trials; (iii) payments to contract manufacturing organizations, which produce our active pharmaceutical ingredient, or API; (iv) payments to consultants; (v) employee-related expenses, which include salaries and related-costs; and (vi) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies. All research and development expenses are expensed as incurred.

        Although we cannot predict the total amount our future research and development expenses with any degree of certainty, we expect to incur substantially increasing research and development expenses in future periods particularly expenses arising from clinical development activities including the enrollment of our Phase 3 clinical trials. In addition, we may conduct more research and perform preclinical studies and clinical trials for any other product candidates we choose to advance but would seek to enter into collaborations with third parties to participate in the development and commercialization of those product candidates.

        The table below sets out our research and development expenses excluding stock-based compensation expenses by project since 2005 as a percentage of total research and development expenses for the applicable period. We commence tracking the costs for a project when we are working with another company or when the related prototype peptide demonstrates significant biological activity, typically in a cell-free assay, and merits substantial increase in the level of effort.

	Hematide	Other Research Programs(1)	Total
2005	78%	22%	100%
2006	90%	10%	100%
2007	91%	9%	100%

    (1)
    Does not include any projects where the expense is 10% or greater of total research and development expenses excluding stock-based compensation expense.

        Under the worldwide agreement with Takeda, we will share responsibility for clinical development activities required for U.S. regulatory approval of Hematide. We will have primary responsibility for Hematide's clinical development plan and clinical trials in the dialysis and pre-dialysis indications, while Takeda will have primary responsibility in the chemotherapy induced anemia and anemia of cancer indications. Beginning January 1, 2007, Takeda was responsible for the first $50 million of third party expenses related to development in pursuit of U.S. regulatory approval of Hematide. Of the first $50 million of third-party expenses related to the development in pursuit of U.S. regulatory approval of Hematide to be borne by Takeda, a total of $36.3 million was incurred by both parties through December 31, 2007. We expect that the remaining $13.7 million will be incurred during the first quarter of 2008. Thereafter, Takeda will bear 70% of the third party U.S. development expenses, while we will be responsible for 30% of the expenses. The Company retains responsibility for 100% of its internal development expenses. Takeda will have primary responsibility and bear all costs for Hematide clinical development in support of regulatory approval for all territories outside the United States. Except for Hematide, we cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future partnerships or how such arrangements would affect our development plans or capital requirements.

        The process of conducting preclinical studies and clinical trials necessary to obtain Food and Drug Administration, or FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate's early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. While we are currently focused on developing our lead product candidate, we anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as ongoing assessment as to the product candidate's commercial potential. We anticipate developing additional product candidates internally and intend to consider in-licensing product candidates, which will increase our research and development expenses in future periods. We believe that the cash received from Takeda, existing cash, cash equivalents and investments and the interest thereon, will enable us to maintain our currently planned operations through at least mid 2009. However, we will be required to raise additional capital to complete the development and commercialization of Hematide and we will need to raise additional capital to support continued development of our product candidates thereafter. We cannot be certain that that additional funding will be available on acceptable terms, or at all.

  General and Administrative Expenses

        General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, accounting, business and commercial development, information technology, legal and human resources functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent prosecution and defense costs and professional fees for legal, consulting, auditing and tax services. We expect to incur increasing general and administrative expense in future periods to support our research and development activities, preparation for the New Drug Application for Hematide, costs associated with our J&J litigation and development of commercial capabilities.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are more fully described in Note 2 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

  Revenue Recognition

        We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements ("SAB 104"). When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). Application of this standard requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

        In February and June 2006, we entered into two separate collaboration agreements with Takeda, or the Arrangement, which have been combined for accounting purposes due to their proximity of negotiation. We evaluated the multiple elements under the combined single arrangement in accordance with the provisions of EITF 00-21. We determined the deliverables do not have value to the customer on a stand alone basis and we were unable to obtain verifiable objective evidence to determine the fair value of the undelivered elements. Accordingly, we concluded that there was a single unit of accounting.

        We were unable to determine the period of our performance obligations under the Arrangement as our required participation on the joint steering committee extends for as long as products subject to the collaboration with Takeda are being sold by either of the parties. Accordingly, the contractual term of our joint steering committee obligations was considered indefinite. As a result, revenue for the single unit of accounting was recorded on a proportional performance basis as long as the overall Arrangement was determined to be profitable during the years ended December 31, 2007 and 2006.

        We accounted for the Arrangement using a zero profit proportional performance model (i.e., revenue was recognized equal to direct costs incurred, but not in excess of cash received or receivable assuming that the overall Arrangement was expected to be profitable). We used an input based measure, specifically direct costs, to determine proportional performance because we believed that the inputs were representative of the value being conveyed to Takeda through the research and development activities and delivery of the API. We believed that using direct costs as the unit of measure of proportional performance also most closely reflected the level of effort related to our performance under the Arrangement. Direct costs were those costs that directly resulted in the culmination of an earnings process for which Takeda received a direct benefit. The nature of these costs were third party and internal costs associated with conducting clinical trial activities for dialysis and pre-dialysis indications, costs associated with the manufacturing of API and API stability testing, allocated payroll related costs for representatives participating on the joint steering committee and sales and marketing costs during the co-commercialization period. Direct costs specifically excluded costs of a general and administrative nature, upfront payments to manufacturers unrelated to specific product manufactured such as reservation of capacity, cost for API not yet delivered to Takeda, travel and expense related costs, sales and marketing costs during the development period, any research and development costs not associated with Hematide, interest, depreciation and amortization expense.

        Amounts resulting from payments received in advance of revenue recognized were recorded as deferred revenue in accordance with the zero profit proportional performance model described above until the earlier of (i) when we can meet the criteria for separate recognition of each element under the guidance of EITF 00-21; or (ii) after we have fulfilled all of our contractual obligations under the Arrangement.

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

When the periodic assessment or other events or circumstances indicate a loss will result from performance under the Arrangement, we will continue to recognize costs as they are incurred. However, revenue will be deferred until either: (i) the Arrangement becomes profitable, at which point revenue will continue to be recognized, or (ii) the end of the Arrangement.

        Effective January 1, 2008, we entered into an amendment to the Arrangement with Takeda. The amendment modifies the ongoing commitments with respect to our participation on the joint steering committee such that the contractual term of that obligation is no longer indefinite. As a result, we determined that we can separate the performance obligations which occur over the development period from the performance obligations that will occur during the commercialization period. As a result of the change in performance period from indefinite to approximately 4.5 years, beginning on January 1, 2008, we will recognize revenue during the development period using the Contingency-Adjusted Performance Model ("CAPM"). The cumulative effect adjustment of $1.4 million for the change of estimate, which results from now being able to estimate the period of performance, will be recognized as additional revenue during the three months ending March 31, 2008. Through the period of the joint steering committee obligation, we expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods. Upon commercialization, we will recognize revenue from the manufacture and supply of the API upon delivery, if all other SAB 104 criteria for revenue recognition are met. Royalty payments, profit share payments and sales milestone payments will be recognized as revenue when earned, if all other SAB 104 criteria for revenue recognition are met.

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

  Stock-Based Compensation

        Through December 31, 2005, we have accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations, including the Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation, an

Interpretation of APB Opinion No. 25. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of our common stock and the exercise price of the stock option. For periods prior to December 31, 2005, we have complied with the disclosure-only provisions required by Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123

        Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, and supersedes APB No. 25. We adopted SFAS No. 123(R) using the prospective transition method. Under this method, compensation cost is measured and recognized for all share-based payments granted, modified and settled subsequent to December 31, 2005. In accordance with the prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

        We account for stock-based compensation arrangements with nonemployees in accordance with SFAS No. 123, as amended by SFAS No. 148, and EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. For stock options granted to nonemployees, the fair value of the stock options is estimated using the Black-Scholes valuation model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we make assumptions with respect to the remaining contractual term of the option, the volatility of the fair value of our common stock, risk free interest rates and expected dividend yields of our common stock. Different estimates of volatility and expected term of the option could materially change the value of an option and the resulting expense.

  Income Taxes

        We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

        Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, that prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. The cumulative effect of adopting FIN No. 48 resulted in no adjustment to retained earnings as of January 1, 2007. However, at the adoption date of January 1, 2007, we had $2.0 million of unrecognized tax benefits which were reduced in the year ended December 31, 2007 by $712,000.

        We recorded a $9.4 million FIN No. 48 liability for uncertain income tax positions for the year ended December 31, 2007, which was reflected as a long-term income tax liability on our balance sheet. We adopted a policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, if they are incurred. For the years ended December 31, 2007, 2006 and 2005 no penalties or interest expense related to income tax positions were recognized. We do not anticipate that any of the unrecognized tax benefits will increase or decrease significantly over the next twelve months.

Results of Operations

  Comparison of Years Ended December 31, 2007 and 2006

	Year Ended December 31,
			Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006
	(in thousands, except percentages)
Revenue	$44,336	$11,726	$32,610	278%
Research and development expenses.	69,398	54,347	15,051	28
General and administrative expenses.	24,075	11,089	12,986	117
Interest income (expense), net	11,379	5,465	5,914	108
Other income (expense), net	46	(43)	89	(207)
Provision for income taxes	5,357	—	5,357	100
Net loss	(43,069)	(48,288)	5,219	(11)
Accretion of mandatorily redeemable convertible preferred stock	—	815	(815)	(100)

        Revenue.    We recognized $44.3 million and $11.7 million of revenue under our Arrangement with Takeda for the years ended December 31, 2007 and 2006, respectively, under the zero profit proportional performance model, as discussed in the notes to our audited financial statements. The increase in revenue was primarily due to the growth in direct costs associated with the increase in clinical trial activity and headcount in connection with Hematide. We recognized immaterial revenues for the years ended December 31, 2007 and 2006 from royalty payments.

        Research and Development Expenses.    The increase in research and development expenses of $15.1 million was primarily due to an increase of $25.0 million in clinical trial costs resulting principally from additional clinical trials and enrollment of more patients, an increase of $6.1 million in personnel costs resulting from increased headcount and stock-based compensation expenses and a $875,000 technology license fee for which the technological feasibility had not been established and there is no alternative future use. The increase in research and development expenses from the year ended December 31, 2007 to 2006 was lowered by a milestone payment of $17.6 million in connection with the Nektar license that was expensed during the year ended December 31, 2006.

        General and Administrative Expenses.    The increase in general and administrative expenses was primarily due to an increase of approximately $7.8 million in personnel costs resulting from higher headcount, and stock-based compensation expenses and an increase of $4.3 million in Sarbanes-Oxley, legal and other consulting fees.

        Interest Income (Expense), Net.    The increase in interest income, net, was due primarily to higher level of cash, cash equivalents and short-term investments during the year.

        Other Income (Expense), Net.    Other income (expense), net, was immaterial for the years ended December 31, 2007 and 2006.

        Provision for Income Taxes.    We are subject to federal and California state income tax. We recorded a provision for income taxes for the year ended December 31, 2007. We were in a net operating loss position in 2006 and all prior periods and therefore did not record a provision for income taxes for the year ended December 31, 2006.

        Accretion of Mandatorily Redeemable Convertible Preferred Stock.    Our convertible preferred stock was redeemable at the request of the holders on or after July 11, 2010. We were accreting the carrying value of the preferred stock to the mandatory redemption amount using the effective interest method through periodic charges to additional paid in capital. We recorded accretion on the preferred stock through the date of the automatic conversion of all of our outstanding preferred stock into common stock upon the closing of our initial public offering in December 2006.

  Comparison of Years Ended December 31, 2006 and 2005

	Year Ended December 31,
			Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
	(in thousands, except percentages)
Revenue	$11,726	$74	$11,652	15,746%
Research and development expenses	54,347	24,051	30,296	126
General and administrative expenses	11,089	10,032	1,057	11
Interest income (expense), net	5,465	1,384	4,081	295
Other income (expense), net	(43)	49	(92)	(188)
Net loss	(48,288)	(32,576)	(15,712)	(48)
Accretion of mandatorily redeemable convertible preferred stock	815	597	218	37

        Revenue.    We recognized $11.7 million of revenue under our Arrangement with Takeda for the year ended December 31, 2006 under the zero profit proportional performance model, as discussed in the notes to our audited financial statements. We recognized immaterial revenues for the years ended December 31, 2006 and 2005 from royalty payments.

        Research and Development Expenses.    The increase in research and development expenses was primarily due to a $17.6 million in milestone payments in connection with the Nektar license, an increase of approximately $7 million in clinical trial costs resulting from three additional clinical trials and enrollment of higher number of patients, an increase of approximately $4 million in personnel costs resulting from increased headcount and stock-based compensation expense and an increase in costs associated with the manufacturing and testing of Hematide.

        General and Administrative Expenses.    The increase in general and administrative expenses was primarily due to an increase of approximately $2 million in personnel costs resulting from higher headcount and increased legal and audit fees, which was decreased by lower stock-based compensation expenses.

        Interest Income (Expense), Net.    The increase in interest income, net, was due primarily to higher level of cash, cash equivalents and short-term investments as well as higher interest rates during the year.

        Other Income (Expense), Net.    Other income (expense), net, was immaterial for the years ended December 31, 2006 and 2005.

        Accretion of Mandatorily Redeemable Convertible Preferred Stock.    Our convertible preferred stock was redeemable at the request of the holders on or after July 11, 2010. We were accreting the carrying value of the preferred stock to the mandatory redemption amount using the effective interest method through periodic charges to additional paid in capital. We recorded accretion on the preferred stock through the date of the automatic conversion of all of our outstanding preferred stock into common stock upon the closing of our initial public offering in December 2006. Pursuant to our previous amended and restated certificate of incorporation, all outstanding shares of preferred stock would have been converted into common stock upon the closing of an offering where the price per share is greater than $15.09, the gross proceeds to us are at least $40 million and we have a pre-offering market capitalization of at least $200 million. We recorded a non-cash charge of $815,000 and $597,000 in the year ended December 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through December 31, 2007, we have received net proceeds of $257.6 million from the issuance of common stock and convertible preferred stock and $122 million of upfront license fees, a $10 million milestone payment and $24.1 million for the reimbursement of development and commercial expenses and purchase of API from our collaboration agreements with Takeda. Of the first $50 million of third-party expenses related to the development in pursuit of U.S. regulatory approval of Hematide to be borne by Takeda under the Arrangement, a total of $36.3 million was utilized by both parties through December 31, 2007 including $15.3 million in receivables at December 31, 2007. We expect that the remaining $13.7 million will be utilized during the first quarter of 2008. Thereafter, Takeda will bear 70% of the third-party U.S. development expenses, while we will be responsible for 30% of the expenses.

        As of December 31, 2007, we had $184.0 million in unrestricted cash, cash equivalents and short-term and long-term investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, corporate bonds, commercial paper, auction rate securities, or ARS, and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

        As of December 31, 2007, we had $33.4 million invested in auction rate securities, or ARS, issued principally by municipal entities and rated AAA by a major credit rating agency. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days. However, recent events have caused overall liquidity concerns in the ARS markets and have resulted in failed auctions during the first quarter of 2008. In January 2008, all ARS with January auction reset dates had successful auctions at which their interest rates were reset. However, based on failed auctions since then and the expectation of continued failures through the filing date of our Annual Report on Form 10-K, we classified $15.7 million of ARS held as long-term investments as of December 31, 2007. The $15.7 million represents all ARS held as of December 31, 2007 that had not been sold as of February 29, 2008. As of February 29, 2008, we had $33.8 million of our investment portfolio invested in ARS, $18.1 million of which was purchased after December 31, 2007. If the auctions for the securities we own continue to fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, the securities mature, or we sell the securities in the secondary market. Based on our expected cash usage in 2008 and our balance of cash and other investments, we do not anticipate the current illiquidity of these investments will affect our ability to operate our business as usual for at least twelve months.

        Based on successful auctions in January 2008 and the continued creditworthiness of our ARS, we determined that the securities did not experience an other than temporary impairment as of December 31, 2007 in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. We will continue to monitor failures in our ARS and consider the impact of future failures on the ARS we hold. For example, although our ARS continue to pay interest according to their stated terms, if the illiquidity continues, these investments may be subject to a decline in value, which would require us to recognize a charge for impairment. We may also be required to sell these investments at prices significantly below par. If this occurs, we may not be able to liquidate these securities to obtain funds when needed, which could negatively affect our ability to fund our operations.

	Year Ended December 31,
	2007	2006
	(in thousands)
Cash, cash equivalents and short-term investments	$168,337	$224,292
Working capital	$139,114	$228,138
Long-term investments	$15,655	$6,133

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash provided by (used in):
Operating activities	$(45,539)	$68,209	$(24,927)
Investing activities	$5,175	$(42,889)	$(20,340)
Financing activities	$1,038	$107,822	$58,009
Capital expenditures (included in investing activities above)	$(3,525)	$(1,452)	$(127)

        Net cash used in operating activities for the year ended December 31, 2007 primarily reflects the development of Hematide and other product candidates partially offset by a milestone payment and direct cost reimbursements from Takeda. Cash used in the period includes the net loss, which was reduced in part by non-cash expenses including stock-based compensation, depreciation and amortization, as well as an increase in prepaid expenses, other current assets and other assets primarily as a result of payments made at the initiation of our Phase 3 clinical trials for Hematide. Cash provided by operations includes a $10 million milestone payment, $23.7 million for the reimbursement of development and commercial expenses and purchase of API by Takeda and an increase in accounts payable, long-term income tax liability and other long term liabilities due to the timing of payments. Net cash provided by operating activities for the year ended December 31, 2006 primarily reflects the $122 million of upfront license fees received from Takeda, which was partially offset by the net loss for the period. Net cash used in operating activities for the year ended December 31, 2005 primarily reflects research and development of Hematide and other product candidates, which was reduced in part by non-cash expenses including stock-based compensation and depreciation and amortization. Net cash provided by investing activities for the year ended December 31, 2007 primarily reflects net maturities of investments, which was offset by purchases of property and equipment. Net cash used in investing activities for the years ended December 31, 2006 and 2005 was primarily related to net purchases of investments and, to a lesser extent, purchases of property and equipment. Net cash provided by financing activities for the year ended December 31, 2007 was primarily attributable to the proceeds from the exercise of stock options, as the lock-up agreements with the underwriters of our initial public offering that restricted our stockholders' ability to transfer shares of our common stock did not expire until June 2007, and proceeds from the purchase of common stock in April and October 2007 under our Employee Stock Purchase Plan, which was adopted in December 2006. Net cash provided by financing activities for the year ended December 31, 2006 was primarily attributable to the net proceeds of our initial public offering of $96.1 million and the issuance of Series E preferred stock to Takeda. Net cash provided by financing activities for the year ended December 31, 2005 was primarily attributable to the issuance of Series D preferred stock.

        Our future contractual obligations, including financing costs, at December 31, 2007 were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized lease obligations	$141	$133	$8	$—	$—
Operating lease obligations	18,782	2,516	5,229	5,736	5,301
Long-term income tax liability(1)	9,434	—	—	—	—

Total fixed contractual obligations	$28,357	$2,649	$5,237	$5,736	$5,301

(1)
With respect our long-term income tax liability as of December 31, 2007, we were unable to make a reasonably reliable estimate of the period of cash settlement, if any, with the respective taxing authorities.

        In April 2004, we entered into a License, Manufacturing and Supply Agreement with Nektar Therapeutics AL, Corporation, or Nektar, under which we obtained from Nektar a worldwide, non-exclusive license, with limited rights to grant sublicenses, to certain intellectual property covering pegylation technology to manufacture, develop and commercialize Hematide. In consideration of the license grant, we agreed to pay royalties on the sales of Hematide. We also agreed to pay milestone payments totaling up to $7 million, plus possible additional milestones in connection with our partnering activities relating to Hematide or merger and acquisition activities. In July 2006, we paid Nektar a $17.6 million milestone payment triggered by the collaboration agreements signed with Takeda in February and June 2006.

        Under the agreement, we also engaged Nektar for the manufacture and supply of our requirements of bulk poly(ethylene) glycol reagent for the manufacture of Hematide. This relationship is managed by a managing committee formed by representatives from both us and Nektar. Nektar is obligated to engage a third-party manufacturer in the event of Nektar's failure (as defined in the agreement) to supply reagent. This agreement expires, on a country by country basis, upon the expiration of our royalty payment obligations. The agreement may be terminated by either party for the other party's material breach provided that such other party has been given a chance to cure such breach, or by Nektar for our challenge of the validity or enforceability of any patents licensed thereunder.

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

  •
  our ability to maintain and achieve milestones under our collaboration agreements with Takeda;

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

        We believe that the existing cash, cash equivalents and investments together with the interest thereon, will enable us to maintain our currently planned operations through at least mid 2009. However, we expect that we will need to raise additional capital to complete the development and commercialization of Hematide. Our capital requirements are likely to increase. As a result, we may need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective commencing with our fiscal year 2008 annual financial statements and fiscal 2009 for certain non-financial assets and liabilities. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS No. 159, which is effective January 1, 2008. SFAS No. 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, with is consistent with the Board's long-term measurement objectives for accounting for financial instruments. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our financial statements on the adoption date of January 1, 2008.

        In June 2007, the EITF issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF No. 07-3, which is effective for fiscal years beginning after December 15, 2007. EITF No. 07-3 requires us to defer and capitalize nonrefundable advance payments for research and development activities. Such amounts will be recognized as expenses as the goods are delivered or the services are performed. If we do not expect the goods to be delivered or the services to be performed, the capitalized amounts should be expensed. We believe that the adoption of EITF No. 07-3 will not have a significant impact on our financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on our financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements, or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our financial statements.

Off-Balance Sheet Arrangements

        There were no significant off-balance sheet arrangements at December 31, 2007.

Item 7A.    Quantitative and Qualitative Disclosure of Market Risks

Interest Rate Risk

        Our exposure to market risk is confined to our cash, cash equivalents and investments. We do not use derivative financial instruments in our investment portfolio. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. We do not believe that a decrease in interest rates would have a material negative impact on the value of our investment portfolio.

        As of December 31, 2007, we had $33.4 million invested in auction rate securities, or ARS, issued principally by municipal entities and rated AAA by a major credit rating agency. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days. However, recent events have caused overall liquidity concerns in the ARS markets and have resulted in failed auctions during the first quarter of 2008. In January 2008, all ARS with January auction reset dates had successful auctions at which their interest rates were reset. However, based on failed auctions since then and the expectation of continued failures through the filing date of our Annual Report on Form 10-K, we classified $15.7 million of ARS held as long-term investments as of December 31, 2007. The $15.7 million represents all ARS held as of December 31, 2007 that had not been sold as of February 29, 2008. As of February 29, 2008 we had $33.8 million of our investment portfolio invested in ARS, $18.1 million of which was purchased after December 31, 2007. If the auctions for the securities we own continue to fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, the securities mature, or we sell the securities in the secondary market. Based on our expected cash usage in 2008 and our balance of cash and other investments, we do not anticipate the current illiquidity of these investments will affect our ability to operate our business as usual for at least twelve months.

        Based on successful auctions in January 2008 and the continued creditworthiness of our ARS, we determined that the securities have did not experience an other than temporary impairment as of December 31, 2007 in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. We will continue to monitor failures in our ARS and consider the impact of future failures on the ARS we hold. For example, although our ARS continue to pay interest according to their stated terms, if the illiquidity continues, these investments may be subject to a decline in value, which would require us to recognize a charge for impairment. We may also be required to sell these investments at prices significantly below par. If this occurs, we may not be able to liquidate these securities to obtain funds when needed, which could negatively affect our ability to fund our operations.

        The table below presents the weighted-average interest rates and related carrying amounts of our investment portfolio as of December 31, 2007 and 2006:

	2007		2006
	Weighted-average Interest Rate	Carrying Amount	Weighted-average Interest Rate	Carrying Amount
		(in thousands)		(in thousands)
Cash equivalents	4.91%	$106,282	5.30%	$147,354
Short-term investments	5.37%	$60,122	5.22%	$76,751
Long-term investments	6.14%	$15,655	5.15%	$6,133

Foreign Exchange Risk

        We have no investments denominated in foreign currencies, and therefore our investments are not subject to foreign currency exchange risk. At each quarter end, we may have liabilities for costs incurred by overseas suppliers of goods or services and clinical trial programs that are denominated in foreign currencies that are not hedged because of their small size, uncertainty of payment date, and/or short time until settlement. An increase or decrease in exchange rates on these unhedged exposures may affect our operating results.

Item 8.    Financial Statements and Supplementary Data.

        Our financial statements and notes thereto appear on pages 64 to 96 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Affymax, Inc.

        In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Affymax, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company changed the manner in which it accounts for stock-based compensation. In addition, as discussed in Note 2 to the financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertainty in income taxes.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 12, 2008

AFFYMAX, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$108,215	$147,541
Restricted cash	11	1,051
Short-term investments	60,122	76,751
Receivable from Takeda	15,331	10,191
Deferred tax assets	1,810	—
Prepaid expenses and other current assets	9,323	4,576

Total current assets	194,812	240,110
Property and equipment, net	4,470	2,014
Restricted cash	1,135	1,135
Long-term investments	15,655	6,133
Deferred tax assets, net of current	8,272	—
Other assets	1,448	596

Total assets	$225,792	$249,988

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,348	$5,258
Accrued liabilities	5,990	6,421
Income taxes payable	739	—
Deferred revenue	39,488	—
Capitalized lease obligations, current	133	293

Total current liabilities	55,698	11,972
Deferred revenue, net of current	75,911	120,821
Long term income tax liability	9,434	—
Capitalized lease obligations, net of current	8	140
Other long term liabilities	556	156

Total liabilities	141,607	133,089

Commitments and contingencies (Note 5)
Stockholders' equity
Common stock: $0.001 par value, 100,000,000 shares authorized; 15,128,959 and 14,878,304 shares issued and outstanding at December 31, 2007 and 2006, respectively	15	15
Additional paid-in capital	296,035	285,771
Deferred stock-based compensation	(28)	(94)
Accumulated deficit	(211,818)	(168,749)
Accumulated other comprehensive loss	(19)	(44)

Total stockholders' equity	84,185	116,899

Total liabilities and stockholders' equity	$225,792	$249,988

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Collaboration revenue	$44,303	$11,688	$—
License and royalty revenue	33	38	74

Total revenue	44,336	11,726	74

Operating expenses
Research and development	69,398	54,347	24,051
General and administrative	24,075	11,089	10,032

Total operating expenses	93,473	65,436	34,083

Loss from operations	(49,137)	(53,710)	(34,009)
Interest income	11,393	5,549	1,413
Interest expense	(14)	(84)	(29)
Other income (expense), net	46	(43)	49

Net loss before provision for income taxes	(37,712)	(48,288)	(32,576)
Provision for income taxes	5,357	—	—

Net loss	(43,069)	(48,288)	(32,576)
Accretion of mandatorily redeemable convertible preferred stock	—	(815)	(597)

Net loss attributable to common stockholders	$(43,069)	$(49,103)	$(33,173)

Net loss per common share:
Basic and diluted	$(2.88)	$(32.56)	$(101.65)

Weighted-average number of common shares used in computing basic and diluted net loss per common share	14,941	1,508	326

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2004	319,481	$—	$723	$—	$(87,885)	$—	$(87,162)
Issuance of common stock upon exercise of stock options	13,250	—	11	—	—	—	11
Accretion on mandatorily redeemable convertible preferred stock	—	—	(597)	—	—	—	(597)
Deferred stock-based compensation	—	—	4,710	(4,710)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	4,001	—	—	4,001
Reversal of deferred stock-based compensation due to cancellation	—	—	(300)	300	—	—	—
Nonemployee stock-based compensation	—	—	300	—	—	—	300
Issuance of warrants to purchase common stock	—	—	2,353	—	—	—	2,353
Components of other comprehensive loss:
Net loss	—	—	—	—	(32,576)	—	(32,576)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	(21)	(21)

Total comprehensive loss	—	—	—	—	—	—	(32,597)

Balance at December 31, 2005	332,731	—	7,200	(409)	(120,461)	(21)	(113,691)

AFFYMAX, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount
Issuance of common stock upon exercise of stock options	202,401	1	150	—	—	—	151
Conversion of Series A preferred stock	848,293	1	22,999	—	—	—	23,000
Conversion of Series C preferred stock	6,626	—	100	—	—	—	100
Revision of allocated fair value of warrants	—	—	(247)	—	—	—	(247)
Accretion on mandatorily redeemable convertible preferred stock	—	—	(815)	—	—	—	(815)
Deferred stock-based compensation	—	—	(809)	809	—	—	—
Amortization of deferred stock-based compensation	—	—	—	(476)	—	—	(476)
Employee stock-based compensation under SFAS No. 123(R)	—	—	2,152	—	—	—	2,152
Reversal of deferred stock-based compensation due to cancellations	—	—	18	(18)	—	—	—
Nonemployee stock-based compensation	—	—	346	—	—	—	346
Repurchase of common stock	(880)	—	(1)	—	—	—	(1)
Conversion of Series C warrant to common stock warrant	—	—	56	—	—	—	56
Conversion of preferred stock to common stock upon IPO	8,993,572	9	156,719	—	—	—	156,728
Issuance of common stock upon exercise of warrant for cash	107,268	—	1,824	—	—	—	1,824
Issuance of common stock upon cashless exercise of warrants	133,293	—	—	—	—	—	—
Proceeds from common stock issued upon IPO, net of issuance costs	4,255,000	4	96,081	—	—	—	96,085
Elimination of fractional shares resulting from reverse stock split	—	—	(2)	—	—	—	(2)
Components of other comprehensive loss:
Net loss	—	—	—	—	(48,288)	—	(48,288)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	(23)	(23)

Total comprehensive loss	—	—	—	—	—	—	(48,311)

Balance at December 31, 2006	14,878,304	15	285,771	(94)	(168,749)	(44)	116,899

AFFYMAX, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
			Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit
	Shares	Amount
Issuance of common stock upon exercise of stock options	213,454	—	507	—	—	—	507
Issuance of common stock related to the employee stock purchase plan	42,228		905				905
Deferred stock-based compensation	—	—	(445)	445	—	—	—
Amortization of deferred stock-based compensation	—	—	—	(413)	—	—	(413)
Employee stock-based compensation under SFAS No. 123(R)	—	—	7,082	—	—	—	7,082
Reversal of deferred stock-based compensation due to cancellations	—	—	(34)	34	—	—	—
Nonemployee stock-based compensation	—	—	159	—	—	—	159
Repurchase of common stock	(5,027)	—	(15)	—	—	—	(15)
Tax benefits related to employee stock-based compensation	—	—	2,135	—	—	—	2,135
Capitalized IPO costs	—	—	(30)	—	—	—	(30)
Components of other comprehensive loss:
Net loss	—	—	—	—	(43,069)	—	(43,069)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	25	25

Total comprehensive loss	—	—	—	—	—	—	(43,044)

Balance at December 31, 2007	15,128,959	$15	$296,035	$(28)	$(211,818)	$(19)	$84,185

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(43,069)	$(48,288)	$(32,576)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,067	704	729
Amortization of discount/premium on investments	(453)	(181)	(162)
Stock-based compensation expense	6,828	2,022	4,301
Deferred tax benefit	(10,082)	—	—
Tax benefits related to employee stock-based compensation	2,135	—	—
Interest expense related to common stock warrants	—	56	—
Gain on disposal of fixed assets	(28)	(11)	(57)
Realized gain on investments	(45)	46	—
Changes in operating assets and liabilities:
Receivable from Takeda	(5,140)	(10,191)	—
Prepaid expenses and other current assets	(4,747)	(4,368)	(102)
Other assets	(852)	1,153	100
Accounts payable	4,090	2,778	1,675
Accrued liabilities	(394)	3,692	1,333
Income taxes payable	739	—	—
Deferred revenue	(5,422)	120,821	—
Income tax liability	9,434	—	—
Other long term liabilities	400	(24)	(168)

Net cash provided by (used in) operating activities	(45,539)	68,209	(24,927)

Cash flows from investing activities
Purchases of property and equipment	(3,525)	(1,452)	(127)
Purchases of marketable securities	(243,758)	(226,999)	(141,031)
Maturities of marketable securities	251,388	187,721	120,741
Proceeds from sale of property and equipment	30	27	77
Change in restricted cash	1,040	(2,186)	—

Net cash provided by (used in) investing activities	5,175	(42,889)	(20,340)

Cash flows from financing activities
Repurchases of common stock	(15)	(1)	—
Proceeds from issuance of common stock upon exercise of stock options, including early exercise of stock options	470	204	11
Proceeds from issuance of common stock under employee stock purchase plan	905	—	—
Proceeds from issuance of common stock upon exercise of common stock warrant	—	1,824	—
Proceeds from issuance of preferred stock, net of issuance costs	—	9,982	58,144
Proceeds from IPO, net of issuance costs	(30)	96,085	—
Principal payments under capital lease obligations	(292)	(272)	(146)

Net cash provided by financing activities	1,038	107,822	58,009

Net increase (decrease) in cash and cash equivalents	(39,326)	133,142	12,742
Cash and cash equivalents at beginning of the year	147,541	14,399	1,657

Cash and cash equivalents at end of the year	$108,215	$147,541	$14,399

Supplemental disclosures of cash flow information
Income taxes paid	$3,131	$1	$1
Interest paid	14	27	26
Noncash investing and financing activities
Accretion on mandatorily redeemable convertible preferred stock	—	815	597
Change in unrealized loss on marketable securities	25	(23)	(21)
Deferred stock-based compensation, net of cancellations	(479)	(791)	4,410
Issuance of warrants to purchase common stock/(Revision of allocated fair value of warrants)	—	(247)	2,353
Additions to property and equipment under capital lease obligations	—	172	679
Conversion of Series A preferred stock	—	23,000	—
Conversion of Series C preferred stock	—	100	—
Conversion of preferred stock upon IPO	—	156,728	—

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company

        Affymax, Inc. (the "Company"), a Delaware corporation, was incorporated on July 20, 2001. The Company is a biopharmaceutical company developing novel peptide-based drug candidates to improve the treatment of serious and often life-threatening conditions. The Company's lead product candidate, Hematide, is designed to treat anemia associated with chronic renal failure and cancer. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. The Company is conducting Phase 3 clinical trials in patients suffering from chronic renal failure, on dialysis and pre-dialysis.

        In December 2006, the Company completed its initial public offering of 4,255,000 shares of its common stock at a public offering price of $25.00 per share, including the underwriters' exercise of their option to purchase an additional 555,000 shares to cover over-allotments. The aggregate net cash proceeds from the offering, including the shares issued upon exercise of the over-allotment option, were approximately $96.1 million, after deducting the underwriting discount and commissions and other offering expenses.

        During the year ended December 31, 2007, the Company commenced its principal business operations and has exited the development stage. Prior to that from its inception, the Company was a development stage company in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

2. Summary of Significant Accounting Policies

Reverse Stock Split

        In October 2006, the Company's board of directors approved a one-for-four reverse stock split of the Company's common stock and redeemable convertible preferred stock, which was approved by the Company's stockholders in November 2006. The split became effective in November 2006 upon the filing of an amendment to the restated certificate of incorporation. All share and per share amounts included in the Company's financial statements have been adjusted to reflect this stock split for all periods presented.

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

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Restricted Cash

        Restricted cash represents cash for certificates of deposit for credit guarantees, a letter of credit for customs bond and an irrevocable letter of credit related to the lease of office space.

Concentration of Risk and Uncertainties

        Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The Company deposits excess cash in accounts with three major financial institutions in the United States. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company's guidelines for investment of its excess cash are designed to maintain safety and liquidity through its policies on diversification and investment maturity.

        The Company has experienced significant operating losses since inception. At December 31, 2007, the Company had an accumulated deficit of approximately $211.8 million. The Company has generated no revenue from product sales to date. The Company has funded its operations to date principally from the sale of securities and collaboration agreements. The Company expects to incur substantial additional operating losses for the next several years and may need to obtain additional financing in order to complete the clinical development of Hematide and other product candidates, launch and commercialize and product candidates for which it receives regulatory approval, continue research and development programs and license or acquire additional product candidates. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

        The Company is currently developing its first product offering and has no products that have received regulatory approval. Any products developed by the Company will require approval from the U.S. Food and Drug Administration ("FDA") or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company's products will receive the necessary approvals. If the Company is denied such approvals or such approvals are delayed, it could have a material adverse effect on the Company. To achieve profitable operations, the Company must successfully develop, test, manufacture and market products. There can be no assurance that any such products can be developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed. These factors could have a material adverse effect on the Company's future financial results.

Fair Value of Financial Instruments

        For financial instruments consisting of cash and cash equivalents, receivable from Takeda, accounts payable and accrued liabilities included in the Company's financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for short-term and long-term investments, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of lease obligations approximates fair value.

Investments

        Investments are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are carried at their market value at the balance

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

sheet date. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders' equity until realized.

        As of December 31, 2007, the Company had $33.4 million invested in auction rate securities ("ARS") issued principally by municipal entities and rated AAA by a major credit rating agency. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days. The underlying securities have stated or contractual maturities that are generally greater than one year. The ARS are recorded at their par value, which has been considered fair value. Typically, the carrying value of ARS approximate fair value due to the frequent resetting of the interest rates. However, recent events have caused overall liquidity concerns in the ARS markets and have resulted in failed auctions during the first quarter of 2008. In January 2008, all ARS with January auction reset dates had successful auctions at which their interest rates were reset. However, based on failed auctions since then and the expectation of continued failures through the filing date of the Company's Annual Report on Form 10-K, the Company classified $15.7 million of ARS held as long-term investments as of December 31, 2007. The $15.7 million represents all ARS held as of December 31, 2007 that had not been sold as of February 29, 2008. As of February 29, 2008 the Company had $33.8 million of its investment portfolio invested in ARS, $18.1 million of which was purchased after December 31, 2007. If the auctions for the securities the Company owns continue to fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, the securities mature, or the Company sells the securities in the secondary market.

        Based on successful auctions in January 2008 and the continued creditworthiness of our ARS, the Company determined that the securities did not experience an other than temporary impairment as of December 31, 2007 in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The Company will continue to monitor failures in its ARS and consider the impact of future failures on the ARS it holds and whether an other than temporary impairment exists.

Mandatorily Redeemable Convertible Preferred Stock

        The carrying value of the previously outstanding Series A, Series B, Series C and Series D Mandatorily Redeemable Convertible Preferred Stock was increased by periodic accretion, using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. The Company recorded accretion on the mandatorily redeemable convertible preferred stock through the date of the automatic conversion of all of its outstanding preferred stock into common stock upon the closing of its initial public offering in December 2006.

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

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the related lease. Maintenance and repairs are charged to operations as incurred.

Revenue Recognition

        The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements ("SAB 104"). When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). Application of this standard requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

        The Company has entered into two separate collaboration agreements (the "Arrangement") with Takeda Pharmaceutical Company Limited, or Takeda, which have been combined for accounting purposes due to their proximity of negotiation. The Company evaluated the multiple elements under the combined single arrangement in accordance with the provisions of EITF 00-21. As the Company was unable to determine the stand-alone value of the delivered elements and obtain verifiable objective evidence to determine the fair value of the undelivered elements, the Company concluded that there was a single unit of accounting.

        The Company was unable to determine the period of its performance obligations under the Arrangement as the Company's required participation on the joint steering committee extends for as long as products subject to the collaboration with Takeda are being sold by either of the parties. Accordingly, the contractual term of the Company's joint steering committee obligations was considered indefinite. As a result, revenue for the single unit of accounting was recorded on a proportional performance basis as long as the overall Arrangement was determined to be profitable during the years ended December 31, 2007 and 2006.

        The Company accounted for the Arrangement using a zero profit proportional performance model (i.e., revenue was recognized equal to direct costs incurred, but not in excess of cash received or receivable assuming that the overall Arrangement was expected to be profitable). The Company used an input based measure, specifically direct costs, to determine proportional performance because the Company believed that the inputs were representative of the value being conveyed to Takeda through the research and development activities and delivery of the active pharmaceutical ingredients ("API"). The Company believed that using direct costs as the unit of measure of proportional performance also most closely reflected the level of effort related to the Company's performance under the Arrangement. Direct costs were those costs that directly resulted in the culmination of an earnings process for which Takeda received a direct benefit. The nature of these costs were third party and internal costs associated with conducting clinical trial activities for dialysis and pre-dialysis indications, costs associated with the manufacturing of API and API stability testing, allocated payroll related costs for representatives participating on the joint steering committee and sales and marketing costs during the co-commercialization period. Direct costs specifically excluded costs of a general and administrative nature, upfront payments to manufacturers unrelated to specific product manufactured such as reservation of capacity, cost for API not yet delivered to Takeda, travel and expense related costs, sales and marketing costs during the development period, any research and development costs not associated

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

with Hematide, interest, depreciation and amortization expense. Revenue will be recognized equal to direct costs incurred, but not in excess of cash received or receivable.

        Amounts resulting from payments received in advance of revenue recognized are recorded as deferred revenue until the earlier of (i) when the Company can meet the criteria for separate recognition of each element under the guidance of EITF 00-21 or (ii) after the Company has fulfilled all of its contractual obligations under the Arrangement.

        The Company is required to assess the profitability of the overall Arrangement on a periodic basis throughout the life of the Arrangement when events or circumstances indicate a potential change in facts. Profitability is defined as a net cash inflow resulting from the Arrangement over its life. Such assessment is based on estimates to determine the most likely outcome based on available facts and circumstances at each assessment date. The estimates include the consideration of factors such as the progress and timing of clinical trials, competitive ESAs (erythropoiesis stimulating agents) in the market, drug related serious adverse events and other safety issues in the clinical trials, pricing reimbursement in relevant markets and historical costs incurred compared to original estimates. When the periodic assessment or other events or circumstances indicate a loss will result from performance under the Arrangement, costs will continue to be recognized as they are incurred. However, revenue will be deferred until either: (i) the Arrangement becomes profitable, at which point revenue will continue to be recognized, or (ii) the end of the Arrangement.

        Effective January 1, 2008, the Company entered into an amendment to the Arrangement with Takeda. The amendment modifies the ongoing commitments with respect to the Company's participation on the joint steering committee such that the contractual term of that obligation is no longer indefinite. As a result, the Company determined that it can separate the performance obligations which occur over the development period from the performance obligations that will occur during the commercialization period. As a result of the change in performance period from indefinite to approximately 4.5 years, beginning on January 1, 2008, the Company will recognize revenue during the development period using the Contingency-Adjusted Performance Model. The cumulative effect adjustment of $1.4 million for the change of estimate, which results from now being able to estimate the period of performance, will be recognized as additional revenue during the three months ending March 31, 2008. Upon commercialization, the Company will recognize revenue from the manufacture and supply of the API upon delivery, if all other SAB 104 criteria for revenue recognition are met. Royalty payments, profit share payments and sales milestone payments will be recognized as revenue when earned, if all other SAB 104 criteria for revenue recognition are met.

Comprehensive Loss

        Comprehensive loss generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company's unrealized gains (losses) on available-for-sale securities represent the components of other comprehensive loss that are excluded from the net loss.

Segment Information

        The Company operates in one business segment, which encompasses all the geographical regions. Management uses one measurement of profitability and does not segregate its business for internal reporting.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Income Taxes

        The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The cumulative effect of adopting FIN No. 48 resulted in no adjustment to retained earnings as of January 1, 2007.

Net Loss per Common Share

        Basic and diluted net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the year. Stock options, common stock subject to repurchase, warrants, mandatorily redeemable convertible preferred stock and common stock issuable pursuant to the Employee Stock Purchase Plan were not included in the diluted net loss per common share calculation for all years presented because the inclusion of such shares would have had an antidilutive effect.

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders	$(43,069)	$(49,103)	$(33,173)

Denominator:
Weighted-average common shares outstanding	14,957	1,529	327
Less: Weighted-average unvested common shares subject to repurchase	(16)	(21)	(1)

Weighted-average number of common shares used in computing basic and diluted net loss per common share	14,941	1,508	326

Basic and diluted net loss per common share	$(2.88)	$(32.56)	$(101.65)

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following were excluded from the computation of diluted net loss per common share for the years presented because including them would have an antidilutive effect (in thousands):

	Year Ended December 31,
	2007	2006	2005
Mandatorily redeemable convertible preferred stock (as if converted)	—	—	9,280
Options to purchase common stock	2,130	1,333	700
Common stock subject to repurchase	8	31	2
Common stock issuable pursuant to the Employee Stock Purchase Plan	10	2	—
Warrants to purchase common stock	2	2	438
Warrants to purchase mandatorily redeemable convertible preferred stock	—	—	2

Stock-Based Compensation

        Prior to January 1, 2006 the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations, including the FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the exercise price of the stock option.

        Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to the Company's employees and directors after January 1, 2006. The Company's financial statements as of and for the year ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

        The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"). The equity instruments, consisting of stock options, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.

Reclassifications

        Certain amounts in prior years' financial statements have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported net loss, total assets or stockholders' equity.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value under generally accepted

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective commencing with the Company's fiscal year 2008 annual financial statements and fiscal 2009 for certain non-financial assets and liabilities. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159"), which is effective January 1, 2008. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, with is consistent with the Board's long-term measurement objectives for accounting for financial instruments. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements on the adoption date of January 1, 2008.

        In June 2007, the EITF issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF No. 07-3"), which is effective for fiscal years beginning after December 15, 2007. EITF No. 07-3 requires the Company to defer and capitalize nonrefundable advance payments for research and development activities. Such amounts will be recognized as expenses as the goods are delivered or the services are performed. If the Company does not expect the goods to be delivered or the services to be performed, the capitalized amounts should be expensed. The Company believes that the adoption of EITF No. 07-3 will not have a significant impact on its financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 will have on its financial statements.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Balance Sheet Components

Property and Equipment, Net

        Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Leasehold improvements	$1,269	$486
Equipment	7,122	5,757
Software	671	489

	9,062	6,732
Less: Accumulated depreciation and amortization	(4,592)	(4,718)

	$4,470	$2,014

        Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $1.1 million, $704,000 and $729,000, respectively.

        The Company leases certain assets under capital leases having terms up to 3 years. Assets held by the Company at December 31, 2007 and 2006 under such lease arrangements are included in property and equipment on the balance sheets as follows (in thousands):

	December 31,
	2007	2006
Equipment	$966	$966
Less: Accumulated depreciation and amortization	(832)	(549)

	$134	$417

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Clinical trial expenses	$2,473	$3,855
Payroll and related expenses	3,004	1,923
Legal expenses	355	299
Deferred rent	—	177
Other	158	167

	$5,990	$6,421

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Investments

        The following is a summary of the Company's available-for-sale marketable securities (in thousands):

	As of December 31, 2007
	Cost	Unrealized Gain (Loss)	Fair Value
Short-term investments:
Corporate securities	$31,241	$(19)	$31,222
Foreign securities	1,497	(3)	1,494
Certificates of deposit	9,703	3	9,706
Auction rate securities	17,700	—	17,700

Total short-term investments	$60,141	$(19)	$60,122

Long-term investments:
Auction rate securities	$15,655	$—	$15,655

	As of December 31, 2006
	Cost	Unrealized Gain (Loss)	Fair Value
Short-term investments:
Corporate securities	$12,342	$(7)	$12,335
Foreign securities	3,196	(1)	3,195
Certificates of deposit	5,507	2	5,509
Government securities	13,000	(28)	12,972
Auction rate securities	42,740	—	42,740

Total short-term investments	$76,785	$(34)	$76,751

Long-term investments:
Government securities	$6,143	$(10)	$6,133

        At December 31, 2007, the investments bear interest at rates between 4.4% and 6.9% per annum. The investments, other than ARS, mature between January 2008 and December 2008. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days. The underlying securities have stated or contractual maturities between July 2022 and June 2046.

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

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. Commitments and Contingencies (Continued)

        In September 2006, the Company entered into an operating lease for additional office space in Palo Alto, California. The lease commenced in November 2006 and terminates in December 2010. The total square footage covered by the new lease is 30,630 square feet, of which the Company leased 15,315 square feet started in November 2006 and the remaining 15,315 square feet started in September 2007.

        In December 2006, the Company entered into an extension of the operating lease for office space in Palo Alto, California. The lease extension commences in October 2007 and terminates in September 2014. The total square footage covered by the lease extension is 84,460 square feet, of which the Company leases 53,830 square feet started in October 2007 and the remaining 30,630 square feet starting in January 2011.

        Rent expense for the years ended December 31, 2007, 2006 and 2005 was $2.4 million, $3.1 million and $3.0 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period.

        Future minimum payments under noncancelable lease obligations as of December 31, 2007 are as follows (in thousands):

	Capital Leases	Operating Leases
2008	$134	$2,516
2009	9	2,583
2010	—	2,646
2011	—	2,826
2012	—	2,910
Thereafter	—	5,301

Total minimum lease payments	143	$18,782

Less: Interest	(2)

Present value of minimum lease payments	141
Less: Amount due within one year	(133)

Amount due after one year	$8

Legal Proceedings

        The Company has initiated binding arbitration and related litigation with Johnson & Johnson, Ortho-McNeil Pharmaceutical, Inc., Ortho Pharmaceutical Corporation, The R.W. Johnson Pharmaceutical Research Institute and Johnson & Johnson Pharmaceutical Research and Development, L.L.C., or, collectively, J&J, over ownership of intellectual property related to erythropoietin receptor, or EPO-R, agonists (compounds capable of binding to and activating the EPO-R). This intellectual property is the subject of a number of U.S. and international patents and patent applications assigned to the Company and J&J, including a U.S. patent currently assigned to J&J, several U.S. patents currently assigned to the Company and a European patent application currently assigned to J&J. In this section, the Company refers to the patents and patent applications subject to the arbitration collectively as the "intellectual property in dispute". The Company believes that it is the sole owner or co-owner of

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. Commitments and Contingencies (Continued)

the intellectual property in dispute, including a European patent application currently naming J&J as sole owner that may issue in the near future and relates to specified ESA peptide compounds. J&J, on the other hand, alleges that they are the sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which the Company is currently named as sole owner that relate to specified peptide compounds.

        In June 2004, the Company filed a civil complaint in the Munich Regional Court in the Federal Republic of Germany against J&J alleging that it is an owner or co-owner of J&J's European patent application relating to agonist peptide dimers. In October 2005, J&J filed its response to the Company's complaint, denying its claims of inventorship and ownership. In April 2006, the Company requested the court to dismiss the complaint so that the issues it raised could be resolved pursuant to the arbitration proceeding described below. The court has done so.

        In September 2004, the Company filed a civil complaint in the U.S. District Court for the Northern District of Illinois, or the Illinois case, against J&J alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, and for unjust enrichment and constructive trust. The complaint alleges that the Affymax N.V. scientists are sole or co-inventors of the intellectual property in dispute, including the above-referenced J&J patents and patent applications, and that the Company is the sole or co-owner of them. The complaint also alleges that J&J breached the three-year Research and Development Agreement between Affymax N.V. and a division of Ortho Pharmaceutical Corporation, a subsidiary of J&J, or the R&D Agreement, by, among other things, engaging in a course of conduct designed to obtain patents for itself and to deny the Company patents on the Affymax scientists' inventions. The complaint further alleges that the Company has suffered damages as a result of J&J's breaches and that J&J has been unjustly enriched through its misconduct and should be subject to the imposition of a constructive trust.

        J&J denied all material claims in the Company's complaint and, among other things, counterclaimed that its employees are the true inventors of the intellectual property in dispute and that it is therefore entitled to sole or co-ownership of the above-referenced patents and patent applications assigned solely or jointly to the Company. J&J also brought related claims for breach of contract, breach of fiduciary duty, unjust enrichment and constructive trust. J&J alleges, among other things, that Affymax N.V., Affymax Technologies, N.V. and Affymax Research Institute, or the Affymax Entities, filed in their own name certain patent applications allegedly claiming inventions of J&J employees without notifying or consulting with J&J, that during patent prosecution the Affymax Entities improperly removed the names of J&J employees from certain patent applications on which those employees had been identified as inventors, and that these and other alleged breaches entitle J&J to damages and waive all rights the Company may have had to the intellectual property in dispute.

        J&J requested that the Illinois case be dismissed and the matter decided under the R&D Agreement's arbitration provisions. In February 2006, the Illinois court entered an order that the appropriate forum for the Company and J&J to resolve the inventorship, ownership, breach of contract and related claims was binding arbitration under the American Arbitration Association, or AAA, rules in Illinois. The Illinois court held that the claims pending in the German court were also subject to arbitration and required the Company to dismiss the German complaint, which the Company has done. The Illinois court further stated that it will retain jurisdiction over the subject matter during the arbitration in Illinois.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. Commitments and Contingencies (Continued)

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

        In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel. In July 2007, the Company filed an opposition to J&J's motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J can obtain limited discovery on Hematide, but that J&J cannot obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning. The arbitration hearing is scheduled to occur during the second half of 2008. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

        From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on the financial position, results of operations or cash flows.

6. Preferred Stock

        The Company's Certificate of Incorporation, as amended in February 2006, designates and authorizes 34,609,592 shares of Series A, Series B, Series C and Series D Mandatorily Redeemable Convertible Preferred Stock and 530,082 shares of Series E Redeemable Convertible Preferred Stock of which no shares are issued and outstanding as of December 31, 2007 and 2006. Series A, Series B, Series C and Series D Mandatorily Redeemable Convertible Preferred Stock and Series E Redeemable Convertible Preferred Stock hereinafter are collectively referred to as preferred stock.

        In April 2006, the holders of Series A Mandatorily Redeemable Convertible Preferred Stock voluntarily elected to convert their shares of preferred stock into 848,293 shares of the Company's common stock.

        In April 2006, 6,626 shares of Series C Mandatorily Redeemable Convertible Preferred Stock held by an individual automatically converted into 6,626 shares of the Company's common stock pursuant to the Company's Certificate of Incorporation which provided that such shares would automatically convert into an equal number of shares of the Company's common stock if holders do not participate in subsequent equity financings within nine months of such financing.

        In connection with the closing of the Company's initial public offering in December 2006, all of the Company's shares of preferred stock outstanding at the time of the offering were automatically converted into 8,993,572 shares of the Company's common stock.

        The Company's Certificate of Incorporation, as amended and restated in December 2006, designates and authorizes 10,000,000 shares of $0.001 par value preferred stock, of which no shares are issued and outstanding as of December 31, 2007 and 2006. The rights, preferences and privileges of any

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Preferred Stock (Continued)

preferred stock to be issued pursuant to the Company's current Certificate of Incorporation, as amended and restated, have yet to be established.

        No dividends on preferred stock have been declared since inception through December 31, 2007.

7. Common Stock

        The Company's Certificate of Incorporation, as amended and restated in December 2006 in connection with the closing of the Company's initial public offering, authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock.

8. Stock-Based Compensation

Equity Incentive Plans

2001 Stock Option/Stock Issuance Plan

        In September 2001, the Company adopted the 2001 Stock Option/Stock Issuance Plan (the "2001 Plan"). The 2001 Plan provides for both the granting of stock options and issuing shares of stock to employees and consultants of the Company. Stock options granted under the 2001 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees. Nonqualified stock options ("NSO") may be granted to Company employees, directors and consultants. Stock issued under the 2001 Plan may be issued to employees, directors and consultants. Stock options under the 2001 Plan may be granted for periods of up to ten years and at prices no less than the fair market value for ISOs and 85% of the fair market value for NSOs, as determined by the Board of Directors. The exercise price of an ISO or NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. To date, stock options granted generally become exercisable over four years. The Company issues new shares of common stock upon exercise of stock options.

        The 2001 Plan allows for the early exercise of options prior to vesting. A portion of the shares sold are subject to a right of repurchase at the original issuance price by the Company, which lapses over the vesting period of the original stock option. At December 31, 2007 and 2006, a total of 8,233 and 31,427, respectively, shares were subject to repurchase by the Company.

        Subsequent to the initial public offering of the Company's common stock in December 2006, no further options were granted under the 2001 Plan. At the date of the initial public offering, the 7,948 shares remaining and available for future grant were cancelled.

2006 Equity Incentive Plan

        Upon the effectiveness of the Company's initial public offering in December 2006, the Company adopted the 2006 Equity Incentive Plan (the "2006 Plan"). Shares of common stock issuable pursuant to all then outstanding stock awards granted under the 2001 Plan remained subject to the terms of the 2001 Plan and no additional stock awards were granted pursuant to the terms of the 2001 Plan upon the effective date of the 2006 Plan.

        The 2006 Plan provides for both the granting of stock awards, including stock options and restricted stock units, to employees, directors and consultants of the Company. Stock options granted under the 2006 Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Stock-Based Compensation (Continued)

NSOs may be granted to Company employees, directors and consultants. Stock issued under the 2006 Plan may be issued to employees, directors and consultants. Stock options under the 2006 Plan may be granted for periods of up to ten years and at prices no less than the fair market value of the Company's common stock on the date of grant. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the fair market value of the Company's common stock on the date of grant. To date, stock options granted generally become exercisable over four years and do not allow for the early exercise of options prior to vesting. The terms of the restricted stock units granted by the Company to date provide for vesting and delivery of shares of common stock over three years. As of December 31, 2007 and 2006, the Company has reserved 1,919,523 and 1,250,000, respectively, shares of common stock for issuance under the 2006 Plan. The Company issues new shares of common stock upon exercise of stock options. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each year, from January 1, 2007 through January 1, 2016, by the lesser of (a) 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (b) 1,400,000 shares. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2006 Plan is equal to the total share reserve, as increased from time to time pursuant to annual increases and shares subject to options granted pursuant to the 2001 Plan that have expired without being exercised in full.

2006 Employee Stock Purchase Plan

        Upon the effectiveness of the Company's initial public offering in December 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the "Purchase Plan"). The Company has reserved a total of 100,000 shares of common stock for issuance under the Purchase Plan. The share reserve automatically increases on January 1 of each year, from January 1, 2007 through January 1, 2016, by an amount equal to the lesser of (i) 0.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (ii) 175,000 shares. The Company issues new shares of common stock in connection with purchases of common stock under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. For the year ended December 31, 2007 and 2006, 42,228 and 0, respectively, shares of common stock were purchased under the Purchase Plan.

Stock-Based Compensation Before Adoption of SFAS No. 123(R)

        Prior to January 1, 2006 the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations, including the "FASB" Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the exercise price of the stock option.

        Had compensation cost for the Company's employee stock-based compensation arrangements been determined based upon the fair value of each stock option on the date of grant consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss attributable to

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Stock-Based Compensation (Continued)

common stockholders and pro forma net loss per common share under SFAS No. 123 would have been as follows (in thousands, except per share data):

Year Ended December 31, 2005
Net loss attributable to common stockholders, as reported	$(33,173)
Add: Employee stock-based compensation based on intrinsic value method included in reported net loss	4,001
Deduct: Employee stock-based compensation determined under fair value based method	(115)

Pro forma net loss attributable to common stockholders	$(29,287)

Net loss per common share, basic and diluted:
As reported	$(101.65)

Pro forma	$(89.74)

        The Company estimated the fair value of the stock options using the minimum value method in accordance with the provisions of SFAS No. 123. The fair value of the stock options was estimated at the grant date with the following assumptions:

Year Ended December 31, 2005
Expected term (in years)	6
Dividend yield	0.00%
Risk-free interest rate	3.92% - 4.34%

        The weighted-average grant date fair value per share of employee stock options granted during the year ended December 31, 2005 was $7.33.

        Pro forma disclosures for the years ended December 31, 2007 and 2006 are not presented because stock-based employee compensation was accounted for under SFAS No. 123(R)'s fair-value method during this period.

Stock-Based Compensation After Adoption of SFAS No. 123(R)

        Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to the Company's employees and directors after January 1, 2006. The Company's financial statements as of and for the years ended December 31, 2006 and 2007 reflect the impact of SFAS No. 123(R). In accordance with the prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

        During the year ended December 31, 2006, the Company granted 842,065 stock options to employees and directors with a weighted-average grant date fair value of $15.48. During the year ended December 31, 2007, the Company granted 1,034,075 and 30,650, respectively, stock options and

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Stock-Based Compensation (Continued)

restricted stock units to employees and directors with a weighted-average grant date fair value of $20.06 and $21.74 per share, respectively. As of December 31, 2007, there was unrecognized compensation cost of $21.8 million related to these stock options and restricted stock units. The unrecognized compensation cost as of December 31, 2007 is expected to be recognized over a weighted-average amortization period of 2.74 years.

        The Company estimated the fair value of employee and director stock options using the Black-Scholes valuation model. The fair value of employee and director stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee and director stock options were estimated using the following weighted-average assumptions for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Expected volatility	81%	87%
Risk-free interest rate	4.24%	4.61%
Dividend yield	0.00%	0.00%
Expected term (in years)	5.77	5.77

        The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected terms for industry peers as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company's stock options for the years ended December 31, 2007 and 2006 was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company's industry peers as the Company did not have any significant trading history for the Company's common stock. Industry peers consist of several public companies in the biopharmaceutical industry similar in size, stage of life cycle and financial leverage. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company's common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company's stock options. The expected dividend assumption is based on the Company's history and expectation of dividend payouts.

        The Company measured the fair value of restricted stock units using the closing price of the Company's stock on the grant date. The fair value of restricted stock units is being amortized on a straight-line basis over the requisite service period of the awards.

        The Company estimated the fair value of employee stock purchase rights granted under the Purchase Plan using the Black-Scholes valuation model. The weighted-average fair value of each stock purchase right for the years ended December 31, 2007 and 2006 was $11.82 and $9.43 per share, respectively. The fair value of employee stock purchase rights is being amortized on a straight-line basis over the requisite service period of the purchase rights. The fair value of employee stock purchase

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Stock-Based Compensation (Continued)

rights were estimated using the following assumptions for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Expected volatility	61% - 70%	62% - 65%
Risk-free interest rate	3.73% - 4.83%	4.67% - 4.92%
Dividend yield	0.00%	0.00%
Expected term (in months)	6 - 24	4.5 - 22.5

        The Company recognized stock-based compensation expense related to employee stock options, restricted stock units and stock purchase rights of $7.1 million and $2.2 million, respectively, for the years ended December 31, 2007 and 2006 under SFAS No. 123(R).

        The Company recognized tax benefits related to employee stock-based compensation of $2.1 million and $0, respectively, for the years ended December 31, 2007 and 2006.

        In addition, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred.

Stock Option and Restricted Stock Unit Activity

        The following table summarizes information about stock option activity for the year ended December 31, 2007:

Stock Options Outstanding	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at December 31, 2006	1,212,500	1,332,575	$6.67
Additional shares authorized	669,523	—	—
Options granted	(1,046,575)	1,046,575	28.20
Restricted stock units granted	(30,650)	—	—
Options exercised	—	(213,454)	2.20
Options forfeited	65,216	(65,216)	21.81
Options cancelled	1,364	(1,364)	27.12
Shares repurchased	5,027	—	—

Balances at December 31, 2007	876,405	2,099,116	$17.37	8.54	$16,547,000

Options exercisable and unvested expected to vest at December 31, 2007		524,117	$13.41	8.33	$5,667,000
Options exercisable at December 31, 2007		1,157,332	$9.19	7.74	$16,364,000

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Stock-Based Compensation (Continued)

        The stock options outstanding and exercisable by exercise price at December 31, 2007 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$ 0.80 - 4.36	797,534	7.29	$2.95	797,534	$2.95
18.84 - 21.74	545,718	9.35	20.41	250,168	18.84
23.74 - 25.91	293,848	9.61	25.19	15,638	25.19
30.27 - 36.43	462,016	9.07	33.73	93,992	33.87

	2,099,116			1,157,332

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company's common stock for stock options that were in-the-money at December 31, 2007. The total intrinsic value of stock options exercised was $5.3 million and $4.1 million during the year ended December 31, 2007 and 2006, respectively, and was determined at the date of each stock option exercise.

        The following table summarizes information about restricted stock unit activity for the year ended December 31, 2007:

Restricted Stock Units Outstanding	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested shares at December 31, 2006	—	$—
Restricted stock units granted	30,650	21.74

Nonvested shares at December 31, 2007	30,650	$21.74	3.04	$19,000

        The aggregate intrinsic value is calculated as the difference between the grant date fair value of the restricted stock units and the fair value of the Company's common stock for restricted stock units that were in-the-money at December 31, 2007.

Deferred Stock-Based Compensation

        In September 2003, the Company approved the repricing of existing employee stock options from $4.00 to $0.80 per share, which was deemed to be the fair market value. As a result of the repricing, stock options are subject to variable accounting. At December 31, 2007, the fair value of the common stock was $22.36 per share and approximately 36,000 repriced stock options remained outstanding. During the years ended December 31, 2007, 2006 and 2005, the Company has recorded deferred stock-based compensation/(benefit) related to these stock options of $(445,000), $1.3 million and $4.2 million, respectively, and recorded stock-based compensation expense/(benefit) of $(445,000), $1.9 million and

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Stock-Based Compensation (Continued)

$4.0 million, respectively. During the year ended December 31, 2006, the Company reversed deferred stock-based compensation related to year ended December 31, 2005 of $2.1 million and reversed amortization of deferred stock-based compensation of $2.4 million (see Note 13).

        During the year ended December 31, 2005 the Company issued stock options to certain employees under the Plan with exercise prices below the fair value of the Company' common stock at the date of grant. The Company estimated the fair value of its common stock based upon several factors, including progress and milestones attained in its business. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the fair value of the Company's stock at the date of grant. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the options vest, generally four years. During the year ended December 31, 2005, the Company has recorded deferred stock-based compensation related to these stock options of $195,000, net of cancellations, and recorded amortization of such deferred stock-based compensation of $32,000, $43,000 and $28,000, respectively, during the years ended December 31, 2007, 2006, 2005.

Warrants

        In connection with an equipment lease agreement, the Company issued a warrant in January 2005 to purchase 1,987 shares of Series C Mandatorily Redeemable Convertible Preferred Stock at a price of $15.09 per share to the lessor. The warrant expires in January 2012. In December 2006, the warrant to purchase Series C Mandatorily Redeemable Convertible Preferred Stock was automatically converted into a warrant to purchase 1,987 shares of common stock in connection with the completion of the Company's initial public offering. The fair value of the warrant of $56,000 was recorded as interest expense. The warrant remains outstanding at December 31, 2007.

        In connection with the sale of Series D Mandatorily Redeemable Convertible Preferred Stock, the Company issued warrants in July 2005 to purchase 383,097 shares of common stock at a price of $17.00 per share to certain investors. The warrants expire upon the earlier of July 2010, on the effective date of the Company's initial public offering, a sale of all or substantially all of the assets or a change of control. The Company also issued a warrant in July 2005 to purchase 55,079 shares of common stock at a price of $4.56 per share to an investment bank in connection with the sale of Series D Mandatorily Redeemable Convertible Preferred Stock. The warrant expires upon the earlier of 2012, on the effective date of the Company's initial public offering, a sale of all or substantially all of the assets or a change of control.

        The Company issued 240,561 shares of its common stock in December 2006 upon the net and cash exercise of outstanding warrants that would have terminated if not exercised prior to the closing of the Company's initial public offering. As of December 31, 2007, a warrant to purchase 1,987 shares of common stock remains outstanding.

Nonemployee Stock-Based Compensation

        Stock-based compensation expense related to stock options granted and common stock issued to nonemployees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. The fair value of stock options granted to nonemployees is calculated at each grant date and remeasured at each reporting date. The stock-based compensation expense related to a grant will

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Stock-Based Compensation (Continued)

fluctuate as the fair value of the Company's common stock fluctuates over the period from the grant date to the vesting date. The Company has recorded nonemployee stock-based compensation expense of $159,000, $346,000, and $300,000 for the years ended December 31, 2007, 2006 and 2005.

9. Related Party Transactions

        The Company had two notes receivable from employees in the amount of $100,000 each. Each note was collateralized by the deed to the respective home. Interest accrued at the rate of 5.5% and 8.0% per annum for the two notes. Accrued interest was forgiven on each note's anniversary date, if the employee remained in good standing with the Company. The two notes were due in June 2007 unless forgiven on the date, if ever, the Company became subject to the reporting requirements of the Securities Exchange Commission in connection with the Company's initial public offering of its common stock. Accordingly, the two notes were forgiven upon the effectiveness of the initial public offering of the Company's common stock in December 2006.

10. Development and Commercialization Agreements with Takeda

        The Company has entered into two separate collaboration agreements with Takeda, which have been combined for accounting purposes due to their proximity of negotiation. Consideration from these collaboration agreements includes nonrefundable upfront license fees, reimbursement for sales of active pharmaceutical ingredients, clinical and regulatory milestone payments, reimbursement of third party U.S. clinical development expenses, product profit share revenues (as co-promotion revenues) and royalties.

        In February 2006, the Company issued an exclusive license to Takeda for development and commercialization of Hematide in Japan. Pursuant to this agreement, Takeda paid the Company approximately $27 million, consisting of $17 million in upfront licensing fees and approximately $10 million for the purchase of 530,082 shares of the Company's Series E Redeemable Convertible Preferred Stock at a price of $18.86 per share. In addition, the Company is eligible to receive clinical and regulatory milestone payments of up to an aggregate of $75 million upon Takeda's successful achievement of clinical development and regulatory milestones in Japan. Takeda is responsible for all development and commercialization costs in Japan and will purchase the API for Hematide from the Company. Assuming Hematide is approved and launched in Japan, the Company will receive a royalty from Takeda on Hematide sales in Japan.

        In June 2006, the parties expanded their collaboration to develop and commercialize Hematide worldwide, which includes the co-development and co-commercialization of Hematide in the U.S. Takeda received an exclusive license to develop and commercialize Hematide outside of the U.S. Beginning January 1, 2007, Takeda was responsible for the first $50 million of third party expenses related to development in pursuit of U.S. regulatory approval of Hematide. Of the first $50 million of third-party expenses related to the development in pursuit of U.S. regulatory approval of Hematide to be borne by Takeda, a total of $36.3 million was utilized by both parties through December 31, 2007. The Company expects that the remaining $13.7 million will be utilized during the first quarter of 2008. Thereafter, Takeda will bear 70% of the third party U.S. development expenses, while the Company will be responsible for 30% of the expenses. The Company retains responsibility for 100% of its internal development expenses. Under the June 2006 agreement, Takeda paid the Company an upfront license fee of $105 million, and the Company is eligible to receive from Takeda up to an aggregate of

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. Development and Commercialization Agreements with Takeda (Continued)

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

        The Company will share responsibility with Takeda for clinical development activities required for U.S. regulatory approval of Hematide. Specifically, the Company has primary responsibility for Hematide's clinical development plan and clinical trials in the dialysis and pre-dialysis indications, while Takeda has primary responsibility in the chemotherapy induced anemia and anemia of cancer indications. The Company is responsible for United States regulatory filings in the dialysis, pre-dialysis, chemotherapy induced anemia and anemia of cancer indications, including holding the NDAs for those indications. Takeda is responsible for regulatory filings outside the United States and the creation of a global safety database.

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

        The Company has recognized $44.3 million and $11.7 million, respectively, of revenue under the Arrangement with Takeda using the zero profit proportional performance model during the years ended December 31, 2007 and 2006. In December 2006, Takeda completed a Phase 1 trial of Hematide in Japan resulting in the payment in January 2007 to the Company of a $10 million milestone under the collaboration, which was recorded as a receivable from Takeda and deferred revenue at December 31, 2006. As of December 31, 2007 and 2006, the amount receivable from Takeda was $15.3 million and $10.2 million, respectively, which was recorded as a receivable from Takeda. Effective January 1, 2008, the Company entered into an amendment to the Arrangement with Takeda that will result in a change to its revenue recognition policy beginning in the three months ending March 31, 2008, as described further in Note 2.

        In July 2006, the Company paid Nektar Therapeutics AL Corporation a $17.6 million milestone payment in connection with a license agreement related to Hematide. The payment was triggered by the collaboration agreements signed with Takeda in February and June 2006. The $17.6 million payment was recorded as research and development expenses during the year ended December 31,

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. Development and Commercialization Agreements with Takeda (Continued)

2006 as technological feasibility for Hematide had not been established and there was no alternative future use.

11. Income Taxes

        The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Provision for income taxes:
Current provision for income taxes:
Federal	$13,100	$—	$—
State	2,339	—	—

Total current provision for income taxes	15,439	—	—
Deferred tax benefit:
Federal	(10,082)	—	—
State	—	—	—

Total deferred tax benefit	(10,082)	—	—

Provision for income taxes	$5,357	$—	$—

        The Company was in a net operating loss position in 2006 and all prior periods and therefore did not record a provision for income taxes for years ended December 31, 2006 and 2005.

        A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in percent)
Federal statutory income tax rate	(35.00)%	(34.00)%	(34.00)%
State income taxes, net of federal benefit	4.43	(5.83)	(6.89)
Stock-based compensation expense	1.72	0.61	4.49
Change in valuation allowance	48.50	43.02	39.00
Change in federal rates and prior year true ups	(4.56)	0.31	(0.01)
Permanent differences true ups	0.11	0.06	0.03
Tax credits	(1.04)	(4.20)	(2.62)
Other	0.05	0.03	0.00

Provision for income taxes	14.21%	0.00%	0.00%

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        Deferred tax assets consist of the following:

	December 31,
	2007	2006
	(in thousands)
Net operating loss carryforwards	$8,346	$33,014
Federal and State credit carryforwards	5,093	6,055
Depreciation and amortization	31,709	21,631
Capitalized start up costs	7,213	8,919
Accrued liabilities and allowances	51,179	1,131

Gross deferred tax assets	103,540	70,750
Deferred tax liability	(114)	—

Net deferred tax asset	103,426	70,750
Less: Valuation allowance	(93,344)	(70,750)

Net deferred tax assets	$10,082	$—

        At December 31, 2007, the Company had federal and state net operating loss carryforwards of $20.5 million and $20.4 million, respectively. The federal net operating loss carryforwards begin to expire in 2021 and state net operating loss carryforwards begin to expire in 2013, if not utilized.

        The Company experienced an ownership change as defined by sections 382 and 383 of the Internal Revenue Code which establishes an annual limit on the deductibility of pre-ownership change net operating loss and credit carryforwards that existed on December 15, 2006.

        At December 31, 2007, the Company had federal and state research credit carryforwards of $2.5 million and $2.6 million, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2021. The California credit can be carried forward indefinitely.

        Management establishes a valuation allowance for those deductible temporary differences when it is more likely than not that some or all of the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon the Company's ability to generate taxable income during the periods in which the temporary differences are deductible. Management considers the historical level of taxable income, projections for future taxable income, taxable income in carryback years and tax planning strategies in making this assessment. Management's assessment in the near term is subject to change if estimates of future taxable income during the carryforward period are increased.

        As of December 31, 2007 the Company believed that a partial release of valuation allowance was necessary to recognize the benefit of existing deferred tax assets. Based on temporary differences scheduled to reverse during 2008 and 2009, the Company has released approximately $10.1 million of valuation allowance, and reflected net deferred tax assets equal to this amount on the balance sheet.

        The valuation allowance increased $22.6 million, $20.8 million and $12.7 million during the years ended December 31, 2007, 2006 and 2005.

        Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The cumulative effect of adopting FIN No. 48 resulted in no adjustment to retained earnings as of January 1, 2007. The Company had $2.0 million of unrecognized tax benefits at the date of adoption which were reduced in the year ended December 31, 2007 by $712,000.

        As of December 31, 2007, $1.7 million of the unrecognized tax benefits would affect the Company's income tax provision and effective tax rate if recognized. However, as the Company would currently need to increase its valuation allowance for any additional amounts benefited, the effective tax rate would not be impacted until the valuation allowance was removed.

        The Company recorded a $9.4 million FIN No. 48 liability for uncertain income tax positions for the year ended December 31, 2007, which was reflected as a long-term income tax liability on its balance sheet. The Company adopted a policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, if they are incurred. For the years ended December 31, 2007, 2006 and 2005 no penalties or interest expense related to income tax positions were recognized. The Company does not anticipate that any of the unrecognized tax benefits will increase or decrease significantly over the next twelve months.

        A reconciliation of the unrecognized tax benefits for the year ended December 31, 2007 is as follows:

Unrecognized Tax Benefits
(in thousands)
Balance as of January 1, 2007	$2,000
Additions for current year tax positions	9,420
Reductions for prior year tax positions	(712)

Balance as of December 31, 2007	$10,708

        The Company is subject to federal and California state income tax. As of December 31, 2007, the Company's federal returns for the years ended 2004 through the current period and state returns for the years ended 2003 through the current period are still open to examination. Net operating losses and research and development credit carryforwards used in 2007 will be open for examination until 2011 and 2012 for federal and state purposes, respectively. Any remaining net operating losses and research and development carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years under examination by any jurisdiction at this time.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

12. Quarterly Financial Data (unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	2007 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Collaboration revenue	$7,318	$9,654	$10,487	$16,844
Total revenue	7,324	9,669	10,494	16,849
Loss from operations	(9,866)	(11,256)	(13,882)	(14,133)
Net loss attributable to common stockholders	(7,171)	(9,248)	(12,706)	(13,944)
Basic and diluted net loss per common share	$(0.48)	$(0.62)	$(0.85)	$(0.92)
Weighted-average number of common shares used in computing basic and diluted net loss per common share calculations	14,860	14,879	14,920	15,100

	2006 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Collaboration revenue	$—	$127	$4,124	$7,437
Total revenue	8	141	4,134	7,443
Loss from operations	(7,332)	(28,698)	(8,108)	(9,572)
Net loss attributable to common stockholders	(6,865)	(28,053)	(6,389)	(7,796)
Basic and diluted net loss per common share	$(20.34)	$(23.49)	$(4.76)	$(2.49)
Weighted-average number of common shares used in computing basic and diluted net loss per common share calculations	338	1,194	1,343	3,126

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        An evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our procedures or our internal controls will prevent or detect all error and all fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included on page 64.

Remediation of Prior Material Weaknesses

        As of December 31, 2007, management believes that the material weaknesses in our internal control over financial reporting that were included in Item 4 of our Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 have been effectively remediated. Prior to the quarter ended December 31, 2007, the remediation measures as described below were implemented.

        We have taken appropriate actions to remediate the material weakness related to our internal controls over the completeness and accuracy of our deferred income tax assets and liabilities and the income tax provision. We hired additional accounting staff, including a Vice President, Finance, to augment our accounting and financial control function and enhanced our reporting systems and procedures as well as provided greater oversight in the accounting and finance functions. The accounting staff has been trained to identify and escalate material financial reporting related matters that involve a significant degree of subjectivity, complexity and/or judgment to our senior management.

Further, we retained additional consulting resources to evaluate matters and provide assistance where appropriate.

        We have taken appropriate actions to remediate the material weakness related to our internal controls over the accuracy of our collaboration revenue. We have implemented a process for the preparation and review of detailed reconciliations of the collaboration revenue, the related deferred revenue and accounts receivable balances to ensure the accuracy of the amounts reported in our financial statements. In addition, we have consolidated the collaboration revenue related duties to a single individual to provide consistent oversight.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III.

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our 2008 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item with respect to our executive officers may be found under the caption, "Executive Officers and Key Employees" appearing in our proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference. The information required by this item relating to our directors and nominees, including information with respect to audit committee financial experts, may be found under the section entitled "Proposal 1—Election of Directors" appearing in the proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act may be found under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

        In 2006, we adopted a code of ethics that applies to our employees, officers and directors and incorporates guidelines designed to deter wrongdoing and to promote the honest and ethical conduct and compliance with applicable laws and regulations. In addition, the code of ethics incorporates our guidelines pertaining to topics such as conflicts of interest and workplace behavior. We have posted the text of our code of ethics on our website at www.affymax.com in connection with "Investor Relations/Corporate Governance" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11.    Executive Compensation.

        The information required by this item is included in our proxy statement for our 2008 annual meeting of stockholders under the section entitled "Executive Compensation" and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in our proxy statement for our 2008 annual meeting of stockholders under the section entitled "Securities Authorized for Issuance under Equity Compensation Plans" and is incorporated herein by reference. The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2008 annual meeting of stockholders under the section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2008 annual meeting of stockholders under the sections entitled "Information Regarding The Board of Directors and Corporate Governance" and "Transactions With Related Persons."

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2008 annual meeting of stockholders under the section entitled "Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm."

PART IV.

Item 15.    Exhibits and Financial Statement Schedules.

  (a)
  The following documents are filed as part of this Form 10-K:

  (1)
  Financial Statements (included in Part II of this report):

  •
  Report of Independent Registered Public Accounting Firm

  •
  Balance Sheets

  •
  Statements of Operations

  •
  Statements of Stockholders' Equity

  •
  Statements of Cash Flows

  •
  Notes to Financial Statements

  (2)
  Financial Statement Schedules

      All other financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

        The following exhibits are included herein or incorporated herein by reference:

3.3	Amended and Restated Certificate of Incorporation(1)
3.5	Amended and Restated Bylaws(2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate(1)
4.3	Warrant to purchase shares of Series C Preferred Stock(1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)
10.1+	Form of Indemnity Agreement for Directors and Executive Officers(1)
10.2+	2001 Stock Option/Stock Issuance Plan(1)
10.3+	Form of Notice of Grant of Stock Option, Form of Stock Option Agreement and Form of Stock Purchase Agreement under 2001 Stock Option/Stock Issuance Plan(1)
10.4+	Form of Stock Issuance Agreement under 2001 Stock Option/Stock Issuance Agreement(1)
10.5+	2006 Equity Incentive Plan(1)
10.6+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan(1)
10.7+	2006 Employee Stock Purchase Plan(1)
10.8+	Form of Offering Document under 2006 Employee Stock Purchase Plan(1)
10.9+	Form of Restricted Stock Unit Notice and Form of Restricted Stock Unit under 2006 Equity Incentive Plan
10.10+	Employment Agreement, dated June 10, 2003, by and between the Registrant and Arlene M. Morris(1)

10.11+	Executive Employment Agreement, dated November 17, 2005, by and between the Registrant and Paul B. Cleveland(1)
10.12+	Executive Employment Agreement, dated July 21, 2007, by and between the Registrant and Steven Love
10.13+	Summary of Non-Employee Director Compensation Program(1)
10.14	Research and Development/Office Lease, dated May 30, 1990, by and between Miranda Associates and Affymax Research Institute(1)
10.15	First Amendment to Lease, dated November 16, 1999, by and between Spieker Properties, L.P., successor in interest to Miranda Associates, and Affymax Research Institute(1)
10.16	Second Amendment to Lease, dated December 20, 1999, by and between Spieker Properties, L.P. and Affymax Research Institute(1)
10.17	Third Amendment, dated December 31, 2001, by and between EOP-Foothill Research Center, L.L.C., successor by merger to Spieker Properties L.P., and the Registrant(1)
10.18*	EPO Receptor License Agreement, dated September 5, 1996, by and between the Registrant and Genetics Institute, Inc.(1)
10.19	License Agreement (Therapeutic Products), dated June 28, 1996, by and between the Registrant, Dyax Corp. and Protein Engineering Corporation(1)
10.20	License Agreement, dated July 25, 2001, by and between the Registrant and Dyax Corp.(1)
10.21*	License Agreement, dated July 27, 2001, by and between the Registrant, Glaxo Group Limited, SmithKline Beecham Corporation, Affymax N.V., Affymax Research Institute and Affymax Technologies N.V.(1)
10.22*	License Agreement, dated August 13, 2001, by and between the Registrant and XOMA Ireland Limited(1)
10.23*	License, Manufacturing, and Supply Agreement, dated April 8, 2004, by and between the Registrant and Nektar Therapeutics AL, Corporation(1)
10.24*	Collaboration and License Agreement, dated February 13, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(1)
10.25*	Collaboration and License Agreement, dated June 27, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(1)
10.26	Research and Development Agreement, dated April 2, 1992, by and between the Registrant and The R.W. Johnson Pharmaceutical Research Institute(1)
10.27	Sublease Agreement, dated September 1, 2006, by and between the Registrant and TIBCO Software Inc.(1)
10.28	First Amendment to Collaboration and License Agreement, dated April 1, 2007, by and between Registrant and Takeda Pharmaceutical Company Limited(3)
10.29	Fourth Amendment to Lease, dated November 30, 2006, by and between Registrant and CA-Foothill Research Center L.P.(4)
10.30	Second Amendment to Collaboration and License Agreements between Registrant and Takeda Pharmaceutical Company Limited effective January 1, 2008
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. Reference is made to the signature page
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)
Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.

(2)
Incorporate by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.

(3)
Incorporated by reference to the indicated exhibit in our Form 10-Q for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission.

(4)
Incorporated by reference to the indicated exhibit in our Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ARLENE M. MORRIS Arlene M. Morris	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 12, 2008
/s/ PAUL B. CLEVELAND Paul B. Cleveland	Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)	March 12, 2008
/s/ STEVEN LOVE Steven Love	Vice President, Finance (Principal Accounting Officer)	March 12, 2008
/s/ NICHOLAS G. GALAKATOS Nicholas G. Galakatos, Ph.D.	Member of the Board of Directors	March 12, 2008

/s/ R. LEE DOUGLAS R. Lee Douglas	Member of the Board of Directors	March 12, 2008
/s/ KATHLEEN LAPORTE Kathleen LaPorte	Member of the Board of Directors	March 12, 2008
/s/ KEITH LEONARD Keith Leonard	Member of the Board of Directors	March 12, 2008
/s/ TED W. LOVE Ted W. Love	Member of the Board of Directors	March 12, 2008
/s/ DAN SPIEGELMAN Daniel K. Spiegelman	Member of the Board of Directors	March 12, 2008
/s/ CHRISTI VAN HEEK Christi van Heek	Member of the Board of Directors	March 12, 2008
/s/ JOHN P. WALKER John P. Walker	Member of the Board of Directors	March 12, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation(1)
3.5	Amended and Restated Bylaws(1)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate(1)
4.3	Warrant to purchase shares of Series C Preferred Stock(1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)
10.1+	Form of Indemnity Agreement for Directors and Executive Officers(1)
10.2+	2001 Stock Option/Stock Issuance Plan(1)
10.3+	Form of Notice of Grant of Stock Option, Form of Stock Option Agreement and Form of Stock Purchase Agreement under 2001 Stock Option/Stock Issuance Plan(1)
10.4+	Form of Stock Issuance Agreement under 2001 Stock Option/Stock Issuance Agreement(1)
10.5+	2006 Equity Incentive Plan(1)
10.6+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan(1)
10.7+	2006 Employee Stock Purchase Plan(1)
10.8+	Form of Offering Document under 2006 Employee Stock Purchase Plan(1)
10.9+	Form of Restricted Stock Unit Notice and Form of Restricted Stock Unit under 2006 Equity Incentive Plan
10.10+	Employment Agreement, dated June 10, 2003, by and between the Registrant and Arlene M. Morris(1)
10.11+	Executive Employment Agreement, dated November 17, 2005, by and between the Registrant and Paul B. Cleveland(1)
10.12+	Executive Employment Agreement, dated July 21, 2007, by and between the Registrant and Steven Love
10.13+	Summary of Non-Employee Director Compensation Program(1)
10.14	Research and Development/Office Lease, dated May 30, 1990, by and between Miranda Associates and Affymax Research Institute(1)
10.15	First Amendment to Lease, dated November 16, 1999, by and between Spieker Properties, L.P., successor in interest to Miranda Associates, and Affymax Research Institute(1)
10.16	Second Amendment to Lease, dated December 20, 1999, by and between Spieker Properties, L.P. and Affymax Research Institute(1)
10.17	Third Amendment, dated December 31, 2001, by and between EOP-Foothill Research Center, L.L.C., successor by merger to Spieker Properties L.P., and the Registrant(1)
10.18*	EPO Receptor License Agreement, dated September 5, 1996, by and between the Registrant and Genetics Institute, Inc.(1)
10.19	License Agreement (Therapeutic Products), dated June 28, 1996, by and between the Registrant, Dyax Corp. and Protein Engineering Corporation(1)

10.20	License Agreement, dated July 25, 2001, by and between the Registrant and Dyax Corp.(1)
10.21*	License Agreement, dated July 27, 2001, by and between the Registrant, Glaxo Group Limited, SmithKline Beecham Corporation, Affymax N.V., Affymax Research Institute and Affymax Technologies N.V.(1)
10.22*	License Agreement, dated August 13, 2001, by and between the Registrant and XOMA Ireland Limited(1)
10.23*	License, Manufacturing, and Supply Agreement, dated April 8, 2004, by and between the Registrant and Nektar Therapeutics AL, Corporation(1)
10.24*	Collaboration and License Agreement, dated February 13, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(1)
10.25*	Collaboration and License Agreement, dated June 27, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(1)
10.26	Research and Development Agreement, dated April 2, 1992, by and between the Registrant and The R.W. Johnson Pharmaceutical Research Institute(1)
10.27	Sublease Agreement, dated September 1, 2006, by and between the Registrant and TIBCO Software Inc.(1)
10.28	First Amendment to Collaboration and License Agreement, dated April 1, 2007, by and between Registrant and Takeda Pharmaceutical Company Limited(3)
10.29	Fourth Amendment to Lease, dated November 30, 2006, by and between Registrant and CA-Foothill Research Center L.P.(4)
10.30	Second Amendment to Collaboration and License Agreements between Registrant and Takeda Pharmaceutical Company Limited effective January 1, 2008
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)
Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.

(2)
Incorporate by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.

(3)
Incorporated by reference to the indicated exhibit in our Form 10-Q for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission.

(4)
Incorporated by reference to the indicated exhibit in our Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

+
Indicates management contract or compensatory plan.

*
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

QuickLinks

AFFYMAX, INC. TABLE OF CONTENTS
PART I.
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II.
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosure of Market Risks
  Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AFFYMAX, INC. BALANCE SHEETS (in thousands, except share and per share data)
AFFYMAX, INC. STATEMENTS OF OPERATIONS (in thousands, except per share data)
AFFYMAX, INC. STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
AFFYMAX, INC. STATEMENTS OF CASH FLOWS (in thousands)
AFFYMAX, INC. NOTES TO FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III.
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV.
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX