Form 10-Q
period 2008-03-31
AFFYMAX INC
filed 2008-05-09
CIK 1158223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2008, 15,190,338 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.                          Financial Statements

AFFYMAX, INC.

CONDENSED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$86,302	$108,215
Restricted cash	11	11
Short-term investments	62,011	60,122
Receivable from Takeda	15,393	15,331
Deferred tax assets	1,810	1,810
Prepaid expenses and other current assets	6,726	9,323
Total current assets	172,253	194,812
Property and equipment, net	4,634	4,470
Restricted cash	1,135	1,135
Long-term investments	26,828	15,655
Deferred tax assets, net of current	8,272	8,272
Other assets	1,419	1,448
Total assets	$214,541	$225,792
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,205	$9,348
Accrued liabilities	16,839	5,990
Income taxes payable	—	739
Deferred revenue	41,268	39,488
Capitalized lease obligations, current	81	133
Total current liabilities	61,393	55,698
Deferred revenue, net of current	72,345	75,911
Long term income tax liability	9,434	9,434
Capitalized lease obligations, net of current	—	8
Other long term liabilities	563	556
Total liabilities	143,735	141,607
Contingencies (Note 5)
Stockholders’ equity
Common stock	15	15
Additional paid-in capital	298,304	296,035
Deferred stock-based compensation	(22)	(28)
Accumulated deficit	(227,399)	(211,818)
Accumulated other comprehensive loss	(92)	(19)
Total stockholders’ equity	70,806	84,185
Total liabilities and stockholders’ equity	$214,541	$225,792

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Collaboration revenue	$16,708	$7,318
License and royalty revenue	6	6
Total revenue	16,714	7,324
Operating expenses
Research and development	25,436	11,858
General and administrative	7,468	5,332
Total operating expenses	32,904	17,190
Loss from operations	(16,190)	(9,866)
Interest income	1,977	3,015
Interest expense	(29)	(5)
Other income (expense), net	(1,339)	15
Net loss before provision for income taxes	(15,581)	(6,841)
Provision for income taxes	—	330
Net loss	$(15,581)	$(7,171)
Net loss per share:
Basic and diluted	$(1.03)	$(0.48)
Weighted-average number of shares used in computing basic and diluted net loss per share	15,148	14,860

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(15,581)	$(7,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305	214
Amortization of discount/premium on investments	(20)	(26)
Stock-based compensation expense	2,188	1,850
Gain on disposal of property and equipment	—	(15)
Other-than-temporary impairment on investments	1,319	—
Realized gain on investments	(1)	(9)
Changes in operating assets and liabilities:
Receivable from Takeda	(62)	4,956
Prepaid expenses and other current assets	2,597	(122)
Deferred tax assets	—	(4,400)
Other assets	29	(326)
Accounts payable	(6,143)	(367)
Accrued liabilities	10,853	(384)
Income taxes payable	(739)	330
Deferred revenue	(1,786)	(2,083)
Other long term liabilities	7	4,569
Net cash used in operating activities	(7,034)	(2,984)
Cash flows from investing activities
Purchases of property and equipment	(469)	(739)
Purchases of investments	(68,315)	(103,403)
Proceeds from sales and maturities of investments	53,882	43,114
Proceeds from sale of property and equipment	—	15
Net cash used in investing activities	(14,902)	(61,013)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	83	1
Proceeds from IPO, net of issuance costs	—	(14)
Principal payments under capital lease obligations	(60)	(72)
Net cash provided by (used in) financing activities	23	(85)
Net decrease in cash and cash equivalents	(21,913)	(64,082)
Cash and cash equivalents at beginning of the period	108,215	147,541
Cash and cash equivalents at end of the period	$86,302	$83,459
Noncash investing and financing activities
Change in unrealized gain (loss) on investments	(73)	28
Deferred stock-based compensation, net of cancellations	(289)	(61)

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.      The Company

Affymax, Inc. (the “Company”), a Delaware corporation, was incorporated on July 20, 2001. The Company is a biopharmaceutical company focused on developing novel peptide-based drug candidates to improve the treatment of serious and often life-threatening conditions. The Company’s product candidate, Hematide™, is designed to treat anemia associated with chronic renal failure and cancer. Hematide is a synthetic peptide-based erythropoiesis stimulating agent (“ESA”) designed to stimulate production of red blood cells. The Company is conducting Phase 3 clinical trials in patients suffering from chronic renal failure, on dialysis and not on dialysis (“pre-dialysis”).

During the year ended December 31, 2007, the Company commenced its principal business operations and has exited the development stage. Prior to December 31, 2007 and from its inception, the Company was a development stage company in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

2.      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted. The condensed financial statements are unaudited and reflect all adjustments which, in the opinion of management, are necessary to fairly state the financial position at, and the results of operations and cash flows for, the interim periods presented. The financial information included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which includes the Company’s audited financial statements and the notes thereto.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in the condensed financial statements and accompanying notes may not be indicative of the results for the full year or any future period.

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments. At each balance sheet date presented, the Company’s other comprehensive loss consists solely of unrealized gains and losses on investments. Comprehensive loss for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(15,581)	$(7,171)
Change in unrealized gains (losses) on investments	(73)	28
Comprehensive loss	$(15,654)	$(7,143)

Concentration of Risk and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The Company deposits excess cash in accounts with three major financial institutions in the United States. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any realized losses on its deposits of cash and cash equivalents. Although the Company’s guidelines for investment of its excess cash are designed to maintain safety and liquidity through its policies on diversification and investment maturity, as of March 31, 2008, the Company held $26.8 million of investments in auction rate securities (“ARS”) that have failed in auctions.

The Company has experienced significant operating losses since inception. At March 31, 2008, the Company had an accumulated deficit of $227.4 million. The Company has generated no revenue from product sales to date. The Company has funded its operations to date principally from collaboration agreements and the sale of securities. The Company expects to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the development and commercialization of Hematide. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

The Company is currently developing its first product offering, Hematide, and has no products that have received regulatory approval. Hematide will require approval from the U.S. Food and Drug Administration (“FDA”) and/or foreign regulatory agencies prior to commercial sales. There can be no assurance that Hematide will receive the necessary approvals. If the Company is denied such approvals or such approvals are delayed, it would have a material adverse effect on the Company. To achieve profitable operations, the Company must successfully develop, test, manufacture and commercialize Hematide. There can be no assurance that Hematide can be developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that Hematide will be successfully commercialized. These factors could have a material adverse effect on the Company’s future financial results.

Investments

Investments are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are carried at their fair market value at the balance sheet date. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders’ equity until realized.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under SFAS No. 159.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”). When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Application of this standard requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

The Company has entered into two separate collaboration agreements (the “Arrangement”) with Takeda Pharmaceutical Company Limited, or Takeda, which have been combined for accounting purposes due to their proximity of negotiation. The Company evaluated the multiple elements under the combined single arrangement in accordance with the provisions of EITF 00-21. As the Company was unable to determine the stand-alone value of the delivered elements and obtain verifiable objective evidence to determine the fair value of the undelivered elements, the Company concluded that there was a single unit of accounting.

Effective January 1, 2008, the Company entered into an amendment to the Arrangement with Takeda. The amendment modifies the ongoing commitments with respect to the Company’s participation on the joint steering committee such that the contractual term of that obligation is no longer indefinite. As a result, the Company determined that it can separate the performance obligations which occur over the development period from the performance obligations that will occur during the commercialization period. As a result of the change in performance period from indefinite to approximately 4.5 years, beginning on January 1, 2008, the Company recognized revenue during the development period using the Contingency-Adjusted Performance Model. The cumulative effect adjustment of $1.4 million for the change of estimate, which resulted from now being able to estimate the period of performance, was recognized as additional revenue during the three months ended March 31, 2008. Upon commercialization, the Company will recognize revenue from the manufacture and supply of the API upon delivery, if all other SAB 104 criteria for revenue recognition are met. Royalty payments, profit share payments and sales milestone payments will be recognized as revenue when earned, if all other SAB 104 criteria for revenue recognition are met.

Prior to January 2008, the Company was unable to determine the period of its performance obligations under the Arrangement as the Company’s required participation on the joint steering committee extends for as long as products subject to the collaboration with Takeda are being sold by either of the parties. Accordingly, the contractual term of the Company’s joint steering committee obligations was considered indefinite. As a result, revenue for the single unit of accounting was recorded on a proportional performance basis as long as the overall Arrangement was determined to be profitable during the years ended December 31, 2007 and 2006. The Company accounted for the Arrangement using a zero profit proportional performance model (i.e., revenue was recognized equal to direct costs incurred, but not in excess of cash received or receivable assuming that the overall Arrangement was expected to be profitable). The Company used an input based measure, specifically direct costs, to determine proportional performance because the Company believed that the inputs were representative of the value being conveyed to Takeda through the research and development activities and delivery of the active pharmaceutical ingredients (“API”). The Company believed that using direct costs as the unit of measure of proportional performance also most closely reflected the level of effort related to the Company’s performance under the Arrangement. Direct costs were those costs that directly resulted in the culmination of an earnings process for which Takeda received a direct benefit. The nature of these costs were third party and internal costs associated with conducting clinical trial activities for dialysis and pre-dialysis indications, costs associated with the manufacturing of API and API stability testing, allocated payroll related costs for representatives participating on the joint steering committee and sales and marketing costs during the co-commercialization period. Direct costs specifically excluded costs of a general and administrative nature, upfront payments to manufacturers unrelated to specific product manufactured such as reservation of capacity, cost for API not yet delivered to Takeda, travel and expense related costs, sales and marketing costs during the development period, any research and development costs not associated with Hematide, interest, depreciation and amortization expense. Revenue was recognized equal to direct costs incurred, but not in excess of cash received or receivable. Amounts resulting from payments received in advance of revenue recognized were recorded as deferred revenue until the earlier of (i) when the Company could meet the criteria for separate recognition of each element under the guidance of EITF 00-21 or (ii) after the Company had fulfilled all of its contractual obligations under the Arrangement.

The Company was required to assess the profitability of the overall Arrangement on a periodic basis throughout the life of the Arrangement when events or circumstances indicated a potential change in facts. Profitability was defined as a net cash inflow resulting from the Arrangement over its life. Such assessment was based on estimates to determine the most likely outcome based on available facts and circumstances at each assessment date. The estimates included the consideration of factors such as the progress and timing of clinical trials, competitive ESAs in the market, drug related serious adverse events and other safety issues in the clinical trials, pricing reimbursement in relevant markets and historical costs incurred compared to original estimates. When the periodic assessment or other events or circumstances indicated a loss would result from performance under the Arrangement, costs would continue to be recognized as they were incurred. However, revenue would be deferred until either: (i) the Arrangement became profitable, at which point revenue would continue to be recognized, or (ii) the end of the Arrangement.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Stock options, common stock subject to repurchase, warrants, restricted stock units and common stock issuable pursuant to the 2006 Employee Stock Purchase Plan were not included in the diluted net loss per share calculation for the periods presented because the inclusion of such shares would have had an antidilutive effect.

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Numerator:
Net loss	$(15,581)	$(7,171)
Denominator:
Weighted-average shares outstanding	15,155	14,888
Less: Weighted-average unvested shares subject to repurchase	(7)	(28)
Weighted-average number of shares used in computing basic and diluted net loss per share	15,148	14,860
Basic and diluted net loss per share	$(1.03)	$(0.48)

The following were excluded from the computation of diluted net loss per share for the periods presented because including them would have an antidilutive effect (in thousands):

	As of March 31,
	2008	2007
Options to purchase common stock	2,089	1,762
Common stock subject to repurchase	5	25
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	39	4
Restricted stock units	31	—
Warrants to purchase common stock	2	2

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 will have on its financial statements.

3.      Stock-Based Compensation

The Company recognized stock-based compensation expense related to employee stock options, restricted stock units and stock purchase rights of $2.1 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively, under SFAS No. 123(R). As of March 31, 2008, unrecognized compensation costs related to employee stock options and restricted stock units totaled $20.2 million. The cost is expected to be recognized over a weighted-average amortization period of 2.64 years.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity for the three months ended March 31, 2008:

Stock Options Outstanding	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price Per Share
Balances at December 31, 2007	876,405	2,099,116	$17.37
Additional shares authorized	680,803	—	—
Options granted	(30,200)	30,200	17.33
Options exercised	—	(24,074)	3.44
Options forfeited	11,899	(11,899)	30.71
Options cancelled	4,498	(4,498)	17.13
Balances at March 31, 2008	1,543,405	2,088,845	$17.46

The following table summarizes information about restricted stock unit activity for the three months ended March 31, 2008:

Restricted Stock Units Outstanding	Number of Shares	Weighted- Average Exercise Price Per Share
Nonvested shares at December 31, 2007	30,650	$21.74
Restricted stock units granted	—	—
Restricted stock units forfeited	—	—
Nonvested shares at March 31, 2008	30,650	$21.74

4.      Investments and Fair Value Measurements

The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	As of March 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Corporate securities	$26,045	$58	$(17)	$—	$26,086
Certificates of deposit	3,400	10	—	—	3,410
Government securities	32,480	46	(11)	—	32,515
Total short-term investments	$61,925	$114	$(28)	$—	$62,011
Long-term investments:
Auction rate securities	$28,325	$—	$(178)	$(1,319)	$26,828

	As of December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate securities	$31,241	$10	$(29)	$31,222
Foreign securities	1,497	—	(3)	1,494
Certificates of deposit	9,703	4	(1)	9,706
Auction rate securities	17,700	—	—	17,700
Total short-term investments	$60,141	$14	$(33)	$60,122
Long-term investments:
Auction rate securities	$15,655	$—	$—	$15,655

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. Effective January 1, 2008, the Company also adopted SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under SFAS No. 159.

SFAS No. 157 established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

•      Level 1 – observable inputs such as quoted prices in active markets.

•      Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•      Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

The Company’s cash equivalents and investments, other than ARS, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities. The types of investments that are generally classified within Level 2 of the fair value hierarchy include corporate securities, certificates of deposits and U.S. government securities. The Company’s investments in ARS are classified within Level 3 of the fair value hierarchy because of the lack of observable inputs. The majority of the Company’s ARS are issued by municipal entities, rated AAA by a major credit rating agency and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. ARS are structured to provide via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days. The underlying securities have stated or contractual maturities that are generally greater than one year. Through mid-February 2008, every auction reset date of the ARS held by the Company was successful. In mid-February, overall market liquidity concerns resulted in the failure of a majority of the auctions in the ARS markets. In the following month, approximately one-fifth of the auctions for ARS held by the Company were successful. Based on the level of failed auctions through the filing date of the Company’s Annual Report on Form 10-K, the Company classified $15.7 million of ARS held as long-term investments as of December 31, 2007. The $15.7 million represented all ARS held as of December 31, 2007 that had not been sold as of February 29, 2008. However, the overall ARS markets have continued to deteriorate and the ARS held by the Company have failed in every auction since the filing of the Form 10-K for the year ended December 31, 2007.

As a result of the continued auction market failures, quoted prices in active markets are not available. Due to the lack of observable inputs, the Company determined the fair value of its ARS at March 31, 2008 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, the Company included in its analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. The analysis is based on dynamic market conditions and changes in the Company’s assumptions could lead to a significant change in determined value. The Company’s analysis resulted in a decrease in fair value of ARS totaling $1.5 million as of March 31, 2008. Of the $1.5 million decrease, $1.3 million was associated with ARS that the Company may be required to sell prior to the resumption of successful auctions or other liquidity events. As a result, the $1.3 million was deemed to be other-than-temporary and recorded as an impairment charge to other expense in the three months ended March 31, 2008. The remaining $0.2 million is associated with the Company’s ARS holdings for which issuers have announced or completed redemptions of some or all of such ARS. As a result, the Company deemed the decrease in the fair value of those ARS as temporary and recorded a $0.2 million unrealized loss to accumulated other comprehensive loss.

The following table presents the Company’s investments measured at fair value on a recurring basis as of March 31, 2008 classified by the SFAS No. 157 valuation hierarchy (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$85,204	$70,717	$14,487	$—
Short-term investments:
Corporate securities	$26,086	$—	$26,086	$—
Certificates of deposit	3,410	—	3,410	—
Government securities	32,515	—	32,515	—
Total short-term investments	$62,011	$—	$62,011	$—
Long-term investments:
Auction rate securities	$26,828	$—	$—	$26,828

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the three months ended March 31, 2008 (in thousands):

Auction Rate Securities
Balance at January 1, 2008	$—
Transfers in and/or out of Level 3	36,405
Total unrealized losses
Included in net loss	(1,319)
Included in other comprehensive loss	(178)
Settlements	(8,080)
Balance at March 31, 2008	$26,828

5.      Contingencies

The Company has initiated binding arbitration and related litigation with Johnson & Johnson, Ortho-McNeil Pharmaceutical, Inc., Ortho Pharmaceutical Corporation, The R.W. Johnson Pharmaceutical Research Institute and Johnson & Johnson Pharmaceutical Research and Development, L.L.C., or, collectively, J&J, over ownership of intellectual property related to erythropoietin receptor, or EPO-R, agonists (compounds capable of binding to and activating the EPO-R). This intellectual property is the subject of a number of U.S. and international patents and patent applications assigned to the Company and J&J, including a U.S. patent currently assigned to J&J, several U.S. patents currently assigned to the Company and a European patent application currently assigned to J&J. In this section, the Company refers to the patents and patent applications subject to the arbitration collectively as the “intellectual property in dispute.” The Company believes that it is the sole owner or co-owner of the intellectual property in dispute, including a European patent application currently naming J&J as sole owner that may issue in the near future and relates to specified ESA peptide compounds. J&J, on the other hand, alleges that they are the sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which the Company is currently named as sole owner that relate to specified peptide compounds.

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

In September 2004, the Company filed a civil complaint in the U.S. District Court for the Northern District of Illinois, or the Illinois case, against J&J alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, and for unjust enrichment and constructive trust. The complaint alleges that the Affymax N.V.scientists are sole or co-inventors of the intellectual property in dispute, including the above-referenced J&J patents and patent applications, and that the Company is the sole or co-owner of them. The complaint also alleges that J&J breached the three-year Research and Development Agreement between Affymax N.V. and a division of Ortho Pharmaceutical Corporation, a subsidiary of J&J, or the R&D Agreement, by, among other things, engaging in a course of conduct designed to obtain patents for itself and to deny the Company patents on the Affymax scientists’ inventions. The complaint further alleges that the Company has suffered damages as a result of J&J’s breaches and that J&J has been unjustly enriched through its misconduct and should be subject to the imposition of a constructive trust.

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

In June 2006, the parties expanded their collaboration to develop and commercialize Hematide worldwide, which includes the co-development and co-commercialization of Hematide in the U.S. Takeda received an exclusive license to develop and commercialize Hematide outside of the U.S. Beginning January 1, 2007, Takeda was responsible for the first $50 million of third party expenses related to development in pursuit of U.S. regulatory approval of Hematide. Of the first $50 million of third-party expenses related to the development in pursuit of U.S. regulatory approval of Hematide to be borne by Takeda, a total of $36.3 million was utilized by both parties through December 31, 2007 and the remainder was utilized during the first quarter of 2008. Thereafter, Takeda bears 70% of the third party U.S. development expenses, while the Company is responsible for 30% of the expenses. The Company retains responsibility for 100% of its internal development expenses. Under the June 2006 agreement, Takeda paid the Company an upfront license fee of $105 million, and the Company is eligible to receive from Takeda up to an aggregate of $280 million upon the successful achievement of clinical development and regulatory milestones across all indications, the majority of which relate to the renal program. Further, the Company may receive from Takeda up to an aggregate of $150 million upon the achievement of certain worldwide annual net sales milestones. The Company and Takeda will share equally in the net profits and losses of Hematide in the United States, which include expenses related to the marketing and launch of Hematide. Takeda will pay the Company a variable royalty based on annual net sales of Hematide outside the United States. The agreement establishes a joint steering committee to oversee the development, regulatory approval and commercialization of Hematide.

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

The Company has recognized $16.7 million of revenue under the Contingency-Adjusted Performance Model during the three months ended March 31, 2008, which includes a $1.4 million cumulative adjustment resulting from an amendment to the Arrangement with Takeda that was effective on January 1, 2008, and $7.3 million of revenue under the zero profit proportional performance model during the three months ended March 31, 2007 under the Arrangement with Takeda. In December 2006, Takeda completed a Phase 1 trial of Hematide in Japan resulting in the payment in January 2007 to the Company of a $10 million milestone under the collaboration, which was recorded as a receivable from Takeda and deferred revenue at December 31, 2006. As of March 31, 2008, the amount receivable from Takeda was $15.4 million.

7.      Income Taxes

The Company anticipates being in a net operating loss position for 2008. The Company recorded no combined federal and state tax liability for the three months ended March 31, 2008. The Company was in a taxable position for its year ended December 31, 2007. The Company recorded a provision for income taxes of $330,000 for the three months ended March 31, 2007 after taking into consideration its net operating loss and research and development credit carryforwards as well as the relevant Section 382 and 383 limitation due to the ownership change in December 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. At December 31, 2007, the Company had $10.7 million of unrecognized tax benefits, which because of the full valuation allowance position, will not affect the effective tax rate when recognized.

For the three months ended March 31, 2008, the Company recorded no additional unrecognized tax benefit. During the three months ended March 31, 2007, the Company recorded a $4.4 million liability related to its uncertain tax positions. A partial release of valuation allowance was also recorded to account for existing deferred tax assets for the three months ended March 31, 2007.

As of March 31, 2008, the Company’s federal returns for the years ended 2004 through the current period and state returns for the years ended 2003 through the current period are still open to examination. Net operating losses and research and development credit carryforwards used in 2007 will be open for examination until 2011 and 2012 for federal and state purposes, respectively. Any remaining net operating losses and research and development carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years under examination by any jurisdiction at this time.

While the Company believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to materially increase or reduce the carrying amount of its tax reserve, but it is not possible to quantify the amount that will change in the next 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2007 and our unaudited condensed financial statements for the three-month period ended March 31, 2008.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. For example, these forward-looking statements include statements regarding the timing, design and results of our clinical trials and drug development program, the success of our collaboration with Takeda, and the timing and likelihood of the commercialization of Hematide. We discuss in greater detail many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q under Item 1A “Risk Factors” including information about the risks relating to the continued safety and efficacy of Hematide in clinical development, the potential for once per month dosing and room temperature stability, the timing of patient accrual in ongoing and planned clinical studies, regulatory requirements and approvals, research and development efforts, industry and competitive environment, intellectual property rights and disputes and other matters. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a biopharmaceutical company developing novel peptide-based drug candidates to improve the treatment of serious and often life-threatening conditions. Our product candidate, Hematide, is designed to treat anemia associated with chronic renal failure and cancer. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic renal failure, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may increase the risk of other diseases or death. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Hematide is designed to be longer acting than currently marketed ESAs in the U.S., and therefore has the potential to offer both better care for patients and reduced cost and complexity for healthcare providers.

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

Since inception we have incurred net losses and expect to incur substantial and increasing losses for the next several years in order to complete the development and commercialization of Hematide. As of March 31, 2008, we had an accumulated deficit of $227.4 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as noted herein, our critical accounting policies and the use of estimates are consistent with those noted in our Annual Report on Form 10-K for the year ended December 31, 2007.

Investments

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, or FSP No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Therefore, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We did not elect to adopt the fair value option under SFAS No. 159.

Our investments, other than auction rate securities, or ARS, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker quotations or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s investments in ARS are classified within Level 3 of the fair value hierarchy because of the lack of observable inputs. As a result, we determined the value of these ARS at March 31, 2008 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization, credit risk and an illiquidity discount factor. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk.

Results of Operations

Revenue

	Three Months Ended March 31,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Total revenue	$16,714	$7,324	$9,390	128%

We have recognized $16.7 million of revenue under the Contingency-Adjusted Performance Model during the three months ended March 31, 2008, which included a $1.4 million cumulative adjustment resulting from an amendment to the collaboration agreements with Takeda, as discussed in the notes to our unaudited financial statements included in this Quarterly Report. We have recognized $7.3 million of revenue using the zero profit proportional performance model during the three months ended March 31, 2007. The increase in revenue for the three months ended March 31, 2008 compared to the three months ended

March 31, 2007 was primarily due to the growth in third-party development expenses reimbursed by Takeda associated with the increase in clinical trial activity and headcount in connection with Hematide. We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.

Research and Development Expenses

	Three Months Ended March 31,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$25,436	$11,858	$13,578	115%

The increase in research and development expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to an increase of $11.3 million in clinical trial costs resulting principally from additional clinical trials and enrollment of higher number of patients and an increase of $1.7 million in personnel costs resulting from increased headcount and stock-based compensation expenses. We expect to incur substantially increasing research and development expenses in future periods, particularly expenses arising from clinical development activities including the enrollment of our Phase 3 clinical trials.

General and Administrative Expenses

	Three Months Ended March 31,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
General and administrative expenses	$7,468	$5,332	$2,136	40%

The increase in general and administrative expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to an increase of $1.0 million in personnel costs resulting from higher headcount and stock-based compensation expenses and an increase of $1.7 million in Sarbanes-Oxley, legal and other consulting fees. We expect to incur increasing general and administrative expense in future periods to support our research and development activities, preparation for the New Drug Application for Hematide, costs associated with our J&J litigation and development of commercial capabilities.

Interest Income (Expense), Net

	Three Months Ended March 31,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Interest income (expense), net	$1,948	$3,010	$(1,062)	(35)%

The decrease in interest income, net, was due primarily to lower level of cash, cash equivalents and short-term investments and lower interest rates during the three months ended March 31, 2008 compared to the same period in 2007.

Other Income (Expense), Net

	Three Months Ended March 31,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Other income (expense), net	$(1,339)	$15	$(1,354)	(9,027)%

Other income (expense), net, for the three months ended March 31, 2008 includes a $1.3 million other-than-temporary impairment charge related to the decrease in fair value of our investments in ARS. Based on projected cash usage, we may be required to sell the ARS prior to the resumption of successful auctions or other liquidity events. As a result, we deemed the impairment as other-than-temporary and recorded the charge in the three months ended March 31, 2008.

Provision for Income taxes

	Three Months Ended March 31,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Provision for income taxes	$—	$330	$(330)	(100)%

We are subject to federal and California state income tax. We are in a net operating loss position for 2008. We recorded no tax provision for the three months ended March 31, 2008. For the three months ended March 31, 2007, we recorded a provision for income taxes of $0.3 million based on our projected taxable income for 2007. The provision for income taxes was due to the limitation in utilization of net operating losses in 2007.

Liquidity and Capital Resources

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through March 31, 2008, we have received net proceeds of $257.6 million from the issuance of common stock and convertible preferred stock and $122 million of upfront license fees, a $10 million milestone payment and $38.9 million for the reimbursement of development and commercial expenses and purchase of API from our collaboration agreements with Takeda. Of the first $50 million of third-party expenses related to the development in pursuit of U.S. regulatory approval of Hematide to be borne by Takeda, a total of $36.3 million was utilized by both parties through December 31, 2007 and the remainder was utilized during the first quarter of 2008. Thereafter, Takeda bears 70% of the third-party U.S. development expenses, while we are responsible for 30% of the expenses

As of March 31, 2008, we had $175.1 million in unrestricted cash, cash equivalents and short-term and long-term investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, corporate bonds, commercial paper, ARS and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

As of March 31, 2008, we had $26.8 million invested in ARS, a majority of which are issued by municipal entities, rated AAA by a major credit rating agency and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days. The underlying securities have stated or contractual maturities that are generally greater than one year. Through mid-February 2008, every auction reset date of the ARS held by us was successful. In mid-February, overall market liquidity concerns resulted in the failure of a majority of the auctions in the ARS markets. In the following month, approximately one-fifth of the auctions for ARS we held were successful. However, the overall ARS market has continued to deteriorate and the ARS held by us have failed in every auction since mid-March.

We determined the fair value of our ARS at March 31, 2008 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. Our analysis resulted in a decrease in fair value of ARS totaling $1.5 million as of March 31, 2008. Of the $1.5 million decrease, $1.3 million was associated with ARS that we may be required to sell the prior to the resumption of successful auctions or other liquidity events. As a result, the $1.3 million was deemed to be other-than-temporary and recorded as an impairment charge to other expense in the three months ended March 31, 2008. The remaining $0.2 million is associated with our ARS holdings for which issuers have announced or completed redemptions of some or all of such ARS. As a result, we deemed the decrease in the fair value of those ARS as temporary and recorded a $0.2 million unrealized loss to accumulated other comprehensive loss. Our analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in impairments in future periods.

Based on our expected cash usage and our balance of cash and other investments, we do not anticipate the current illiquidity of these investments will affect our ability to operate our business as usual for at least 12 months. However, there can be no assurance as to the timing of when, or if the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs. If we are unable to liquidate our ARS to obtain funds when needed we may be unable to fund our operations.

	March 31,	December 31.
	2008	2007
	(in thousands)
Cash, cash equivalents, short-term investments	$148,313	$168,337
Working capital	$110,860	$139,114
Long-term investments	$26,828	$15,655

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$(7,034)	$(2,984)
Investing activities	$(14,902)	$(61,013)
Financing activities	$23	$(85)
Capital expenditures (included in investing activities above)	$(469)	$(739)

Net cash used in operating activities for the three months ended March 31, 2008 primarily reflects the net loss for the period, which was reduced in part by non-cash activities including stock-based compensation, an other-than-temporary impairment charge related to our investments in ARS, depreciation and amortization, as well as a decrease in prepaid expenses and other current assets, and changes in operating assets and liabilities due to timing of payments made in connection with our Phase 3 clinical trials for Hematide.  Net cash used in operating activities for the three months ended March 31, 2007 primarily reflects the net loss for the period and a $10 million milestone payment received from Takeda, which was reduced in part by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities. Net cash used in investing activities for the three months ended March 31, 2008 and 2007 was primarily related to net purchases of investments and, to a lesser extent, purchase of property and equipment. Net cash provided by financing activities for the three months ended March 31, 2008 was primarily attributable to the proceeds from issuance of common stock upon exercise of stock options offset by principal payments under the capital lease obligations.  Net cash used in financing activities for the three months ended March 31, 2007 was primarily attributable to principal payments under the capital lease obligations.

Our future contractual obligations, including financing costs, at March 31, 2008 were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized lease obligations	$81	$81	$—	$—	$—
Operating lease obligations	18,156	2,533	5,289	5,778	4,556
Total fixed contractual obligations	$18,237	$2,614	$5,289	$5,778	$4,556

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

Under the agreement, we also engaged Nektar for the manufacture and supply of our requirements of bulk poly(ethylene) glycol reagent for the manufacture of Hematide. This relationship is managed by a managing committee formed by representatives from both us and Nektar. Nektar is obligated to engage a third-party manufacturer in the event of Nektar’s failure (as defined in the agreement) to supply reagent. This agreement expires, on a country-by-country basis, upon the expiration of our royalty payment obligations. The agreement may be terminated by either party for the other party’s material breach provided that such other party has been given a chance to cure such breach, or by Nektar if we challenge the validity or enforceability of any patents licensed thereunder.

In September 2006, we entered into an operating lease for additional office space in Palo Alto, California. The lease commenced in November 2006 and terminates in December 2010. The total square footage covered by the new lease is 30,630 square feet, of which we leased 15,315 square feet starting in November 2006 and the remaining 15,315 square feet starting in September 2007.

In December 2006, we entered into an extension of the operating lease for office space in Palo Alto, California. The lease extension commenced in October 2007 and terminates in September 2014. The total square footage covered by the lease extension is 84,460 square feet, of which we leased 53,830 square feet starting in October 2007 and the remaining 30,630 square feet will be leased starting in January 2011.

Our future capital requirements will depend on many forward looking factors and are not limited to the following:

•                    the initiation, progress, timing and completion of preclinical studies and clinical trials for Hematide;

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

•                    cost of procuring clinical and commercial supplies of Hematide and future product candidates, if any; and

•                    the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We believe that the existing cash, cash equivalents and investments together with the interest thereon, will enable us to maintain our currently planned operations through at least 12 months. However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide. There can be no assurance we can raise the additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. We have elected to focus on Hematide, and as a result reduced our research capabilities and efforts, including the elimination of certain research programs. If we are unable to raise additional funds when needed we could be required to further delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.  Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements, or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS

No. 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our financial statements.

Off-Balance Sheet Arrangements

There were no significant off-balance sheet arrangements at March 31, 2008.

Item 3.                          Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk is confined to our cash, cash equivalents and investments. We do not use derivative financial instruments in our investment portfolio.  The goals of our investment policy are preservation of capital, fiduciary control of cash and investments and fulfillment of liquidity needs. However, as of March 31, 2008, we had $26.8 million invested in ARS, a majority of which are issued by municipal entities, rated AAA by a major credit rating agency and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Based on overall market liquidity concerns, we determined that there was a decrease in fair value of ARS totaling $1.5 million as of March 31, 2008.

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

Foreign Exchange Risk

We have no investments denominated in foreign currencies, and therefore our investments are not subject to foreign currency exchange risk. At each quarter end, we may have liabilities for costs incurred by overseas suppliers of goods or services and clinical trial programs that are denominated in foreign currencies that are not hedged because of their small size, uncertainty of payment date, and/or short time until settlement. An increase or decrease in exchange rates on these unhedged exposures may affect our operating result.

Item 4.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2008. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

Item 4T.                  Controls and Procedures

Not applicable.

PART II—OTHER INFORMATION

Item 1.                          Legal Proceedings

J&J Intellectual Property Dispute

We have initiated binding arbitration and related litigation with certain subsidiaries of Johnson & Johnson, or J&J, over ownership of intellectual property related to erythropoietin receptor, or EPO-R, agonists (compounds capable of binding to and activating the EPO-R). This intellectual property is the subject of a number of U.S. and international patents and patent applications assigned to Affymax and J&J, including a U.S. patent currently assigned to J&J, several U.S. patents currently assigned to us and a European patent application currently assigned to J&J. See ‘‘Risk Factors—Risk Related to Our Business.’’ In this section, we refer to the patents and patent applications subject to the arbitration collectively as the ‘‘intellectual property in dispute.’’ We believe that we are the sole owner or co-owner of the intellectual property in dispute, including a European patent application currently naming J&J as sole owner that may issue in the near future and relates to specified ESA peptide compounds. J&J, on the other hand, alleges that they are the sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which we are currently named as sole owner that relate to specified peptide compounds.

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

The Research and Development Agreement with J&J

In April 1992, Affymax N.V. (a different company from us) entered into a three-year Research and Development Agreement, which we refer to as the “R&D Agreement,” with a division of Ortho Pharmaceutical Corporation, a subsidiary of J&J. In 2001, we assumed the rights and obligations of Affymax N.V. under the R&D Agreement and acquired rights to patents and patent applications that comprise much of the intellectual property in dispute.

Under the R&D Agreement, J&J provided Affymax N.V. research funding and Affymax N.V. sought to discover compounds directed at the EPO receptor. The R&D Agreement provided for us to retain rights to our existing technology and identified as our technology our methodologies for creating peptide sequence ‘‘libraries,’’ each of which contained billions of different peptide sequences, and methodologies that could be used to determine which if any of the peptide sequences contained in a library would bind to an identified receptor. The R&D Agreement further provided for any invention made by either party to be the property of the party making the invention and that joint inventions would be jointly owned.

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

Item 1A.                 Risk Factors

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

Hematide, an ESA, is a new chemical entity and currently our only product candidate. We are conducting Phase 3 clinical trials for the treatment of anemia associated with chronic renal failure. In order to commercialize Hematide, we will be required to conduct clinical trials to establish that Hematide is safe and effective which may not succeed and to obtain regulatory approvals which we may fail to do.  We do not know, and are unable to predict, whether we will be able to successfully enroll patients or to otherwise execute the Phase 3 clinical trials in a timely or effective manner.

The FDA, the medical community and others have recently raised significant safety concerns relating to commercially available ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. The FDA recently required revised warnings, including black box warnings, be added to labels of currently marketed ESAs advising physicians to monitor hemoglobin levels and to use the lowest dose of ESA to increase the hemoglobin concentration to the lowest level sufficient to avoid the need for red blood cell transfusions. The FDA also issued a public health advisory re-evaluating the safe use of the ESA class and convened its Oncology Drugs Advisory Committee (ODAC) in May 2007 to consider recent information on risks associated with ESAs for use in the treatment of anemia in cancer patients. The ODAC recommended that the FDA institute restrictions on the usage of currently marketed ESAs, including limitations on the treatment of certain types of cancer and the duration of treatment.   The FDA also convened a joint meeting in September 2007 of the Cardiovascular and Renal Drugs advisory committee and the Drug Safety and Risk Management advisory committee to review the risks and benefits of ESAs.  The FDA approved revised black box warnings and other safety-related product labeling changes for currently marketed ESAs during 2007 and 2008.  In addition, the FDA convened another ODAC meeting in March 2008 to review data from more recent clinical trials with breast cancer patients and cervical cancer patients using currently marketed ESAs, and to consider additional action. The ODAC recommended the use of informed consents and further restrictions on the use of currently marketed ESAs for the treatment of chemotherapy-induced anemia, including the exclusion of patients with metastatic breast or head and neck cancer as well as those cancer patients potentially receiving curative treatment.  We cannot predict what further action, if any,  the FDA may take which may include, among others, further label restrictions in specific tumor types or the lowering of target hemoglobin levels, or even the removal of indications from the label altogether.  Further, regardless of whether the FDA takes additional action or not, the Centers for Medicare and Medicaid Services, or CMS, and private payors may still decide separately to lower or discontinue reimbursement.

The controversy surrounding ESAs and FDA concerns may negatively affect patient enrollment and the cost, scope, size, risk or timing of our clinical trials, increase the risk of achieving regulatory approval, and significantly

delay commercialization of Hematide.   The market for ESAs has been significantly reduced and is likely to negatively impact the commercial potential of Hematide.

Our clinical development program for Hematide may not lead to a commercial drug either because we fail to demonstrate that it is safe and effective in clinical trials and we therefore fail to obtain necessary approvals from the FDA, and similar foreign regulatory agencies, or because we have inadequate financial or other resources to advance Hematide through the clinical trial process. Any failure to obtain approval of Hematide would have a material and adverse impact on our business as we would have to incur substantial expense and it would take a significant amount of time and resources to bring any future product candidate to market, if ever.

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

Hematide is at an earlier stage of development for chemotherapy-induced anemia in comparison to our renal program and as part of our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, Takeda has assumed primary responsibility for regulatory and clinical development activities related to the worldwide oncology program. Takeda has recently initiated a Phase 1 clinical trial for the treatment of chemotherapy-induced anemia in prostate, breast, and non-small cell lung cancer patients in the U.S. The safety concerns surrounding ESAs has had a significant negative impact on the timing, and development of the Hematide oncology program and may adversely impact Takeda’s or our interest or ability in pursuing this program.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or sustain profitability.

We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At March 31, 2008, we had an accumulated deficit of $227.4 million. We have funded our operations to date principally from the sale of our securities and from payments by Takeda under our collaboration agreements. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, prepare for commercialization of Hematide, potentially begin new research and development programs and add the necessary infrastructure to support operating as a public company. Our ability to generate revenue depends heavily on our ability to successfully develop and secure regulatory approval for, and commercially launch, our product candidate, Hematide.  If due to lengthy and complicated development, clinical and regulatory requirements or any other reason, we are unable to commercialize Hematide, it will be a long time before we will be able to commercialize any future product candidates, if ever.

Even if we receive regulatory approval of Hematide, we must successfully commercialize Hematide before we can become profitable. We anticipate that it will be at least several years before we can commercialize Hematide and we expect to incur substantial expenses associated with our commercialization efforts as well as share in those of Takeda’s even prior to obtaining approval of Hematide as well as thereafter. Accordingly, we may never generate significant revenues and, even if we do generate revenues, we may never achieve or sustain profitability.

Hematide will require extensive additional clinical evaluation, regulatory approval, significant marketing efforts and substantial investment before they can provide us or our partners with any revenue. If we or our partners are unable to develop and commercialize Hematide or even if we receive marketing approval for Hematide, sales revenue therefrom may be insufficient, and we may not achieve or sustain profitability, and we may be unable to continue our operations.

A portion of our investments consists of auction rate securities, or ARS, and the market for those securities has recently failed to provide liquidity, and if such illiquidity continues, may negatively impact our operations.

Since mid-March 2008, the overall ARS market has continued to deteriorate and our ARS have failed in every auction. Although we do not currently need to liquidate these securities, we recorded a $1.5 million reduction of fair value of ARS of which $1.3 million was recorded as an impairment charge in the first quarter of 2008. As of March 31, 2008, we have a remaining balance of $26.8 million invested in ARS.  Our valuation analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in additional impairments in future periods.  There can be no assurance as to the timing of when, or if the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs. If we are unable to liquidate our ARS to obtain funds when needed we may be unable to fund our operations.

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

Hematide has not been approved or commercialized for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not prescribe Hematide, in which case we would not generate revenue or become profitable. In particular, the therapeutic indications targeted by Hematide has been served by our competitors’ products for many years. These products may now be said to be the standard of care, and it may be difficult to encourage healthcare providers to switch from products with which they and their patients have become comfortable.

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

In addition, market acceptance of Hematide by physicians, healthcare payors and patients will depend on a number of additional factors, including:

•       the clinical indications for which Hematide is approved;

•       acceptance by physicians and patients of Hematide as a safe and effective treatment;

•       perceived advantages over alternative treatments;

•       the cost of treatment in relation to alternative treatments;

•       the availability of adequate reimbursement by third parties;

•       the continued use of ESA treatments generally for anemia;

•       relative convenience and ease of administration; and

•       the prevalence and severity of side effects.

Competition in the pharmaceutical industry is intense. If our competitors are able to develop and market products that are more effective, safer or less costly than Hematide, our commercial opportunity will be reduced or eliminated.

We face competition from established and emerging pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer side effects or are less expensive than Hematide or any other future products that we may develop and commercialize. In addition, significant delays in the development of Hematide could allow our competitors to bring new products to market before we do and impair our ability to commercialize Hematide. Competitors may also reduce the price of their ESAs in order to gain market share. These price reductions could force us to lower the price of Hematide in order to compete effectively, resulting in lower revenues and reduced margins on the sales of Hematide.

We anticipate that, if approved, Hematide would compete with EPOGEN and Aranesp, which are both marketed by Amgen, PROCRIT, which is marketed by Ortho Biotech Products, L.P. (a subsidiary of J&J), NeoRecormon and Mircera, currently marketed outside the U.S. by Roche. Aranesp is approved for once-monthly dosing for treatment of anemia in pre-dialysis patients in Europe. In the U.S., Amgen is reportedly in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in pre-dialysis patients. If Amgen is successful in obtaining approval for once-monthly dosing, the market for Hematide may be decreased. In addition, Roche’s Mircera has recently received approval in Europe.  Mircera reportedly has greater plasma stability and is longer acting than any rEPO product that is currently on the market. Roche and Amgen are currently engaged in patent litigation.  Mircera has recently been found to infringe several U.S. patents owned by Amgen.  In February 2008, a preliminary injunction was issued enjoining Roche from selling Mircera in the U.S., but no permanent injunction was issued.  Pending further proceedings, Roche is not yet permanently enjoined from launching Mircera in the U.S. and the court left open the possibility of a new order that would permit Roche to import and sell Mircera in the U.S. subject to certain conditions. If no permanent injunction is granted or if the court permits sales of Mircera by Roche, even under specified conditions, Mircera may enter the market before Hematide. Because of its ability to be longer acting than currently marketed ESAs, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide. If Roche successfully appeals the decision, or if Amgen is unsuccessful in maintaining an injunction or if Amgen is required to grant a license to Roche, Mircera may enter the market before Hematide. Because of its ability to be longer acting, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide. Another potential competitor, FibroGen, Inc., or FibroGen, is developing small molecules designed to promote the production of greater levels of naturally-occurring EPO in patients. The introduction of generics into the ESA market, or new market entrants, could also prove to be a significant threat to us as it could not only limit the market for Hematide, but could also drive down the price of ESAs.

Most of these competitors have substantially greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Current marketers of ESAs also have the ability to bundle sales of existing ESA products with their other products, potentially disadvantaging Hematide, which we plan to sell on a stand-alone basis. Established pharmaceutical and large biotechnology companies may invest heavily to discover and develop novel compounds or drug delivery technology that could make Hematide obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through strategic partnerships with large and established companies. These third parties may compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Our competitors may succeed in obtaining patent or other intellectual property protection, receiving FDA approval, or discovering, developing and commercializing products before we do.

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

Any failure or delay in completing clinical trials for Hematide could severely harm our business.

Hematide, as well as any other product candidate we choose to pursue, must undergo extensive preclinical studies and clinical trials as a condition to regulatory approval. Preclinical studies and clinical trials are expensive and take many years to complete. We estimate that clinical trials and related regulatory review for Hematide will continue for at least four years for the renal program, but could take significantly longer to complete.  Hematide is at an earlier stage of development for chemotherapy-induced anemia in comparison to our renal program and would take many more years of development prior to commercialization, if ever. The completion of clinical trials for Hematide may be delayed or halted for many reasons, including:

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

•       poor effectiveness or safety concerns during clinical trials;

•       the failure of patients to complete clinical trials due to side effects, dissatisfaction with Hematide or other reasons;

•       governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; and

•       varying interpretation of data by FDA and similar foreign regulatory agencies.

Clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial and competing clinical trials. Patients participating in the trials may not live through completion of the trial or may suffer adverse medical effects unrelated to treatment with Hematide. The results from preclinical testing and prior clinical trials may not be predictive of results obtained in later and larger clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing promising results in earlier clinical trials. Our failure to adequately demonstrate the safety and effectiveness of Hematide will prevent us from receiving regulatory approval and negatively impact our business.

It is possible that Hematide will not complete clinical trials in any markets.  We also do not know and are unable to predict whether the data arising from the clinical trials for Hematide will be satisfactory to the FDA and, if not, whether the FDA will require us to conduct additional trials or alter the scope, size or design of such trials, which could result in additional delays in bringing Hematide to market, if ever. Accordingly, we may not receive the regulatory approvals needed to market Hematide. Any failure or delay in completing clinical trials would delay commercialization of Hematide and severely harm our business and financial condition.

Hematide is our only product candidate and we may not develop any other product candidates for the foreseeable future.

Hematide is the main focus of our business, which we expect to be the case for the foreseeable future. Accordingly, until we are able to obtain additional financing and resources to develop and commercialize Hematide, we are unlikely to be able to successfully discover or develop any other product candidates. We have elected to focus on Hematide, and as a result reduced our research capabilities and efforts, including the elimination of certain research programs. We have limited ability and resources to pursue  internal research programs and strategic collaborations for the development of new products. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including, but not limited to, the following:

•       the financial and internal resources may be insufficient and are needed for Hematide;

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

•       a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or

•       a product candidate may not be accepted by patients, the medical community or third-party payors.

If we fail to maintain our existing collaboration with Takeda, such termination would likely have a material adverse effect on our ability to continue to develop Hematide and our business.  If we fail to enter into new, strategic collaborations with other future product candidates we pursue, we may have to reduce or delay our product candidate development efforts or increase our expenditures.

Strategic collaborations for development of Hematide and any other future product candidates, if any, we decide to pursue are an important part of our business model. If we are not able to maintain our existing collaboration with Takeda to develop and commercialize Hematide, our business could be severely adversely affected. Takeda has the ability to terminate each of the collaboration agreements upon an uncured material breach by us or even in the absence of a material breach after the second anniversary of the effective date of such agreement with six-months’ notice.  Currently, Takeda could provide us notice of termination of either or both of our collaboration agreements, which would likely have a material adverse effect on the advancement of our Hematide program and our business.  Through the collaboration, Takeda currently provides development funding and services, and is expected to pay us milestone payments upon the completion of certain events, all of which would be unavailable to us in the case of an early termination of the collaboration.

 In addition, if we fail to maintain the Takeda collaboration or establish and maintain additional strategic collaborations for any other potential product candidates that we may pursue:

•       the development of Hematide or future product candidates may be terminated or delayed;

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

Reimbursement may not be available for Hematide, which would materially diminish our sales and our ability to sell our products profitably.

Market acceptance and sales of Hematide will depend on reimbursement policies and may be affected by future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for Hematide. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, Hematide. We have not commenced efforts to have our Hematide reimbursed by government or third-party payors. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize Hematide.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell Hematide profitably. These proposals include prescription drug benefit proposals for Medicare beneficiaries and measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control. Legislation creating a prescription drug benefit and making certain changes in Medicaid reimbursement has recently been enacted. In particular, in December 2003, President Bush signed into law new Medicare prescription drug coverage legislation that changes the methodology used to calculate reimbursement for certain drugs such as Hematide. In addition, the legislation directs the Secretary of Health and Human Services to contract with procurement organizations to purchase physician-administered drugs from the manufacturers and provides physicians with the option to obtain drugs through these organizations as an alternative to purchasing from the manufacturers, which some physicians may find advantageous.

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

CMS currently reimburses healthcare providers for use of ESAs at ASP plus 6%. In the future, CMS may reimburse ESAs under methods other than ASP plus 6%, including capitation, a method that reimburses providers a fixed amount per patient regardless of the level of service provided or dose of ESAs administered. We cannot guarantee that Hematide will be reimbursed by CMS to incentivise physician adoption.  In fact, a capitated reimbursement payment methodology may create incentives for lower utilization or dosing of ESAs, including Hematide.

If we fail to obtain additional financing, we will be unable to complete the development and commercialization of Hematide.

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to:

•       complete the Phase 3 clinical trials for the Hematide renal program and other clinical development of Hematide;

•       prepare to launch and commercialize Hematide, including building our own commercial organization and sales force to address certain markets; and

•       develop, license or acquire additional product candidates.

We believe that existing cash, cash equivalents and investments and the interest thereon, will enable us to maintain our currently planned operations through at least 12 months.  However, we expect that additional capital will need to be raised to complete the development and commercialization of Hematide.

To date, our sources of cash have been limited primarily to the proceeds from the sale of our securities to private and public investors and payments by Takeda under our collaboration agreements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional funds when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of Hematide.

We rely on third parties to conduct preclinical and clinical trials for Hematide, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain the necessary regulatory approvals.

We rely on contract research organizations, contractors and other third parties to assist us in managing, monitoring and otherwise conducting clinical trials. We compete with larger companies for the resources of these third parties.

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

We may not be able to maintain our relationships with these contract research organizations or contractors on acceptable terms. These third-parties generally may terminate their engagements with us at any time and having to enter into alternative arrangements would delay development and commercialization of Hematide. As a result, we can control their activities only within certain limits, and they will devote only a certain amount of their time to Hematide.

If these third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols or regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of Hematide.

Our dependence upon third parties for the manufacture and supply may cause delays in, or prevent us from, successfully developing and commercializing Hematide.

We do not currently have the infrastructure or capability internally to manufacture the Hematide needed to conduct our clinical trials. We have entered into agreements with contract manufacturers to produce our clinical supplies of Hematide; however, we do not have all of our long-term supply arrangements established. Hematide is a new chemical entity and the manufacturing process for commercial scale production remains to be validated at any manufacturer in accordance with applicable regulatory guidelines and as such, there are risks associated with the full scale manufacture of the drug substance, which could include: cost overruns, process scale-up, process reproducibility, stability issues and timely availability of raw materials, as well as regulatory issues. Further, some of these arrangements, including the provision of bulk poly(ethylene) glycol reagent for the manufacture of Hematide from Nektar Therapeutics AL, Corporation, or Nektar, are currently single-sourced, leaving us more susceptible to supply interruptions and potential delays.  We have transferred responsibility of manufacture of Hematide finished product to Takeda and we therefore have limited control and ability to address risks associated with that portion of the Hematide manufacturing process. Any of these risks may prevent or delay us from successfully developing Hematide.

For the foreseeable future, we expect to continue to rely on contract manufacturers, partners and other third parties to produce sufficient quantities of Hematide for use in our clinical trials. If our contract manufacturers or other third parties fail to deliver materials for the manufacture of Hematide or Hematide itself for clinical use or for our registration stability studies on a timely basis, with sufficient quality and at commercially reasonable prices, and if we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or our planned NDA filing or otherwise discontinue development and production.

We, our third-party manufacturers and our partners are required to comply with applicable FDA manufacturing practice regulations. If one of our third-party manufacturers fails to maintain compliance with these regulations, the production of Hematide could be interrupted, resulting in delays and additional costs. Additionally, our third-party manufacturers must pass a pre-approval inspection before we can obtain regulatory approval for Hematide. If for any reason these third parties are unable or unwilling to perform under our agreements or enter into new agreements with us, we may not be able to locate alternative manufacturers or enter into favorable agreements with them in an expeditious manner. We could also experience manufacturing delays if our third-party manufacturers give greater priority to the production of other products over Hematide. Any inability to acquire sufficient quantities of Hematide or components thereof in a timely manner from third parties could delay clinical trials or result in product shortages and prevent us from developing and commercializing Hematide in a cost-effective manner or on a timely basis.

The commercial success of Hematide depends in part on the development and marketing efforts of Takeda, over which we have limited control. If our collaboration are unsuccessful, our ability to develop and commercialize products through our collaborations, and to generate future revenue from the sale of these products, would be significantly reduced.

Our dependence on Takeda for our global collaboration with Hematide and our other collaboration arrangements, subjects us to a number of risks. Our ability to develop and commercialize drugs that we develop with our collaboration partners depends on our collaboration partners’ abilities to establish the safety and efficacy of Hematide, obtain and maintain regulatory approvals and achieve market acceptance of Hematide once commercialized. Under our collaboration with Takeda, we co-develop  and co-commercialize Hematide in the U.S.  Because we share responsibility with Takeda for clinical development activities in the U.S., the progress of the Hematide program, particularly for the chemotherapy-induced anemia indication, is dependent on the efforts of Takeda.  Takeda holds an exclusive license to develop and commercialize Hematide outside of the U.S. and any progress and commercial success in those territories is dependent solely on Takeda’s efforts and commitment to the program.  Takeda may elect to delay, reduce or terminate development efforts relating to Hematide, independently develop products that compete with Hematide, or fail to commit sufficient resources to the marketing and distribution of Hematide. Competing products, either developed by our collaboration partners or to which our collaboration partners have rights or acquire in the future, may result in our partners’ withdrawal of support for Hematide.

In the event that Takeda fails to diligently develop or commercialize Hematide, we may have the right to terminate our partner’s rights but we will not receive any future revenue from Hematide unless we are either able to find another partner or to commercialize Hematide on our own, which is likely to result in significant additional expense and delay. Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of Takeda to complete its obligations under our collaboration agreements. If Takeda fails to perform in the manner we expect, our potential to develop and commercialize products Hematide and to generate future revenue would be significantly reduced. If a conflict of interest arises between us and Takeda, it may act in its own self-interest and not in the interest of our company or our stockholders. If Takeda were to breach or terminate the collaboration agreements with us or otherwise fail to perform its obligations thereunder in a timely manner, the preclinical or clinical development or commercialization of Hematide could be delayed or terminated.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of Hematide and any other product candidates we may pursue, their use and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to protect Hematide from unauthorized making, using, selling, offering to sell or importation by third parties is dependent upon the extent to which we have rights under valid and enforceable patents, or have trade secrets that cover these activities.

We have licensed from third parties rights to numerous issued patents and patent applications. The rights that we acquire from licensors or collaborators are protected by patents and proprietary rights owned by them, and we rely on the patent protection and rights established or acquired by them. The remaining patent terms may not provide meaningful protection. Moreover, third parties may challenge the patents, patent applications and other proprietary rights held by our licensors or collaborators. We generally do not unilaterally control the prosecution of patent applications licensed from third parties. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we may exercise over internally developed intellectual property.

Even if we are able to obtain issued patents, any patent may be challenged, invalidated, held unenforceable or circumvented. The existence of a patent will not necessarily protect us from competition or from claims of a third party that our products infringe their issued patents. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. The biotechnology patent situation outside the U.S. is even more uncertain. Competitors may successfully challenge our patents, produce similar drugs or products that do not infringe our patents, or produce drugs in countries where we have not applied for patent protection or that do not respect our patents. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our licensed patents, in our patents or in third-party patents or applications therefor.

The degree of future protection to be afforded by our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•       others may be able to make similar compounds but that are not covered by the claims of our patents, or for which we are not licensed under our license agreements;

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

Our ability, and that of our commercial partners, to commercialize any approved product will depend, in part, on our ability to obtain patents, enforce those patents and operate without infringing the proprietary rights of third parties. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. We have filed multiple U.S. patent applications and foreign counterparts related to Hematide and other programs as well as underlying platform technologies and may file additional U.S. and foreign patent applications related thereto. There can be no assurance that any issued patents we own or control will provide sufficient protection to conduct our business as presently conducted or as proposed to be conducted, that any patents will issue from the patent applications owned by us, or that we will remain free from infringement claims by third parties.

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

Our ongoing litigation is described in the section entitled “Legal Proceedings.” We have incurred substantial expense as a result of our litigation and arbitration proceedings and we expect to incur even greater expense in the future. In addition, any future patent litigation, interference or other administrative proceedings will result in additional expense and distraction of our personnel. An adverse outcome in such litigation or proceedings may expose us or our collaborators to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties on commercially acceptable terms or at all. In addition, we may be restricted or prevented from manufacturing, developing or commercializing Hematide or from developing, manufacturing and selling any future products in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. If it is determined that we have infringed an issued patent, we could be compelled to pay significant damages, including punitive damages.

Virtually all of our competitors are able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations, in-license technology that we need, out-license our existing technologies or enter into collaborations that would assist in commercially exploiting any technology.

If we are unable either to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will be unable to commercialize Hematide successfully.

We currently have no sales, marketing or distribution capabilities. To commercialize Hematide, we must either develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market Hematide directly, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Factors that may inhibit our efforts to commercialize Hematide directly or indirectly with Takeda include:

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

If we, or Takeda through our collaboration, are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing Hematide, which would adversely affect our business and financial condition. To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market Hematide, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control. In that event, our product revenues would likely be lower than if we marketed and sold our products directly.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop, conduct our clinical trials and commercialize Hematide or any other future product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Arlene Morris, our President and Chief Executive Officer, and Dr. Anne-Marie Duliege, our Chief Medical Officer. The loss of services of Ms. Morris, Dr. Duliege, or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of Hematide.

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

As we advance Hematide through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize Hematide and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts effectively, manage our clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

Our operations may be adversely impacted by our exposure to risks related to foreign currency exchange rates.

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

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of Hematide.

The research, testing, manufacturing, selling and marketing of drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, and regulations may differ from country to country. Neither we nor Takeda is permitted to market Hematide in the U.S. until we receive approval of a New Drug Application, or NDA, from the FDA. We have not received marketing approval for Hematide.  Further, we have not previously prepared an NDA submission, which involves compliance with governmental regulations and successful completion of a number of significant and complicated undertakings for which we do not have any prior experience implementing.  Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve pending NDAs or supplements to approved NDAs.

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

Even if we receive regulatory approval for Hematide, we will be subject to ongoing FDA obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize Hematide.

Any regulatory approvals that we or Takeda receive for Hematide may also be subject to limitations on the indicated uses for which the product may be marketed, or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves Hematide, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of Hematide. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and we may not achieve or sustain profitability.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad through our Takeda collaboration.

We intend to co-market Hematide in the U.S, and have exclusively licensed Takeda to develop Hematide in international markets. In order to market Hematide in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. Foreign regulatory approvals may not be obtained on a timely basis, if at all. We or Takeda, as part of our Hematide collaboration, may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Foreign governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market Hematide in the U.S. and, through our Takeda collaboration, in foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of Hematide to other available therapies or a clinical trial that studies pharmacoeconomic benefits. If reimbursement of Hematide is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Hematide.

We face an inherent risk of product liability as a result of conducting clinical trials and will face an even greater risk if we commercialize Hematide. We may be held liable if any product we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Hematide. Even successful defense would require significant financial and management resources. Regardless of the merit or eventual outcome, liability claims may result in:

•       decreased demand for Hematide;

•       injury to our reputation;

•       withdrawal of clinical trial participants;

•       costs of related litigation;

•       diversion of management’s attention and resources;

•       substantial monetary awards to patients;

•       product recalls;

•       loss of revenue; and

•       the inability to commercialize Hematide.

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

The trading price of our common stock has been highly volatile.  For the 52 weeks ended April 30, 2008, the price ranged between a high of $40.24 per share and a low of $13.14 per share.  Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•       actual or anticipated actions taken by regulatory agencies with respect to ESAs generally or specifically as to Hematide;

•       new products or services introduced or announced by us or our collaboration partners, or our competitors, including Roche’s Mircera, and the timing of these introductions or announcements;

•       developments in the Amgen patent infringement litigation and Roche’s potential to launch Mircera;

•       issuance of patents to competitors, including the expected issuance of patents to J&J in Europe;

•       developments in our litigation with J&J, including both substantive and procedural rulings by the arbitration panel;

•       actual or anticipated results from, and any delays in, our clinical trials;

•       actual or anticipated regulatory approvals of Hematide or competing products;

•       actions taken by regulatory agencies with respect to clinical trials, manufacturing process or sales and marketing activities;

•       changes in laws or regulations applicable to Hematide, including but not limited to clinical trial requirements for approvals;

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We have in the past identified material weaknesses in the operation of our internal controls over financial reporting, as defined in Public Company Accounting Oversight Board Standard No. 2.  Although we believe these material weaknesses have been fully remediated and none were identified as of December 31, 2007, we cannot assure you that material weaknesses will not be identified in future periods. There can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting in future periods. If we do experience a material weakness in future periods, then investor confidence, our stock price and our ability to obtain additional financing on favorable terms could be adversely affected.

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

These provisions include:

•       authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

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

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-136125) and a Registration Statement on Form S-1 filed pursuant to Rule 462(b) (File No. 333-139363) that were declared effective by the Securities and Exchange Commission on December 14, 2006. We registered 4,255,000 shares of our common stock for an aggregate offering price of $106,375,000, all of which were sold. After deducting expenses, we received net offering proceeds of approximately $96 million from our initial public offering. As of March 31, 2008, we had invested the aggregate net proceeds of approximately $96 million from our initial public offering in investment accounts.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

The following table provides information relating to repurchases of our common stock in the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2008 - January 31, 2008	—	$—	N/A	N/A
February 1, 2008 - February 29, 2008	—	$—	N/A	N/A
March 1, 2008 - March 31, 2008	—	$—	N/A	N/A
Total	—	$—	N/A	N/A

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

(1)          Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, as amended, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.

(2)          Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMAX, INC.

	By:	/s/ ARLENE M. MORRIS
Dated: May 8, 2008		Arlene M. Morris
President, Chief Executive Officer and Member of the
Board of Directors

	By:	/s/ PAUL B. CLEVELAND
Dated: May 8, 2008		Paul B. Cleveland
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

(1)

Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, as amended, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.

(2)	Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.