Form 10-Q
period 2008-06-30
AFFYMAX INC
filed 2008-08-18
CIK 1158223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐		Accelarated filter ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 31, 2008, 15,223,771 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFYMAX, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$70,243	$108,215
Restricted cash	11	11
Short-term investments	70,740	60,122
Receivable from Takeda	17,701	15,331
Deferred tax assets	1,810	1,810
Prepaid expenses and other current assets	6,849	9,323
Total current assets	167,354	194,812
Property and equipment, net	6,090	4,470
Restricted cash	1,135	1,135
Long-term investments	21,640	15,655
Deferred tax assets, net of current	8,272	8,272
Other assets	1,378	1,448
Total assets	$205,869	$225,792

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,191	$9,348
Accrued liabilities	10,193	3,517
Accrued clinical trial expenses	13,460	2,473
Income taxes payable	—	739
Deferred revenue	45,326	39,488
Capitalized lease obligations, current	52	133
Total current liabilities	72,222	55,698
Deferred revenue, net of current	68,162	75,911
Long-term income tax liability	9,434	9,434
Capitalized lease obligations, net of current	—	8
Other long-term liabilities	714	556
Total liabilities	150,532	141,607
Contingencies (Note 5)

Stockholders’ equity
Common stock	15	15
Additional paid-in capital	301,741	296,035
Deferred stock-based compensation	(16)	(28)
Accumulated deficit	(246,314)	(211,818)
Accumulated other comprehensive loss	(89)	(19)
Total stockholders’ equity	55,337	84,185
Total liabilities and stockholders’ equity	$205,869	$225,792

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Collaboration revenue	$18,450	$9,654	$35,158	$16,972
License and royalty revenue	681	15	687	21
Total revenue	19,131	9,669	35,845	16,993
Operating expenses:
Research and development	30,877	14,730	56,313	26,588
General and administrative	7,863	6,195	15,331	11,527
Total operating expenses	38,740	20,925	71,644	38,115
Loss from operations	(19,609)	(11,256)	(35,799)	(21,122)
Interest income	1,115	2,917	3,092	5,932
Interest expense	(172)	(4)	(201)	(9)
Other income (expense), net	(249)	20	(1,588)	35
Loss before provision for income taxes	(18,915)	(8,323)	(34,496)	(15,164)
Provision for income taxes	—	925	—	1,255
Net loss	$(18,915)	$(9,248)	$(34,496)	$(16,419)
Net loss per share:
Basic and diluted	$(1.24)	$(0.62)	$(2.27)	$(1.10)
Weighted-average number of shares used in computing basic and diluted net loss per share	15,197	14,879	15,172	14,870

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(34,496)	$(16,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	630	464
Amortization of discount/premium on investments	59	(179)
Stock-based compensation expense	5,112	3,269
Gain on disposal of property and equipment	—	(15)
Other-than-temporary impairment on investments	1,559	—
Realized gain on investments	(4)	(27)
Changes in operating assets and liabilities:
Receivable from Takeda	(2,370)	236
Prepaid expenses and other current assets	2,474	1,549
Deferred tax assets	—	(326)
Other assets	70	(885)
Accounts payable	(6,157)	611
Accrued liabilities	6,682	264
Accrued clinical trial expenses	10,987	147
Income taxes payable	(739)	924
Deferred revenue	(1,911)	(1,543)
Other long term liabilities	158	851
Net cash used in operating activities	(17,946)	(11,079)
Cash flows from investing activities
Purchases of property and equipment	(2,256)	(1,875)
Purchases of investments	(98,796)	(143,512)
Proceeds from sales and maturities of investments	80,509	86,995
Proceeds from sale of property and equipment	6	15
Net cash used in investing activities	(20,537)	(58,377)
Cash flows from financing activities
Repurchase of common stock	—	(15)
Proceeds from issuance of common stock upon exercise of stock options	145	1
Proceeds from issuance of common stock under employee stock purchase plan	454	427
Issuance costs related to IPO	—	(30)
Principal payments under capital lease obligations	(88)	(144)
Net cash provided by financing activities	511	239
Net decrease in cash and cash equivalents	(37,972)	(69,217)
Cash and cash equivalents at beginning of the period	108,215	147,541
Cash and cash equivalents at end of the period	$70,243	$78,324
Noncash investing and financing activities
Change in unrealized gain (loss) on investments	(70)	(52)
Deferred stock-based compensation, net of cancellations	(227)	(208)

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

Reclassifications and Adjustments

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported net loss, total assets or stockholders’ equity.

The Company identified an overstatement of clinical trial expense of $0.3 million and $1.6 million in the three months ended March 31, 2008 and December 31, 2007, respectively.  As a result, clinical trial expense includes an out of period reduction of $1.9 million in the three and six months ended June 30, 2008 and collaboration revenue relating to reimbursement for these expenses by Takeda includes an out of  period reduction of $0.5 million in the same three and six month periods. The overstatements were immaterial to the financial statements for the year ended December 31, 2007 and therefore were corrected in the second quarter of 2008.

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments. At each balance sheet date presented, the Company’s other comprehensive loss consists solely of unrealized gains and losses on investments. Comprehensive loss for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(18,915)	$(9,248)	$(34,496)	$(16,419)
Change in unrealized gains (losses) on investments	3	(80)	(70)	(52)
Comprehensive loss	$(18,912)	$(9,328)	$(34,566)	$(16,471)

Concentration of Risk and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The Company deposits excess cash in accounts with major financial institutions in the United States. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any realized losses on its deposits of cash and cash equivalents. Although the Company’s guidelines for investment of its excess cash are designed to maintain safety and liquidity through its policies on diversification and investment maturity, as of June 30, 2008, the Company held $21.6 million of investments in auction rate securities (“ARS”) that have failed in auctions.

The Company has experienced significant operating losses since inception. At June 30, 2008, the Company had an accumulated deficit of $246.3 million. The Company has generated no revenue from product sales to date. The Company has funded its operations to date principally from collaboration agreements and the sale of securities. The Company expects to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the development and commercialization of Hematide. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

The Company’s accounts receivable balance contains billed and unbilled receivables in connection with our two separate collaboration agreements (the “Arrangement”) with Takeda Pharmaceutical Company Limited, or Takeda. The Company has not experienced any credit losses from its Arrangement with Takeda and none are expected.

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

Collaboration Revenue

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

The two collaboration agreements constituting the Arrangement with Takeda have been combined for accounting purposes due to their proximity of negotiation. The Company evaluated the multiple elements under the combined single arrangement in accordance with the provisions of EITF 00-21. As the Company was unable to determine the stand-alone value of the delivered elements and obtain verifiable objective evidence to determine the fair value of the undelivered elements, the Company concluded that there was a single unit of accounting.

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

License and Royalty Revenue

Royalties are recognized as earned in accordance with contract terms, when third-party results are reported and collectability is reasonably assured. Royalties received under agreements that were acquired by the Company in the 2001 spin out from GlaxoSmithKline (“Glaxo”) are recorded net of the 50% that the Company is required to remit to Glaxo.

Clinical Trial Expense

The Company records expense for estimated clinical study external costs, which are a significant component of research and development (“R&D”) expenses. These clinical trial costs were $15.5 million and $4.4 million during the three months ended June 30, 2008 and 2007, respectively, and $28.2 million and $8.2 million during the six months ended June 30, 2008 and 2007, respectively. Clinical studies are administered by third-party contract research organizations (“CROs”). CROs typically perform most of the total start-up activities for the trials, including document preparation, site identification pre-study visits, training as well as on-going program management. For the Phase 3 studies, which represent the vast majority of the clinical trial expense, the expense recorded is based on detailed reporting received from CROs and internal analyses. The Company accrues costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is based on internal estimates of activities using patient enrollment and contractual or estimated rates. For the Phase 2 studies, the expense is based on monthly activities such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred.

For all studies, CRO reporting is reviewed by the Company for appropriateness and adjustments are made as deemed necessary to ensure that the expenses reflect the actual effort incurred by the CROs. However, if the Company does not receive complete and accurate information from the vendors or underestimates activity levels associated with a study at a given point in time, the Company may have to record adjustments, including potentially significant additional R&D expenses in subsequent periods.

Based on additional reporting by one of the CROs, the Company recorded a change in estimate to decrease clinical trial expense by $0.7 million in the quarter ended June 30, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator:
Net loss	$(18,915)	$(9,248)	$(34,496)	$(16,419)
Denominator:
Weighted-average shares outstanding	15,201	14,897	15,177	14,891
Less: Weighted-average unvested shares subject to repurchase	(4)	(18)	(5)	(21)
Weighted-average number of shares used in computing basic and diluted net loss per share	15,197	14,879	15,172	14,870
Basic and diluted net loss per share	$(1.24)	$(0.62)	$(2.27)	$(1.10)

The following were excluded from the computation of diluted net loss per share for the periods presented because including them would have an antidilutive effect (in thousands):

	As of June 30,
	2008	2007
Options to purchase common stock	2,164	1,765
Common stock subject to repurchase	3	16
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	12	8
Restricted stock units	206	—
Warrants to purchase common stock	2	2

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently assessing the potential impact that the adoption of SFAS No. 162 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 162 will have on its financial statements.

Effective January 1, 2008, the Company adopted the provisions of EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires the Company to defer and capitalize nonrefundable advance payments for research and development activities. Such amounts will be recognized as expenses as the goods are delivered or the services are performed. If the Company does not expect the goods to be delivered or the services to be performed, the capitalized amounts should be expensed. The adoption of EITF No. 07-3 did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF No. 07-1”), which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. EITF No. 07-1 is effective retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of EITF No. 07-1 will have on its financial statements.

3.                 Stock-Based Compensation

The Company recognized stock-based compensation expense related to employee stock options, restricted stock units and stock purchase rights of $2.6 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively, and $4.7 million and $3.3 million for the six months ended June 30, 2008 and 2007, respectively, under SFAS No. 123(R). As of June 30, 2008, unrecognized compensation cost related to employee stock options and restricted stock units totaled $21.4 million. The cost is expected to be recognized over a weighted-average amortization period of 2.48 years.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity for the six months ended June 30, 2008:

Stock Options Outstanding	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price Per Share
Balances at December 31, 2007	876,405	2,099,116	$17.37
Additional shares authorized	680,803	—	—
Options granted	(164,900)	164,900	15.30
Options exercised	—	(53,478)	2.72
Options forfeited	38,969	(38,969)	24.75
Options cancelled	8,048	(8,048)	23.52
Restricted stock units forfeited	6,275	—	—
Stock repurchased	110	—	—
Balances at June 30, 2008	1,445,710	2,163,521	$17.42

The following table summarizes information about restricted stock unit activity for the six months ended June 30, 2008:

Restricted Stock Units Outstanding	Number of Shares	Weighted- Average Exercise Price Per Share
Nonvested shares at December 31, 2007	30,650	$21.74
Restricted stock units granted	181,625	14.20
Restricted stock units forfeited	(6,275)	16.00
Nonvested shares at June 30, 2008	206,000	$15.27

4.                 Investments and Fair Value Measurements

The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	As of June 30, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Corporate securities	$16,156	$10	$(22)	$—	$16,144
Certificates of deposit	1,497	—	(6)	—	1,491
Government securities	53,150	7	(52)	—	53,105
Total short-term investments	$70,803	$17	$(80)	$—	$70,740
Long-term investments:
Auction rate securities	$23,225	$—	$(26)	$(1,559)	$21,640

	As of December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate securities	$31,241	$10	$(29)	$31,222
Foreign securities	1,497	—	(3)	1,494
Certificates of deposit	9,703	4	(1)	9,706
Auction rate securities	17,700	—	—	17,700
Total short-term investments	$60,141	$14	$(33)	$60,122
Long-term investments:
Auction rate securities	$15,655	$—	$—	$15,655

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

The Company’s cash equivalents and investments, other than ARS, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities. The types of investments that are generally classified within Level 2 of the fair value hierarchy include corporate securities, certificates of deposits and U.S. government securities. The Company’s investments in ARS are classified within Level 3 of the fair value hierarchy because of the lack of observable inputs. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are generally greater than one year. Through mid-February 2008, every auction reset date of the ARS held by the Company was successful. In mid-February, overall market liquidity concerns resulted in the failure of a majority of the auctions in the ARS markets. In the following month, approximately one-fifth of the auctions for ARS held by the Company were successful. Based on the level of failed auctions through the filing date of the Company’s Annual Report on Form 10-K, the Company classified $15.7 million of ARS held as long-term investments as of December 31, 2007. The $15.7 million represented all ARS held as of December 31, 2007 that had not been sold as of February 29, 2008.

Since the filing of the Company’s Form 10-K for the year ended December 31, 2007, the overall ARS markets have continued to deteriorate and the ARS held by the Company have failed in all but a single auction. During the quarter ended June 30, 2008, the par value of the Company’s ARS holdings decreased $5.1 million to $23.2 million as a result of redemptions by the issuers and one partially successful auction. The Company’s sales or redemptions of ARS to date have not resulted in any loss of principal. The ARS held by the Company continue to pay interest, most recently in a range of 2-5%, though certain student loan issuances are temporarily at a zero coupon rate due to the particular interest provisions of the issuances. As of June 30, 2008, the Company’s $23.2 million of par value of ARS were comprised of $17.5 million of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program, $3.5 million of closed end preferred issuances and $2.2 million of other municipal issuances. The ARS held by the Company are rated AAA by a major credit rating agency, except for one ARS that is rated AA by a major credit rating agency. The student loan and municipal issuances have final maturity dates from 2017 to 2046 while the closed end preferred issuances have no final maturity date.

As a result of the continued auction market failures, quoted prices in active markets are not available. Due to the lack of observable inputs, the Company determined the fair value of its ARS at June 30, 2008 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, the Company included in its analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. The analysis is based on dynamic market conditions and changes in the Company’s assumptions could lead to a significant change in determined value. The Company’s analysis resulted in a decrease in fair value of ARS totaling $1.6 million as of June 30, 2008. Of the $1.6 million decrease, $26,000 was associated with the Company’s ARS holdings for which issuers have announced or completed redemptions of some or all of such ARS. As a result, the Company deemed the decrease in the fair value of those ARS as temporary and recorded a $26,000 unrealized loss to accumulated other comprehensive loss. The remaining decrease in fair value was associated with ARS that the Company may be required to sell prior to the resumption of successful auctions or other liquidity events. As a result, the remaining decrease in fair value of $1.6 million was deemed to be other-than-temporary and recorded as an impairment charge to other expense in the six months ended June 30, 2008.

The following table presents the Company’s investments measured at fair value on a recurring basis as of June 30, 2008 classified by the SFAS No. 157 valuation hierarchy (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$66,518	$64,523	$1,995	$—
Short-term investments:
Corporate securities	$16,144	$—	$16,144	$—
Certificates of deposit	1,491	—	1,491	—
Government securities	53,105	—	53,105	—
Total short-term investments	$70,740	$—	$70,740	$—
Long-term investments:
Auction rate securities	$21,640	$—	$—	$21,640

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the six months ended June 30, 2008 (in thousands):

Auction Rate Securities
Balance at January 1, 2008	$—
Transfers in and/or out of Level 3	36,405
Total unrealized losses
Included in net loss	(1,559)
Included in other comprehensive loss	(26)
Settlements	(13,180)
Balance at June 30, 2008	$21,640

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

In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel. In July 2007, the Company filed an opposition to J&J’s motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J can obtain limited discovery on Hematide, but that J&J cannot obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning. The arbitration hearing is currently scheduled to occur during the second half of 2008, but might be delayed. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

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

The Company has recognized $18.5 million and $35.2 million of revenue under the Contingency-Adjusted Performance Model during the three and six months ended June 30, 2008, respectively, which includes a $1.4 million cumulative adjustment resulting from an amendment to the Arrangement with Takeda that was effective on January 1, 2008, and $9.7 million and $17.0 million of revenue under the zero profit proportional performance model during the three and six months ended June 30, 2007, respectively, under the Arrangement with Takeda. As of June 30, 2008, the amount receivable from Takeda was $17.7 million.

7.                 Income Taxes

The Company anticipates being in a net operating loss position for 2008. The Company recorded no combined federal and state tax liability for the six months ended June 30, 2008. The Company was in a taxable position for its year ended December 31, 2007. The Company recorded a provision for income taxes of $925,000 and $1.3 million for the three and six months ended June 30, 2007, respectively, after taking into consideration its net operating loss and research and development credit carryforwards as well as the relevant Section 382 and 383 limitation due to the ownership change in December 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. At December 31, 2007, the Company had $10.7 million of unrecognized tax benefits, which because of the full valuation allowance position, will not affect the effective tax rate when recognized.

For the three and six months ended June 30, 2008, the Company recorded no additional unrecognized tax benefit. During the three months ended March 31, 2007, the Company recorded a $4.4 million liability related to its uncertain tax positions. A partial release of valuation allowance was also recorded to account for existing deferred tax assets for the three months ended March 31, 2007. Based on authority issued during the second quarter of 2007, the Company reevaluated and reduced its uncertain income tax position for the six months ended June 30, 2007 to $326,000, which was reflected as a long-term liability on its condensed balance sheet with a corresponding deferred tax asset.

As of June 30, 2008, the Company’s federal returns for the years ended 2004 through the current period and state returns for the years ended 2003 through the current period are still open to examination. Net operating losses and research and development credit carryforwards used in 2007 will be open for examination until 2011 and 2012 for federal and state purposes, respectively. Any remaining net operating losses and research and development carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years under examination by any jurisdiction at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2007 and our unaudited condensed financial statements for the three and six month periods ended June 30, 2008.

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

To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, expense reimbursements, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. Since inception we have incurred net losses and expect to incur substantial and increasing losses for the next several years in order to complete the development and commercialization of Hematide. As of June 30, 2008, we had an accumulated deficit of $246.3 million.

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

Clinical Trial Expense

We record expense for estimated clinical study costs, which are a significant component of R&D expenses. Clinical trial costs were $15.5 million and $4.4 million during the three months ended June 30, 2008 and 2007, respectively, and $28.2 million and $8.2 million during the six months ended June 30, 2008 and 2007, respectively. Our clinical studies are administered by third-party contract research organizations (CROs). CROs typically perform most of the total start-up activities for our trials, including document preparation, site identification, pre-study visits, training as well as on-going program management. For our Phase 3 studies, which represent the vast majority of our expense, our expense is based on detailed reporting received from CROs and internal analyses. We accrue costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is based on internal estimates of activities using patient enrollment and contractual or estimated rates. For our Phase 2 studies, our expense is based on monthly activities such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred.

For all studies, CRO reporting is reviewed by us for appropriateness and adjustments are made as deemed necessary to ensure that our expenses reflect the actual effort incurred by the CROs. However, if we do not receive complete and accurate information from our vendors or underestimates activity levels associated with a study at a given point in time, we would have to record additional and potentially significant R&D expenses in future periods.

We identified an overstatement of clinical trial expense of $0.3 million and $1.6 million in the three months ended March 31, 2008 and December 31, 2007, respectively.  As a result, clinical trial expense includes an out of period reduction of $1.9 million in the three and six months ended June 30, 2008 and collaboration revenue, which includes reimbursement for these costs includes a $0.5 million out of period reduction in the same periods.

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

Our investments, other than auction rate securities, or ARS, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker quotations or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Our investments in ARS are classified within Level 3 of the fair value hierarchy because of the lack of observable inputs. As a result, we determined the value of these ARS at June 30, 2008 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization, credit risk and an illiquidity discount factor. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk.

Results of Operations

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Collaboration revenue	$18,450	$9,654	$8,796	91%	$35,158	$16,972	$18,186	107%
License and royalty revenue	$681	$15	$666	4,440%	$687	$21	$666	3,171%
Total revenue	$19,131	$9,669	$9,462	98%	$35,845	$16,993	$18,852	111%

We have recognized $18.5 million and $35.2 million of collaboration revenue under the Contingency-Adjusted Performance Model during the three and six months ended June 30, 2008, respectively, which included a $1.4 million cumulative adjustment resulting from an amendment to the collaboration agreements with Takeda and an out of period reduction of $0.5 million, as discussed in the notes to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q. We have recognized $9.7 million and $17.0 million of collaboration revenue using the zero profit proportional performance model during the three and six months ended June 30, 2007, respectively. The increase in collaboration revenue for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was primarily due to the growth in third-party development expenses reimbursed by Takeda related to our Phase 3 clinical trials which commenced enrollment in late 2007. We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.

The increase in license and royalty revenue in 2008 was due to payments received under a license agreement that we acquired in the 2001 spin out from GlaxoSmithKline (“Glaxo”), net of the 50% that we are required to remit to Glaxo.

Research and Development Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$30,877	$14,730	$16,147	110%	$56,313	$26,588	$29,725	112%

The increase in research and development expenses for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was primarily due to an increase of $13.7 million and $25.0 million, respectively, in clinical trial costs resulting principally from additional clinical trials and enrollment of higher number of patients and an increase of $1.9 million and $3.7 million, respectively, in personnel costs resulting from increased headcount and stock-based compensation expenses. We expect to incur substantially increasing research and development expenses in future periods, particularly expenses arising from clinical development activities including the enrollment of our Phase 3 clinical trials.

Based on additional reporting by one of the CROs, we recorded a change in estimate to decrease clinical trial expense by $0.7 million in the quarter ended June 30, 2008.

General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
General and administrative expenses	$7,863	$6,195	$1,668	27%	$15,331	$11,527	$3,804	33%

The increase in general and administrative expenses for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was primarily due to an increase of $0.9 million and $1.5 million, respectively, in personnel costs resulting from higher headcount and stock-based compensation expenses and an increase of $0.8 million and $2.6 million, respectively, in legal, Sarbanes-Oxley and other consulting fees. We expect to incur increasing general and administrative expense in future periods to support our research and development activities, preparation for the New Drug Application for Hematide, costs associated with our J&J litigation and development of commercial capabilities.

Interest Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Interest income (expense), net	$943	$2,913	$(1,970)	(68)%	$2,891	$5,923	$(3,032)	(51)%

The decrease in interest income, net, was due primarily to lower level of cash, cash equivalents and investments and lower interest rates during the three and six months ended June 30, 2008 compared to the same periods in 2007.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Other income (expense), net	$(249)	$20	$(269)	(1,345)%	$(1,588)	$35	$(1,623)	(4,637)%

Other income (expense), net, for the three and six months ended June 30, 2008 includes a $240,000 and $1.6 million other-than-temporary impairment charge related to the decrease in fair value of our investments in ARS, respectively. Based on projected cash usage, we may be required to sell the ARS prior to the resumption of successful auctions or other liquidity events and as a result, we deemed the impairment as other-than-temporary.

Provision for Income taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Provision for income taxes	$—	$925	$(925)	(100)%	$—	$1,255	$(1,255)	(100)%

We are subject to federal and California state income tax. We anticipate being in a net operating loss position for 2008. We recorded no tax provision for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, we recorded a provision for income taxes of $925,000 and $1.3 million, respectively, based on our projected taxable income for 2007. The provision for income taxes was due to the limitation in utilization of net operating losses in 2007.

Liquidity and Capital Resources

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through June 30, 2008, we have received net proceeds of $258.2 million from the issuance of common stock and convertible preferred stock and $122 million of upfront license fees, a $10 million milestone payment and $54.9 million for the reimbursement of development and commercial expenses and purchase of API from our collaboration agreements with Takeda. Of the first $50 million of third-party expenses related to the development in pursuit of U.S. regulatory approval of Hematide to be borne by Takeda, a total of $36.3 million was utilized by both parties through December 31, 2007 and the remainder was utilized during the first quarter of 2008. Thereafter, Takeda bears 70% of the third-party U.S. development expenses, while we are responsible for 30% of the expenses.

As of June 30, 2008, we had $162.6 million in unrestricted cash, cash equivalents and short-term and long-term investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, corporate bonds, commercial paper, ARS and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

As of June 30, 2008, we had $21.6 million invested in ARS that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program, closed end preferred issuances and other municipal issuances. The ARS held by us are rated AAA by a major credit rating agency, except for one ARS that is rated AA by a major credit rating agency. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are generally greater than one year. Through mid-February 2008, every auction reset date of the ARS held by us was successful. In mid-February, overall market liquidity concerns resulted in the failure of a majority of the auctions in the ARS markets. In the following month, approximately one-fifth of the auctions for ARS we held were successful. However, the overall ARS market has continued to deteriorate and the ARS held by us have failed in all but a single auction since mid-March. During the quarter ended June 30, 2008, the par value of our ARS holdings decreased $5.1 million to $23.2 million as a result of redemptions by the issuers and one partial successful auction.

We determined the fair value of our ARS at June 30, 2008 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. Our analysis resulted in a decrease in fair value of ARS totaling $1.6 million as of June 30, 2008. Of the $1.6 million decrease, $26,000 is associated with our ARS holdings for which issuers have announced redemptions of their ARS or have completed a partial redemption on their ARS and is expected to redeem the remaining issuance. As a result, we deemed the decrease in the fair value of that ARS as temporary and recorded a $26,000 unrealized loss to accumulated other comprehensive loss. The remaining decrease in fair value was associated with ARS that we may be required to sell prior to the resumption of successful auctions or other liquidity events. As a result, the remaining decrease in fair value was deemed to be other-than-temporary and recorded as an impairment charge to other expense in the three and six months ended June 30, 2008. Our analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in impairments in future periods.

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

	June 30,	December 31.
	2008	2007
	(in thousands)
Cash, cash equivalents, short-term investments	$140,983	$168,337
Working capital	$95,132	$139,114
Long-term investments	$21,640	$15,655

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$(17,946)	$(11,079)
Investing activities	$(20,537)	$(58,377)
Financing activities	$511	$239
Capital expenditures (included in investing activities above)	$(2,256)	$(1,875)

Net cash used in operating activities for the six months ended June 30, 2008 primarily reflects the net loss for the period, which was reduced in part by non-cash activities including stock-based compensation, an other-than-temporary impairment charge related to our investments in ARS, depreciation and amortization, as well as a decrease in prepaid expenses and other current assets, and changes in operating assets and liabilities due to timing of payments made in connection with our Phase 3 clinical trials for Hematide. Net cash used in operating activities for the six months ended June 30, 2007 primarily reflects the net loss for the period and a $10 million milestone payment received from Takeda and $4.8 million for the reimbursement of third-party expenses received from Takeda under the Arrangement, which was reduced in part by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities. Net cash used in investing activities for the six months ended June 30, 2008 and 2007 was primarily related to net purchases of investments and, to a lesser extent, purchase of property and equipment. Net cash provided by financing activities for the six months ended June 30, 2008 and 2007 was primarily attributable to the proceeds from issuance of common stock upon exercise of stock options and proceeds from the purchase of common stock under our Employee Stock Purchase Plan, which was offset by principal payments under the capital lease obligations.

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

Recent Accounting Pronouncements

For additional information on our recent accounting pronouncements, please refer to the discussion in “Recent Accounting Pronouncements” under Note 2 of the Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q and Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.                          Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk is confined to our cash, cash equivalents and investments. We do not use derivative financial instruments in our investment portfolio. The goals of our investment policy are preservation of capital, fiduciary control of cash and investments and fulfillment of liquidity needs. However, as of June 30, 2008, we had $21.6 million invested in ARS that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program, closed end preferred issuances and other municipal issuances. The ARS held by us are rated AAA by a major credit rating agency, except for one ARS that is rated AA by a major credit rating agency. Based on overall market liquidity concerns, we determined that there was a decrease in fair value of ARS totaling $1.6 million as of June 30, 2008.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weakness in internal control over financial reporting described below.

Notwithstanding the material weakness described below, we believe the Company’s financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented. Our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Quarterly Report on Form 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Quarterly Report.

Material weakness in internal control over financial reporting.   A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our interim or annual financial statements will not be prevented or detected. As of June 30, 2008, we did not maintain effective controls over the completeness and accuracy of our clinical trial expense. In connection with the preparation of the interim financial statements for the second quarter of 2008, we identified errors in the analysis and preparation of this clinical trial expense and related balance sheet accounts, including the incorrect application of information provided in reports from third party contract research organizations (“CROs”).  These control deficiencies resulted in the recording of certain expenses twice and in turn, the overstatement of clinical trial expense of $0.3 million and $1.6 million in the three months ended March 31, 2008 and December 31, 2007, respectively, and related collaboration revenue in the same periods. The correction of these errors resulted in out of period adjustments in the interim financial statements for the three months and six months ended June 30, 2008 of a $1.9 million reduction to clinical trial expense and a $0.5 million reduction to collaboration revenue for reimbursed clinical trial expense. These errors arose from control deficiencies that, in the aggregate, could result in a misstatement to the aforementioned accounts that could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies, in the aggregate, constitute a material weakness.

Plan for Remediation of Material Weakness.   We have discussed this material weakness with our independent registered public accounting firm and our Audit Committee.  We have taken significant actions and will take further actions to remediate the material weakness related to our internal controls over the completeness and accuracy of our clinical trial expense including the validation and reconciliation of clinical trial expense and accruals on a study by study basis using data provided by third parties and detailed budget versus actual expense by individual trial. We will continue to strengthen our internal controls over clinical trial expense during the remainder of the year.

We are in the process of performing our plan for testing and certification as provided under Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). If we are unable to correct the material weakness we have identified prior to the end of fiscal year 2008, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, we will be required to conclude and report that our internal control over financial reporting is not effective as of that date and investor confidence and our stock price could be adversely affected.

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

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information, except as discussed above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

J&J Intellectual Property Dispute

We have initiated binding arbitration and related litigation with certain subsidiaries of Johnson & Johnson, or J&J, over ownership of intellectual property related to erythropoietin receptor, or EPO-R, agonists (compounds capable of binding to and activating the EPO-R). This intellectual property is the subject of a number of U.S. and international patents and patent applications assigned to Affymax and J&J, including a U.S. patent currently assigned to J&J, several U.S. patents currently assigned to us and a European patent application currently assigned to J&J. See “Risk Factors—Risk Related to Our Business.” In this section, we refer to the patents and patent applications subject to the arbitration collectively as the “intellectual property in dispute.” We believe that we are the sole owner or co-owner of the intellectual property in dispute, including a European patent application currently naming J&J as sole owner that may issue in the near future and relates to specified ESA peptide compounds. J&J, on the other hand, alleges that they are the sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which we are currently named as sole owner that relate to specified peptide compounds.

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

Under the R&D Agreement, J&J provided Affymax N.V. research funding and Affymax N.V. sought to discover compounds directed at the EPO receptor. The R&D Agreement provided for us to retain rights to our existing technology and identified as our technology our methodologies for creating peptide sequence “libraries,” each of which contained billions of different peptide sequences, and methodologies that could be used to determine which if any of the peptide sequences contained in a library would bind to an identified receptor. The R&D Agreement further provided for any invention made by either party to be the property of the party making the invention and that joint inventions would be jointly owned.

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

On April 12, 2006, we filed a demand for arbitration with the AAA claiming that we are the owner or co-owner of the intellectual property in dispute and alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, for unjust enrichment and constructive trust, and for breach of fiduciary duty. On May 8, 2006, J&J filed its answer and counterclaims, substantially restating their allegations made in the U.S. and German courts. In April 2007, the Company filed an amended demand for arbitration. In June 2007, J&J filed an amended counterdemand. The AAA has appointed a panel of arbitrators, and the arbitrators have established a schedule for the arbitration. The parties have commenced discovery. In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel. In July 2007, the Company filed an opposition to J&J’s motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J can obtain limited discovery on Hematide, but that J&J cannot obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning. The arbitration hearing is currently scheduled to occur during the second half of 2008, but might be delayed. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

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

Risks Related to Our Business

We are dependent on the success of Hematide, and we cannot give any assurance that it will receive regulatory approval or be successfully commercialized. Recent safety concerns surrounding the use of ESAs may limit the ability to develop or commercialize Hematide for use in oncology and potentially, other indications.

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

The FDA, the medical community, and others have recently raised significant safety concerns relating to commercially available ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. These concerns have resulted in a number of negative actions affecting the market for ESAs, particularly in oncology, including the following:

•                  The FDA required revised warnings, including black box warnings, be added to labels of currently marketed ESAs advising physicians to monitor hemoglobin levels and to use the lowest dose of ESA to increase the hemoglobin concentration to the lowest level sufficient to avoid the need for red blood cell transfusions.

•                  The FDA also issued a public health advisory re-evaluating the safe use of the ESA class and convened its Oncology Drugs Advisory Committee (ODAC) in May 2007 to consider recent information on risks associated with ESAs for use in the treatment of anemia in cancer patients. The ODAC recommended that the FDA institute restrictions on the usage of currently marketed ESAs, including limitations on the treatment of certain types of cancer and the duration of treatment.

•                  The FDA also convened a joint meeting in September 2007 of the Cardiovascular and Renal Drugs advisory committee and the Drug Safety and Risk Management advisory committee to review the risks and benefits of ESAs.

•                  The FDA approved revised black box warnings and other safety-related product labeling changes for commercially available ESAs during 2007 and 2008.

•                  In addition, the FDA convened another ODAC meeting in March 2008 to review data from more recent clinical trials with breast cancer patients and cervical cancer patients using currently marketed ESAs, and to consider additional action. The ODAC recommended the use of informed consents and further restrictions on the use of currently marketed ESAs for the treatment of chemotherapy-induced anemia, including the exclusion of patients with metastatic breast or head and neck cancer as well as those cancer patients potentially receiving curative treatment.

•                  In July 2008, the FDA announced additional safety-related label restrictions for the use of commercially available ESAs including revisions to the black box warnings to provide that ESAs are not indicated for patients undergoing chemotherapy expected to cure their cancer. In addition, the FDA required new prescribing information to assure that ESA therapy is not initiated until the hemoglobin level drops below 10 g/dL.

We cannot predict what further action, if any, the FDA may take in oncology and, potentially, in other indications, which may include, among others, additional label restrictions, the use of informed consents, further lowering of target hemoglobin levels, or even the removal of indications from the label altogether. Further, regardless of whether the FDA takes additional action or not, CMS, and private payors may still decide separately to lower or discontinue reimbursement.

The controversy surrounding ESAs and FDA concerns has, and may, further negatively affect patient enrollment and the cost, scope, size, risk, or timing of our clinical trials, increase the risk of achieving regulatory approval, and significantly delay commercialization of Hematide. The market for ESAs has been significantly reduced and is likely to negatively impact the commercial potential of Hematide.

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

Some of the recent safety concerns surrounding commercially available ESAs relate to clinical trials conducted in certain cancer patients suggest higher mortality and serious side effects associated with ESA treatment. The safety concerns expressed by the ODAC recommendations and the FDA may significantly limit the ability to develop and pursue the Hematide oncology program. The current regulatory climate could result in the need to conduct significantly larger, longer, and more difficult clinical trials, including potentially involving survival data, in order to obtain approval for the use of Hematide for chemotherapy-induced anemia compared to the clinical trials that have been required to date of commercially available ESAs. In addition, the safety concerns, including the restrictions on labeling or use of ESAs, have significantly reduced the use of ESAs particularly in oncology and may limit the potential market opportunity. The decreased commercial potential for Hematide in oncology may not justify such expenditures by us or by our collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda.

Hematide is at an earlier stage of development for chemotherapy-induced anemia in comparison to our renal program and as part of our collaboration with Takeda, Takeda has assumed primary responsibility for regulatory and clinical development activities related to the worldwide oncology program. Takeda has recently initiated a Phase 1 clinical trial for the treatment of chemotherapy-induced anemia in prostate, breast, and non-small cell lung cancer patients in the U.S. The safety concerns surrounding ESAs has had a significant negative impact on the timing, and development of the Hematide oncology program as well as the ultimate commercial potential of this indication. This in turn has adversely affected Takeda’s or our ability and our interest in pursuing Hematide in the oncology setting, and depending upon the outcome of ongoing evaluation, could result in further delays, suspension or discontinuation of the oncology program altogether, which may have a material adverse effect on our business and stock price.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or sustain profitability.

We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At June 30, 2008, we had an accumulated deficit of $246.3 million. We have funded our operations to date principally from the sale of our securities and from payments by Takeda under our collaboration agreements. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, prepare for commercialization of Hematide, potentially begin new research and development programs and add the necessary infrastructure to support operating as a public company. Our ability to generate revenue depends heavily on our ability to successfully develop and secure regulatory approval for, and commercially launch, our product candidate, Hematide. If due to lengthy and complicated development, clinical and regulatory requirements or any other reason, we are unable to commercialize Hematide, it will be a long time before we will be able to commercialize any future product candidates, if ever.

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

 Since the filing of our Form 10-K for the year ended December 31, 2007, the overall ARS market has continued to deteriorate and our ARS have failed in all but a single auction. Although we do not currently need to liquidate these securities, we recorded a $1.6 million reduction of fair value of ARS which was recorded as an impairment charge in the first half of 2008. As of June 30, 2008, we have a remaining balance of $21.6  million invested in ARS. Our valuation analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in additional impairments in future periods. There can be no assurance as to the timing of when, or if the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs. If we are unable to liquidate our ARS to obtain funds when needed we may be unable to fund our operations.

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

We have initiated binding arbitration and related litigation with J&J over the ownership of a number of U.S. and international patents and patent applications related to EPO-R agonists, or the “intellectual property in dispute.” We believe that we are the sole owner or co-owner of the intellectual property in dispute. J&J, on the other hand, alleges that it is the sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which we are currently named as sole owner that relate to specified peptide compounds. Although we believe our position in this dispute is meritorious and that we have substantial defenses to J&J’s counterclaims, litigation is time consuming and expensive and the outcome is inherently uncertain. A number of outcomes in the dispute are possible, including, without limitation, the possibility that we lose or do not acquire specific patents and patent rights in the ESA field, J&J obtains or retains specific patents and patent rights in the ESA field or we become liable for damages, attorneys’ fees and costs. Moreover, if the arbitration panel were to determine that J&J is the sole owner of one or more of the disputed patents, J&J may seek to assert such patents against us in the U.S., Europe and elsewhere.

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

Currently, CMS, reimburses healthcare providers for use of ESAs at a rate of average sales price plus a 6% margin to the provider, or ASP plus 6%. These reimbursements rates have been declining and have been subject to concerns over the uses that will be subject to future reimbursement. In addition, Congress has recently enacted legislation entitled “Medicare Improvements for Patients and Providers Act of 2008,” or 2008 Medicare Legislation, that adopts a bundled payment system covering the cost of drugs, including ESAs, as well as dialysis services effective January 2011. Significant aspects of the 2008 Medicare Legislation and the details of the bundled payment system will be determined through additional rulemaking. We cannot be certain what reimbursement policies will be in effect at the time we seek to enter the chronic renal failure market or any other indication in the U.S., or the effect these policies may have on our ability to compete effectively, if we are ever successful in reaching the market.

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

•                  delays in initiating sites and patient enrollment, which is a function of many factors, including the variability in the number, types and eligibility of patients available for clinical trials, perceived risks and benefits of the drugs under study, and efforts and availability of resources to facilitate timely enrollment;

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

In addition, in response to the FDA’s recent black box warning and public health advisories, CMS has recently significantly restricted coverage of ESAs. In July 2007, CMS issued its National Coverage Decision Memorandum for Use of Erythropoiesis Stimulating Agents in Cancer and Neoplastic Conditions, or the National Coverage Decision, that determined that ESA treatment was not reasonable or necessary for certain medical conditions, including any anemia of cancer not related to cancer treatment, among others. The National Coverage Decision also established the ESA reimbursement policy for Medicare and other government beneficiaries who are treated for chemotherapy-induced anemia and contains a coverage restriction for hemoglobin levels greater than 10g/dL, which has had a material adverse effect on the use of ESAs. In July 2007, CMS also issued revisions to its reimbursement policies for the use of ESAs for end stage renal disease in cases where hemoglobin levels exceed 13 g/dL and also decreased the monthly dosing limits. In July 2008, CMS announced that ESAs are a potential topic for another National Coverage Decision citing adverse effects in cancer and chronic kidney disease patients, including dialysis patients while noting the large costs but uncertain benefits. Independent of any additional action the FDA may take as to ESAs, CMS may further decrease coverage which could have a materially negative impact on the size of the ESA market in the United States and reduce the overall size of the market Hematide is expected to compete in at the time of launch.

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

CMS, the agency within the Department of Health and Human Services that manages Medicare and will be responsible for reimbursement of the cost of Hematide administered to Medicare beneficiaries, has asserted the authority of Medicare not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries, or to cover them at a lesser rate, compared to drugs that CMS considers to be therapeutically comparable. We cannot be certain that CMS will not decrease, limit or deny reimbursement of Hematide for any therapeutic indication we may pursue. As the costs of the Medicare program continue to grow, CMS may be compelled to make difficult decisions regarding the trade-offs of supporting the reimbursement of certain public health expenditures over others. Depending on methods CMS uses to calculate the cost-benefit of treatments competing for share of the Medicare budget, ESAs (including Hematide) may not be considered to offer sufficient overall health benefit to justify reimbursement at levels that will allow us to achieve and sustain profitability. In addition, as a result of the recent safety concerns relating to ESAs, CMS recently announced policies significantly restricting the coverage of ESAs and has proposed another National Coverage Decision on the topic that may further negatively affect reimbursement of ESAs. CMS has instituted dramatic Medicare reimbursement changes in the past that adversely impacted the businesses of companies in other segments of the healthcare industry, and we cannot determine that CMS will not do the same in the markets in which we operate.

Medicare reimbursement policies under a new bundled payment system could create disincentives for use of ESAs.

CMS currently reimburses healthcare providers for use of ESAs at ASP plus 6%. However, the 2008 Medicare Legislation replaces ASP plus 6% reimbursement with a new bundled payment system to be implemented commencing in January 2011. Although significant aspects of the bundled payment system have yet to be established, providers are expected to be reimbursed a fixed amount per patient. We cannot guarantee that Hematide will be reimbursed by CMS in a method that will support physician adoption and depending upon the details of the bundled payment system that are ultimately implemented, may not be favorable to the entry of new ESAs such as Hematide. In fact, a capitated reimbursement payment methodology may create incentives for significantly lower utilization or dosing of ESAs, including Hematide, and reduce the commercial potential for Hematide.

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

The trading price of our common stock has been highly volatile. For the 52 weeks ended July 31, 2008, the price ranged between a high of $31.99 per share and a low of $13.14 per share. Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 31, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. There can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting as of the end of 2008.  For example, during our review of the results of operations for the quarter ended June 30, 2008, we identified a material weakness in the operation of our internal controls over financial reporting, as defined in Public Company Accounting Oversight Board Standard No. 5, in connection with the completeness and accuracy of clinical trial expense. We have commenced efforts to remediate this material weakness through process and internal control improvements. However, if we cannot correct the material weakness we have identified prior to the end of fiscal year 2008, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment in the future, investor confidence and our stock price could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-136125) and a Registration Statement on Form S-1 filed pursuant to Rule 462(b) (File No. 333-139363) that were declared effective by the Securities and Exchange Commission on December 14, 2006. We registered 4,255,000 shares of our common stock for an aggregate offering price of $106,375,000, all of which were sold. After deducting expenses, we received net offering proceeds of approximately $96 million from our initial public offering. As of June 30, 2008, we had invested the aggregate net proceeds of approximately $96 million from our initial public offering in investment accounts.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

The following table provides information relating to repurchases of our common stock in the three months ended June 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1, 2008 - April 30, 2008	110	$4.36	N/A	N/A
May 1, 2008 - May 31, 2008	—	—	N/A	N/A
June 1, 2008 - June 30, 2008	—	—	N/A	N/A
Total	110	$4.36	N/A	N/A

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

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 22, 2008 (the “Meeting”). Of the 15,153,033 shares of Common Stock entitled to be voted at the Meeting, 10,281,826 shares of Common Stock were voted in person or by proxy, constituting a quorum.

The following matters were considered and voted at the Meeting:

(i)             The stockholders voted to elect our three (3) Class II director nominees. Of the votes cast, Mr. R. Lee Douglas received 10,214,144 votes for election and 67,682 votes were withheld. Dr. Nicholas Galakatos received 10,269,465 votes for election and 12,361 votes were withheld. Mr. John P. Walker received 9,241,933 votes for election and 1,039,893 were withheld. Accordingly, the following persons were elected as directors for a three year period expiring in 2011:

R. Lee Douglas

Dr. Nicholas Galakatos

John P. Walker

Ted W. Love, Arlene M. Morris and Daniel K. Spiegelman will continue in office as directors in the class of directors to be elected at our 2009 annual meeting of stockholders. Kathleen LaPorte, Christi van Heek, and Keith R. Leonard will continue in office as directors in the class of directors to be elected at our 2010 annual meeting of stockholders

(ii)          The stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. Of the votes cast, 10,270,034 shares were cast in favor of ratification, 11,173 votes against, 619 votes abstained and 0 broker non-votes. We recently announced the replacement of PricewaterhouseCoopers LLP with Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended December 31 2008 as reported in our Form 8-K as filed with the Securities and Exchange Commission on June 2, 2008.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are being filed as part of this report:

3.3	Amended and Restated Certificate of Incorporation(1)
3.5	Amended and Restated Bylaws(2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate(1)
4.3	Warrant to purchase shares of Series C Preferred Stock(1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)
4.6	Form of Senior Debt Indenture, between Registrant and one or more trustees to be named(3)
4.7	Form of Subordinated Debt Indenture, between Registrant and one or more trustees to be named(3)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)          Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, as amended, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.

(2)          Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.

(3)          Incorporated by reference to the indicated exhibit of our registration statement of Form S-3, as amended, registration no. 333-149773, filed with the Securities and Exchange Commission on March 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMAX, INC.

	By:	/s/ ARLENE M. MORRIS
Dated: August 18, 2008		Arlene M. Morris President, Chief Executive Officer and Member of the Board of Directors

	By:	/s/ PAUL B. CLEVELAND
Dated: August 18, 2008		Paul B. Cleveland Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation(1)

3.5	Amended and Restated Bylaws(2)

4.1	Reference is made to exhibits 3.3 and 3.5

4.2	Specimen Common Stock Certificate(1)

4.3	Warrant to purchase shares of Series C Preferred Stock(1)

4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)

4.6	Form of Senior Debt Indenture, between Registrant and one or more trustees to be named(3)

4.7	Form of Subordinated Debt Indenture, between Registrant and one or more trustees to be named(3)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)          Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, as amended, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.

(2)          Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.

(3)          Incorporated by reference to the indicated exhibit of our registration statement of Form S-3, as amended, registration no. 333-149773, filed with the Securities and Exchange Commission on March 18, 2008.