Form 10-Q
period 2008-09-30
AFFYMAX INC
filed 2008-11-06
CIK 1158223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 31, 2008, 15,301,568 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements

AFFYMAX, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$38,257	$108,215
Restricted cash	11	11
Short-term investments	72,447	60,122
Receivable from Takeda	32,878	15,331
Income taxes receivable	2,541	—
Deferred tax assets	1,813	1,810
Prepaid expenses and other current assets	6,158	9,323
Total current assets	154,105	194,812
Property and equipment, net	6,616	4,470
Restricted cash	1,135	1,135
Long-term investments	19,674	15,655
Deferred tax assets, net of current	6,039	8,272
Other assets	1,327	1,448
Total assets	$188,896	$225,792

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,618	$9,348
Accrued liabilities	8,655	3,517
Accrued clinical trial expenses	21,617	2,473
Income taxes payable	—	739
Deferred revenue	49,842	39,488
Capitalized lease obligations, current	27	133
Total current liabilities	83,759	55,698
Deferred revenue, net of current	62,391	75,911
Long-term income tax liability	9,758	9,434
Capitalized lease obligations, net of current	—	8
Other long-term liabilities	849	556
Total liabilities	156,757	141,607
Contingencies (Note 5)

Stockholders’ equity
Common stock	15	15
Additional paid-in capital	304,837	296,035
Deferred stock-based compensation	(9)	(28)
Accumulated deficit	(272,525)	(211,818)
Accumulated other comprehensive loss	(179)	(19)
Total stockholders’ equity	32,139	84,185
Total liabilities and stockholders’ equity	$188,896	$225,792

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Collaboration revenue	$21,645	$10,487	$56,803	$27,459
License and royalty revenue	3	7	690	28
Total revenue	21,648	10,494	57,493	27,487
Operating expenses:
Research and development	39,780	18,610	96,093	45,198
General and administrative	8,308	5,766	23,639	17,293
Total operating expenses	48,088	24,376	119,732	62,491
Loss from operations	(26,440)	(13,882)	(62,239)	(35,004)
Interest income	821	2,882	3,913	8,814
Interest expense	(156)	(2)	(357)	(11)
Other income (expense), net	(436)	(9)	(2,024)	26
Loss before provision for income taxes	(26,211)	(11,011)	(60,707)	(26,175)
Provision for income taxes	—	1,695	—	2,950
Net loss	$(26,211)	$(12,706)	$(60,707)	$(29,125)
Net loss per share:
Basic and diluted	$(1.72)	$(0.85)	$(4.00)	$(1.96)
Weighted-average number of shares used in computing basic and diluted net loss per share	15,235	14,920	15,193	14,887

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(60,707)	$(29,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	914	764
Amortization of discount/premium on investments	185	(346)
Stock-based compensation expense	8,068	5,043
Gain on disposal of property and equipment	7	(15)
Other-than-temporary impairment on investments	2,065	—
Realized gain on investments	(89)	(18)
Changes in operating assets and liabilities:
Receivable from Takeda	(17,547)	1,488
Income taxes receivable	(2,541)	—
Prepaid expenses and other current assets	3,165	(3,153)
Deferred tax assets	2,230	(485)
Other assets	121	(1,213)
Accounts payable	(5,730)	3,005
Accrued liabilities	5,145	(917)
Accrued clinical trial expenses	19,144	1,990
Income taxes payable	(739)	—
Deferred revenue	(3,166)	(3,426)
Long-term income tax liability	324	—
Other long term liabilities	293	985
Net cash used in operating activities	(48,858)	(25,423)
Cash flows from investing activities
Purchases of property and equipment	(3,084)	(2,782)
Purchases of investments	(116,554)	(204,389)
Proceeds from sales and maturities of investments	97,889	135,526
Proceeds from sale of property and equipment	17	15
Net cash used in investing activities	(21,732)	(71,630)
Cash flows from financing activities
Repurchase of common stock	—	(15)
Proceeds from issuance of common stock upon exercise of stock options	291	245
Proceeds from issuance of common stock under employee stock purchase plan	454	427
Issuance costs related to IPO	—	(30)
Tax benefit related to employee stock-based compensation	—	1,069
Principal payments under capital lease obligations	(113)	(218)
Net cash provided by financing activities	632	1,478
Net decrease in cash and cash equivalents	(69,958)	(95,575)
Cash and cash equivalents at beginning of the period	108,215	147,541
Cash and cash equivalents at end of the period	$38,257	$51,966
Noncash investing and financing activities
Change in unrealized gain (loss) on investments	(160)	33
Deferred stock-based compensation, net of cancellations	(89)	(229)

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.     The Company

Affymax, Inc. (the “Company”), a Delaware corporation, was incorporated on July 20, 2001. The Company is a biopharmaceutical company focused on developing novel peptide-based drug candidates to improve the treatment of serious and often life-threatening conditions. The Company’s product candidate, Hematide™, is designed to treat anemia associated with chronic renal failure. Hematide is a synthetic peptide-based erythropoiesis stimulating agent (“ESA”) designed to stimulate production of red blood cells. The Company is conducting Phase 3 clinical trials in patients suffering from chronic renal failure, on dialysis and not on dialysis (“pre-dialysis”).

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

During the quarter ended June 30, 2008, the Company identified an overstatement of clinical trial expense of $0.3 million and $1.6 million in the three months ended March 31, 2008 and December 31, 2007, respectively.  As a result, clinical trial expense includes an out of period reduction of $1.9 million in the three and six months ended June 30, 2008 and collaboration revenue relating to reimbursement for these expenses by Takeda includes an out of period reduction of $0.5 million in the same three and six month periods. The overstatements were immaterial to the financial statements for the year ended December 31, 2007 and therefore were corrected in the second quarter of 2008.

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments. At each balance sheet date presented, the Company’s other comprehensive loss consists solely of unrealized gains and losses on investments. Comprehensive loss for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net loss	$(26,211)	$(12,706)	$(60,707)	$(29,125)
Change in unrealized gains (losses) on investments	(90)	85	(160)	33
Comprehensive loss	$(26,301)	$(12,621)	$(60,867)	$(29,092)

Concentration of Risk and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The Company deposits excess cash in accounts with major financial institutions in the United States. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any realized losses on its deposits of cash and cash equivalents. Although the Company’s guidelines for investment of its excess cash are designed to maintain safety and liquidity through its policies on diversification and investment maturity, as of September 30, 2008, the Company held $19.7 million of investments in auction rate securities (“ARS”) that have failed in auctions.

The Company has experienced significant operating losses since inception. At September 30, 2008, the Company had an accumulated deficit of $272.5 million. The Company has generated no revenue from product sales to date. The Company has funded its operations to date principally from collaboration agreements and the sale of securities. The Company expects to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the development and commercialization of Hematide. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

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

Effective January 1, 2008, the Company entered into an amendment to the Arrangement with Takeda. The amendment modifies the ongoing commitments with respect to the Company’s participation on the joint steering committee such that the contractual term of that obligation is no longer indefinite. As a result, the Company determined that it can separate the performance obligations which occur over the development period from the performance obligations that will occur during the commercialization period. As a result of the change in performance period from indefinite to approximately 4.5 years, beginning on January 1, 2008, the Company recognized revenue during the development period using the Contingency-Adjusted Performance Model. The cumulative effect adjustment of $1.4 million for the change of estimate, which resulted from now being able to estimate the period of performance, was recognized as additional revenue during the three months ended March 31, 2008. Upon commercialization, the Company will recognize revenue from the manufacture and supply of the active pharmaceutical ingredients (“API”) upon delivery, if all other SAB 104 criteria for revenue recognition are met. Royalty payments, profit share payments and sales milestone payments will be recognized as revenue when earned, if all other SAB 104 criteria for revenue recognition are met.

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

Clinical Trial Expense

The Company records expense for estimated clinical study external costs, which are a significant component of research and development (“R&D”) expenses. These clinical trial costs were $24.5 million and $6.0 million during the three months ended September 30, 2008 and 2007, respectively, and $52.7 million and $14.2 million during the nine months ended September 30, 2008 and 2007, respectively. Clinical studies are administered by third-party contract research organizations (“CROs”). CROs typically perform most of the total start-up activities for the trials, including document preparation, site identification pre-study visits, training as well as on-going program management. For the Phase 3 studies, which represent the vast majority of the clinical trial expense, the expense recorded is based on reporting received from CROs and internal analyses. The Company accrues costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is based on internal estimates of activities using patient enrollment and contractual or estimated rates. For the Phase 2 studies, the expense is based on monthly activities such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator:
Net loss	$(26,211)	$(12,706)	$(60,707)	$(29,125)
Denominator:
Weighted-average shares outstanding	15,238	14,934	15,197	14,905
Less: Weighted-average unvested shares subject to repurchase	(3)	(14)	(4)	(18)
Weighted-average number of shares used in computing basic and diluted net loss per share	15,235	14,920	15,193	14,887
Basic and diluted net loss per share	$(1.72)	$(0.85)	$(4.00)	$(1.96)

The following were excluded from the computation of diluted net loss per share for the periods presented because including them would have an antidilutive effect (in thousands):

	As of September 30,
	2008	2007
Options to purchase common stock	2,124	1,819
Common stock subject to repurchase	2	12
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	27	14
Restricted stock units	192	—
Warrants to purchase common stock	2	2

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 161 will have on its financial statements.

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

3.     Stock-Based Compensation

The Company recognized stock-based compensation expense related to employee stock options, restricted stock units and stock purchase rights of $2.5 million and $1.7 million for the three months ended September 30, 2008 and 2007, respectively, and $7.1 million and $5.1 million for the nine months ended September 30, 2008 and 2007, respectively, under SFAS No. 123(R). As of September 30, 2008, unrecognized compensation cost related to employee stock options and restricted stock units totaled $19.3 million. The cost is expected to be recognized over a weighted-average amortization period of 2.26 years.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity for the nine months ended September 30, 2008:

Stock Options Outstanding	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price Per Share
Balances at December 31, 2007	876,405	2,099,116	$17.37
Additional shares authorized	680,803	—	—
Options granted	(182,100)	182,100	15.73
Options exercised	—	(90,850)	3.20
Options forfeited	54,625	(54,625)	24.53
Options cancelled	11,408	(11,408)	26.25
Restricted stock units forfeited	20,075	—	—
Stock repurchased	110	—	—
Balances at September 30, 2008	1,461,326	2,124,333	$17.61

The following table summarizes information about restricted stock unit activity for the nine months ended September 30, 2008:

Restricted Stock Units Outstanding	Number of Shares	Weighted- Average Value Per Share
Nonvested shares at December 31, 2007	30,650	$21.74
Restricted stock units granted	181,625	14.20
Restricted stock units forfeited	(20,075)	(18.47)
Nonvested shares at September 30, 2008	192,200	$14.96

4.     Investments and Fair Value Measurements

The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	As of September 30, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Corporate securities	$10,042	$—	$(263)	$—	$9,779
Certificates of deposit	1,498	—	(9)	—	1,489
Government securities	61,086	125	(32)	—	61,179
Total short-term investments	$72,626	$125	$(304)	$—	$72,447
Long-term investments:
Auction rate securities	$21,650	$—	$—	$(1,976)	$19,674

	As of December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate securities	$31,241	$10	$(29)	$31,222
Foreign securities	1,497	—	(3)	1,494
Certificates of deposit	9,703	4	(1)	9,706
Auction rate securities	17,700	—	—	17,700
Total short-term investments	$60,141	$14	$(33)	$60,122
Long-term investments:
Auction rate securities	$15,655	$—	$—	$15,655

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

Since the filing of the Company’s Form 10-K for the year ended December 31, 2007, the overall ARS markets have continued to deteriorate and the ARS held by the Company have failed in all but a single successful auction. During this period through September 30, 2008, the par value of the Company’s ARS holdings decreased by $6.7 million to $21.7 million primarily as a result of redemptions by the issuers. The Company’s sales or redemptions of ARS to date have not resulted in any loss of principal. The ARS held by the Company continue to pay interest, most recently in a range of 2-7%, though certain student loan issuances are temporarily at a zero coupon rate due to the particular interest provisions of the issuances. As of September 30, 2008, the Company’s $21.7 million of par value of ARS were comprised of $17.6 million of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program, $3.5 million of closed end preferred issuances and $600,000 of other municipal issuances. The ARS held by the Company are rated AAA by a major credit rating agency, except for one ARS that is rated AA by a major credit rating agency. The student loan and municipal issuances have final maturity dates from 2017 to 2046 while the closed end preferred issuances have no final maturity date.

As a result of the continued auction market failures, quoted prices in active markets are not available. Due to the lack of observable inputs, the Company determined the fair value of its ARS at September 30, 2008 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, the Company included in its analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. The analysis is based on dynamic market conditions and changes in the Company’s assumptions could lead to a significant change in determined value. The Company’s analysis resulted in a net decrease in fair value of ARS totaling $2.0 million as of September 30, 2008. As a result, the decrease in fair value was deemed to be other-than-temporary and recorded as an impairment charge to other expense in the nine months ended September 30, 2008.

The following table presents the Company’s investments measured at fair value on a recurring basis as of September 30, 2008 classified by the SFAS No. 157 valuation hierarchy (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$34,653	$34,653	$—	$—
Short-term investments:
Corporate securities	$9,779	$—	$9,779	$—
Certificates of deposit	1,489	—	1,489	—
Government securities	61,179	—	61,179	—
Total short-term investments	$72,447	$—	$72,447	$—
Long-term investments:
Auction rate securities	$19,674	$—	$—	$19,674

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the nine months ended September 30, 2008 (in thousands):

Auction Rate Securities
Balance at January 1, 2008	$—
Transfers in and/or out of Level 3	36,405
Total unrealized losses
Included in net loss	(2,065)
Total realized gains
Included in net loss	89
Settlements	(14,755)
Balance at September 30, 2008	$19,674

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

In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel. In July 2007, the Company filed an opposition to J&J’s motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J can obtain limited discovery on Hematide, but that J&J cannot obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning. The arbitration hearing has been delayed and has been rescheduled to occur during the second half of 2009. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

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

The Company has recognized $21.6 million and $56.8 million of revenue under the Contingency-Adjusted Performance Model during the three and nine months ended September 30, 2008, respectively, which includes a $1.4 million cumulative adjustment resulting from an amendment to the Arrangement with Takeda that was effective on January 1, 2008, and $10.5 million and $27.5 million of revenue under the zero profit proportional performance model during the three and nine months ended September 30, 2007, respectively, under the Arrangement with Takeda.  As of September 30, 2008, the amount receivable from Takeda was $32.9 million.

7.                Income Taxes

The Company anticipates being in a net operating loss position for 2008. The Company recorded no combined federal and state tax liability for the nine months ended September 30, 2008.  The Company was in a taxable position for its year ended December 31, 2007.  The Company recorded a provision for income taxes of $1.7 million and $3.0 million for the three and nine months ended September 30, 2007, respectively, after taking into consideration its net operating loss and research and development credit carryforwards as well as the relevant Section 382 and 383 limitation due to the ownership change in December 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. At December 31, 2007, the Company had $10.7 million of unrecognized tax benefits, which because of the full valuation allowance position, will not affect the effective tax rate when recognized.

For the three and nine months ended September 30, 2008, the Company recorded an additional unrecognized tax benefit of $324,000.  During the three months ended March 31, 2007, the Company recorded a $4.4 million liability related to its uncertain tax positions. A partial release of valuation allowance was also recorded to account for existing deferred tax assets for the three months ended March 31, 2007.  Based on authority issued during the second quarter of 2007, the Company reevaluated and reduced its uncertain income tax position for the six months ended June 30, 2007 to $326,000, which was reflected as a long-term liability on its condensed balance sheet with a corresponding deferred tax asset.  For the three months ended September 30, 2007, the Company recorded an additional FIN No. 48 liability for an uncertain income tax position of $159,000 with a corresponding increase in deferred tax asset.

As of September 30, 2008, the Company’s federal returns for the years ended 2004 through the current period and state returns for the years ended 2003 through the current period are still open to examination. Net operating losses and research and development credit carryforwards used in 2007 will be open for examination until 2011 and 2012 for federal and state purposes, respectively.  Any remaining net operating losses and research and development carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years under examination by any jurisdiction at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2007 and our unaudited condensed financial statements for the three and nine month periods ended September 30, 2008.

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

Overview

We are a biopharmaceutical company developing novel peptide-based drug candidates to improve the treatment of serious and often life-threatening conditions. Our product candidate, Hematide, is designed to treat anemia associated with chronic renal failure. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic renal failure, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may increase the risk of other diseases or death. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Hematide is designed to be longer acting than currently marketed ESAs in the U.S., and therefore has the potential to offer both better care for patients and reduced cost and complexity for healthcare providers.

We are conducting Phase 3 clinical trials in patients suffering from chronic renal failure, on dialysis and pre-dialysis.   We are conducting four open-label, randomized controlled clinical trials.  Of these trials, two trials are being conducted in pre-dialysis patients and are designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time.  The other two trials are being conducted in dialysis patients and are designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide.  Analysis of efficacy and safety for all of the Phase 3 studies will be based on assessments of non-inferiority to the comparator drugs.  The primary efficacy endpoint will be the mean change in hemoglobin from baseline.  Each study is planned to continue until the last patient has been treated for approximately 52 weeks. In addition, the assessment of safety will include a composite cardiovascular endpoint from a pooled safety database. The rate of  accrual of these cardiovascular events could affect the duration of the studies if the events accrue at a higher or lower rate than estimated.

We and Takeda Pharmaceutical Company Limited, or Takeda, recently announced our agreement to suspend development of Hematide to treat chemotherapy induced anemia and to focus all development efforts on our renal program.

To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, expense reimbursements, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. Since inception, we have incurred net losses and expect to incur substantial and increasing losses for the next several years in order to complete the development and commercialization of Hematide. As of September 30, 2008, we had an accumulated deficit of $272.5 million.

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

Clinical Trial Expense

We record expense for estimated clinical study costs, which are a significant component of R&D expenses. Clinical trial costs were $24.5 million and $6.0 million during the three months ended September 30, 2008 and 2007, respectively, and $52.7 million and $14.2 million during the nine months ended September 30, 2008 and 2007, respectively. Our clinical studies are administered by third-party contract research organizations (CROs). CROs typically perform most of the total start-up activities for our trials, including document preparation, site identification, pre-study visits, training as well as on-going program management. For our Phase 3 studies, which represent the vast majority of our expense, our expense is based on reporting received from CROs and internal analyses. We accrue costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is based on internal estimates of activities using patient enrollment and contractual or estimated rates. For our Phase 2 studies, our expense is based on monthly activities such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred.

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

During the quarter ended June 30, 2008, we identified an overstatement of clinical trial expense of $0.3 million and $1.6 million in the three months ended March 31, 2008 and December 31, 2007, respectively.  As a result, clinical trial expense includes an out of period reduction of $1.9 million in the three and six months ended June 30, 2008 and collaboration revenue, which includes reimbursement for these costs includes a $0.5 million out of period reduction in the same periods.

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

Our investments, other than auction rate securities, or ARS, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker quotations or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  Our investments in ARS are classified within Level 3 of the fair value hierarchy because of the lack of observable inputs.  As a result, we determined the value of these ARS at September 30, 2008 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization, credit risk and an illiquidity discount factor. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk.

Results of Operations

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Collaboration revenue	$21,645	$10,487	$11,158	106%	$56,803	$27,459	$29,344	107%
License and royalty revenue	$3	$7	$(4)	(57)%	$690	$28	$662	2,364%
Total revenue	$21,648	$10,494	$11,154	106%	$57,493	$27,487	$30,006	109%

We have recognized $21.6 million and $56.8 million of collaboration revenue under the Contingency-Adjusted Performance Model during the three and nine months ended September 30, 2008, respectively. The nine month period included a $1.4 million cumulative adjustment resulting from an amendment to the collaboration agreements with Takeda, as discussed in the notes to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q, and an out of period reduction of $0.5 million. We have recognized $10.5 million and $27.5 million of collaboration revenue using the zero profit proportional performance model during the three and nine months ended September 30, 2007, respectively. The increase in collaboration revenue for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 was primarily due to the growth in third-party development expenses reimbursed by Takeda related to our Phase 3 clinical trials which commenced enrollment in late 2007. We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.

The increase in license and royalty revenue in 2008 was due to payments received under a license agreement that we acquired in the 2001 spin out from GlaxoSmithKline (“Glaxo”), net of the 50% that we are required to remit to Glaxo.

Research and Development Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$39,780	$18,610	$21,170	114%	$96,093	$45,198	$50,895	113%

The increase in research and development expenses for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 was primarily due to an increase of $20.2 million and $45.2 million, respectively, in clinical trial costs resulting principally from additional clinical trials, manufacturing of clinical supplies and enrollment of higher number of patients and an increase of $1.2 million and $4.9 million, respectively, in personnel costs resulting from increased headcount and stock-based compensation expenses. We expect to incur substantially increasing research and development expenses in future periods, particularly expenses arising from clinical development activities including the enrollment of our Phase 3 clinical trials.

Based on additional reporting by one of the CROs, we recorded a change in estimate to decrease clinical trial expense by $0.7 million in the quarter ended June 30, 2008.

General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
General and administrative expenses	$8,308	$5,766	$2,542	44%	$23,639	$17,293	$6,346	37%

The increase in general and administrative expenses for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 was primarily due to an increase of $0.7 million and $2.2 million, respectively, in personnel costs resulting from higher headcount and stock-based compensation expenses and an increase of $1.9 million and $4.5 million, respectively, in legal, Sarbanes-Oxley and other consulting fees. We expect to incur increasing general and administrative expense in future periods to support our research and development activities, preparation for the New Drug Application for Hematide, costs associated with our J&J litigation and development of commercial capabilities.

Interest Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Interest income (expense), net	$665	$2,880	$(2,215)	(77)%	$3,556	$8,803	$(5,247)	(60)%

The decrease in interest income, net, was due primarily to lower level of cash, cash equivalents and investments and lower interest rates during the three and nine months ended September 30, 2008 compared to the same periods in 2007.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Other income (expense), net	$(436)	$(9)	$(427)	(4,744)%	$(2,024)	$26	$(2,050)	(7,885)%

Other income (expense), net, for the three and nine months ended September 30, 2008 includes a $506,000 and $2.0 million other-than-temporary impairment charge related to the net decrease in fair value of our investments in ARS, respectively.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Provision for income taxes	$—	$1,695	$(1,695)	(100)%	$—	$2,950	$(2,950)	(100)%

We are subject to federal and California state income tax.  We anticipate being in a net operating loss position for 2008.  We recorded no tax provision for the three and nine months ended September 30, 2008.  For the three and nine months ended September 30, 2007, we recorded a provision for income taxes of $1.7 million and $3.0 million, respectively, based on our projected taxable income for 2007. The provision for income taxes was due to the limitation in utilization of net operating losses in 2007.

Liquidity and Capital Resources

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through September 30, 2008, we have received net proceeds of $258.3 million from the issuance of common stock and convertible preferred stock and $122 million of upfront license fees, a $10 million milestone payment and $60.2 million for the reimbursement of development and commercial expenses and purchase of API from our collaboration agreements with Takeda. Of the first $50 million of third-party expenses related to the development in pursuit of U.S. regulatory approval of Hematide to be borne by Takeda, a total of $36.3 million was utilized by both parties through December 31, 2007 and the remainder was utilized during the first quarter of 2008. Thereafter, Takeda bears 70% of the third-party U.S. development expenses, while we are responsible for 30% of the expenses.

As of September 30, 2008, we had $130.4 million in unrestricted cash, cash equivalents and short-term and long-term investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, corporate bonds, commercial paper, ARS and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

As of September 30, 2008, we had $19.7 million invested in ARS that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program, closed end preferred issuances and other municipal issuances.  The ARS held by us are rated AAA by a major credit rating agency, except for one ARS that is rated AA by a major credit rating agency. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are generally greater than one year.  Through mid-February 2008, every auction reset date of the ARS held by us was successful.  In mid-February, overall market liquidity concerns resulted in the failure of a majority of the auctions in the ARS markets. In the following month, approximately one-fifth of the auctions for ARS we held were successful. However, the overall ARS market has continued to deteriorate and the ARS held by us have failed in all but a single auction since mid-March. Since the filing of the Company’s Form 10-K for the year ended December 31, 2007, the overall ARS markets have continued to deteriorate and the par value of ARS held by the Company decreased by $6.7 million to $21.7 million primarily as a result of redemptions by the issuers.

We determined the fair value of our ARS at September 30, 2008 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. Our analysis resulted in a net decrease in fair value of ARS totaling $2.0 million as of September 30, 2008.  The decrease in fair value was deemed to be other-than-temporary and recorded as an impairment charge to other expense in the three and nine months ended September 30, 2008. Our analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in impairments in future periods.

As a result of a preliminary settlement between various regulatory agencies, including the Securities and Exchange Commission, and UBS entities relating to sales and marketing practices of ARS, in October 2008, we received an offer from UBS AG of Series C-2 ARS Rights in connection with the $15.0 million of par value of ARS that were purchased through UBS and we continue to hold through September 30, 2008.  These Series C-2 ARS Rights are not transferable and, if accepted, would give us the option to require UBS to repurchase, at par, the ARS beginning on June 30, 2010, and prior to such date, UBS would have the option to buy, at par, the ARS. In connection with the ARS Rights, UBS is also making available to eligible borrowers, loans potentially up to 75% of the value of the ARS. We are continuing to evaluate the terms of the Series C-2 ARS Rights, which must be accepted by November 14, 2008 and require the delivery by us of a legal release of claims against the UBS entities.

Based on our expected cash usage and our balance of cash and other investments, we do not anticipate the current illiquidity of these investments will affect our ability to operate our business as usual for at least 12 months. However, there can be no assurance as to the timing of when, or if the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs.  Although our ARS continue to pay interest according to their stated terms, if the illiquidity continues, these investments may be subject to a further decline in value, which would require us to recognize additional impairments in future periods. We may also be required to sell these investments at prices significantly below par or assessed fair value. If we are unable to liquidate our ARS to obtain funds when needed we may be unable to fund our operations.

	September 30	December 31,
	2008	2007
	(in thousands)
Cash, cash equivalents, short-term investments	$110,704	$168,337
Working capital	$70,346	$139,114
Long-term investments	$19,674	$15,655

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$(48,858)	$(25,423)
Investing activities	$(21,732)	$(71,630)
Financing activities	$632	$1,478
Capital expenditures (included in investing activities above)	$(3,084)	$(2,782)

Net cash used in operating activities for the nine months ended September 30, 2008 primarily reflects the net loss for the period, which was reduced in part by non-cash activities including stock-based compensation, an other-than-temporary impairment charge related to our investments in ARS, depreciation and amortization, as well as a decrease in prepaid expenses and other current assets, and changes in operating assets and liabilities due to timing of payments made in connection with our Phase 3 clinical trials for Hematide.  Net cash used in operating activities for the nine months ended September 30, 2007 primarily reflects the net loss for the period and a $10 million milestone payment received from Takeda and $14.0 million for the reimbursement of third-party expenses received from Takeda under the Arrangement, which was reduced in part by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities. Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 was primarily related to net purchases of investments and, to a lesser extent, purchases of property and equipment. Net cash provided by financing activities for the nine months ended September 30, 2008 and 2007 was primarily attributable to the proceeds from issuance of common stock upon exercise of stock options and proceeds from the purchase of common stock under our Employee Stock Purchase Plan, which was offset by principal payments under the capital lease obligations.

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

We believe that the existing cash, cash equivalents and investments together with the interest thereon, will enable us to maintain our currently planned operations through at least 12 months. However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide. The current worldwide capital markets have been extremely volatile, and biotechnology companies have been limited or unsuccessful in obtaining funding in this environment.  Continuation of this market may significantly limit our ability to raise funds such that that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development timelines, and funding may not be available to us on acceptable terms, or at all. We have elected to focus on Hematide, and as a result reduced our research capabilities and efforts, including the elimination of certain research programs. If we are unable to raise additional funds when needed we could be required to further delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.  Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk is confined to our cash, cash equivalents and investments. Our investment portfolio currently does not include derivative financial instruments.  The goals of our investment policy are preservation of capital, fiduciary control of cash and investments and fulfillment of liquidity needs. However, as of September 30, 2008, we had $19.7 million invested in ARS that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program, closed end preferred issuances and other municipal issuances. The ARS held by us are rated AAA by a major credit rating agency, except for one ARS that is rated AA by a major credit rating agency. Based on overall market liquidity concerns, we determined that there was a net decrease in fair value of ARS totaling $2.0 million as of September 30, 2008.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weakness in internal control over financial reporting described below.

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

Material weakness in internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our interim or annual financial statements will not be prevented or detected. As of June 30, 2008, we did not maintain effective controls over the completeness and accuracy of our clinical trial expense. In connection with the preparation of the interim financial statements for the second quarter of 2008, we identified errors in the analysis and preparation of this clinical trial expense and related balance sheet accounts, including the incorrect application of information provided in reports from third party contract research organizations (“CROs”).  These control deficiencies resulted in the recording of certain expenses twice and in turn, the overstatement of clinical trial expense of $0.3 million and $1.6 million in the three months ended March 31, 2008 and December 31, 2007, respectively, and related collaboration revenue in the same periods. The correction of these errors resulted in out of period adjustments in the interim financial statements for the three months and six months ended June 30, 2008 of a $1.9 million reduction to clinical trial expense and $0.5 million reduction to collaboration revenue for reimbursed clinical trial expense. These errors arose from control deficiencies that, in the aggregate, could result in a misstatement to the aforementioned accounts that could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies, in the aggregate, constitute a material weakness.

Plan for Remediation of Material Weakness.  We have discussed this material weakness with our independent registered public accounting firm and our Audit Committee.  We have taken significant actions and will take further actions to remediate the material weakness related to our internal controls over the completeness and accuracy of our clinical trial expense including the validation and reconciliation of clinical trial expense and accruals on a study by study basis using data provided by third parties and detailed budget versus actual expense by individual trial. In addition, we are planning to hire finance staff and to continue to implement plans to enhance our reporting systems and procedures as well as provide for greater and consistent oversight in the preparation of clinical trial expense. We will continue to strengthen our internal controls over clinical trial expense during the remainder of the year.

We are in the process of performing our plan for testing and certification as provided under Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to correct the material weakness we have identified prior to the end of fiscal year 2008, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, we will be required to conclude and report that our internal control over financial reporting is not effective as of that date and investor confidence and our stock price could be adversely affected.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information, except as discussed above.

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

On April 12, 2006, we filed a demand for arbitration with the AAA claiming that we are the owner or co-owner of the intellectual property in dispute and alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, for unjust enrichment and constructive trust, and for breach of fiduciary duty. On May 8, 2006, J&J filed its answer and counterclaims, substantially restating their allegations made in the U.S. and German courts. In April 2007, the Company filed an amended demand for arbitration. In June 2007, J&J filed an amended counterdemand.  The AAA has appointed a panel of arbitrators, and the arbitrators have established a schedule for the arbitration. The parties have commenced discovery.  In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel.  In July 2007, the Company filed an opposition to J&J’s motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J can obtain limited discovery on Hematide, but that J&J cannot obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning.  The arbitration hearing has been delayed and has been rescheduled to occur during the second half of 2009. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

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

The FDA, the medical community, and others have recently raised significant safety concerns relating to commercially available ESAs as a result of reports of increased mortality and side effects from a number of clinical trials.  These concerns have resulted in a number of negative actions affecting the market for ESAs, particularly in oncology, including the following:

•                 As a result of concerns associated with administering ESAs to target higher hemoglobin levels, the FDA required revised warnings, including black box warnings, be added to labels of currently marketed ESAs advising physicians to monitor hemoglobin levels and to use the lowest dose of ESA to increase the hemoglobin concentration to the lowest level sufficient to avoid the need for red blood cell transfusions.

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

Some of the recent safety concerns surrounding commercially available ESAs relate to clinical trials conducted in certain cancer patients suggest higher mortality and serious side effects associated with ESA treatment. The current regulatory climate resulted in the need to conduct significantly larger, longer, and more difficult clinical trials, including potentially involving survival data, in order to obtain approval for the use of Hematide for chemotherapy-induced anemia compared to the clinical trials that have been required to date of commercially available ESAs.  In addition, the safety concerns, including the restrictions on labeling or use of ESAs, have significantly reduced the use of ESAs particularly in oncology.  The decreased commercial potential for Hematide in oncology may not justify such expenditures by us or by our collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda.

The safety concerns surrounding ESAs has had a significant negative impact on the timing, and development of the Hematide oncology program as well as the ultimate commercial potential of this indication.  This in turn has adversely affected Takeda’s or our ability and our interest in pursuing Hematide in the oncology setting, and as a result, we and Takeda recently announced our agreement to suspend development of Hematide to treat chemotherapy induced anemia.  The failure to pursue development of the Hematide oncology program may have a material adverse effect on our business and future financial results.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or sustain profitability.

We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At September 30, 2008, we had an accumulated deficit of $272.5 million. We have funded our operations to date principally from the sale of our securities and from payments by Takeda under our collaboration agreements. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, prepare for commercialization of Hematide, potentially begin new research and development programs and add the necessary infrastructure to support operating as a public company. Our ability to generate revenue depends heavily on our ability to successfully develop and secure regulatory approval for, and commercially launch, our product candidate, Hematide.  If due to lengthy and complicated development, clinical and regulatory requirements or any other reason, we are unable to commercialize Hematide, it will be a long time before we will be able to commercialize any future  product candidates, if ever.

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

 Since the filing of our Form 10-K for the year ended December 31, 2007, the overall ARS market has continued to deteriorate and our ARS have failed in all but a single auction. Accordingly, we recorded a $2.0 million net reduction of fair value of ARS which was recorded as an impairment charge in the nine months ended September 30, 2008. As of September 30, 2008, we have a remaining balance of $19.7 million invested in ARS.  Our valuation analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in additional impairments in future periods.  We may also be required to sell these investments at prices significantly below par or assessed fair value. There can be no assurance as to the timing of when, or if the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs. If we are unable to liquidate our ARS to obtain funds when needed we may be unable to fund our operations.

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

We anticipate that, if approved, Hematide would compete with EPOGEN and Aranesp, which are both marketed by Amgen, PROCRIT, which is marketed by Ortho Biotech Products, L.P. (a subsidiary of J&J), NeoRecormon and Mircera, currently marketed outside the U.S. by Roche. Aranesp is approved for once-monthly dosing for treatment of anemia in pre-dialysis patients in Europe. In the U.S., Amgen is reportedly in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in pre-dialysis patients. If Amgen is successful in obtaining approval for once-monthly dosing, the market for Hematide may be decreased. In addition, Roche’s Mircera has recently received approval in Europe.  Mircera reportedly has greater plasma stability and is longer acting than any rEPO product that is currently on the market. Roche and Amgen are currently engaged in patent litigation.  Mircera has been found to infringe several U.S. patents owned by Amgen.  Roche has been enjoined from selling Mircera in the U.S., but Roche has indicated that it will continue to appeal the decision.  If Roche successfully appeals the decision, , Mircera may enter the market before Hematide. Because of its ability to be longer acting, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide. Another potential competitor, FibroGen, Inc., or FibroGen, is developing small molecules designed to promote the production of greater levels of naturally-occurring EPO in patients. The introduction of generics into the ESA market, or new market entrants, could also prove to be a significant threat to us as it could not only limit the market for Hematide, but could also drive down the price of ESAs.

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

We believe that existing cash, cash equivalents and investments and the interest thereon, will enable us to maintain our currently planned operations through at least 12 months. However, we expect that additional capital will need to be raised to complete the development and commercialization of Hematide. The current worldwide capital markets have been extremely volatile, and biotechnology companies have been limited or unsuccessful in obtaining funding in this environment. Continuation of this market may significantly limit our ability to raise funds such that that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development timelines.

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

The trading price of our common stock has been highly volatile. For the 52 weeks ended October 31, 2008, the price ranged between a high of $29.78 per share and a low of $10.66 per share. Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

We registered 4,255,000 shares of our common stock for an aggregate offering price of $106,375,000, all of which were sold. After deducting expenses, we received net offering proceeds of approximately $96 million from our initial public offering. As of September 30, 2008, we had invested the aggregate net proceeds of approximately $96 million from our initial public offering in investment accounts.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

The following table provides information relating to repurchases of our common stock in the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2008 - July 31, 2008	—	—	N/A	N/A
August 1, 2008 - August 31, 2008	—	—	N/A	N/A
September 1, 2008 - September 30, 2008	—	—	N/A	N/A
Total	—	—	N/A	N/A

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are being filed as part of this report:

3.3	Amended and Restated Certificate of Incorporation(1)
3.5	Amended and Restated Bylaws(2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate(1)
4.3	Warrant to purchase shares of Series C Preferred Stock(1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)
4.6	Form of Senior Debt Indenture, between Registrant and one or more trustees to be named (3)
4.7	Form of Subordinated Debt Indenture, between Registrant and one or more trustees to be named (3)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

AFFYMAX, INC.

	By:	/s/ ARLENE M. MORRIS
Dated: November 5, 2008		Arlene M. Morris President, Chief Executive Officer and Member of the Board of Directors

	By:	/s/ PAUL B. CLEVELAND
Dated: November 5, 2008		Paul B. Cleveland Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.3	Amended and Restated Certificate of Incorporation(1)

3.5	Amended and Restated Bylaws(2)

4.1	Reference is made to exhibits 3.3 and 3.5

4.2	Specimen Common Stock Certificate(1)

4.3	Warrant to purchase shares of Series C Preferred Stock(1)

4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)

4.6	Form of Senior Debt Indenture, between Registrant and one or more trustees to be named (3)

4.7	Form of Subordinated Debt Indenture, between Registrant and one or more trustees to be named (3)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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