Form 10-Q
period 2009-03-31
AFFYMAX INC
filed 2009-05-07
CIK 1158223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2009, 18,862,247 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFYMAX, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$79,685	$24,046
Restricted cash	11	11
Short-term investments	46,775	70,673
Receivable from Takeda	20,089	21,688
Income taxes receivable	2,399	2,665
Deferred tax assets	1,351	1,351
Prepaid expenses and other current assets	7,273	6,647
Total current assets	157,583	127,081
Property and equipment, net	6,628	6,952
Restricted cash	1,135	1,135
Long-term investments	17,452	22,945
Deferred tax assets, net of current	5,889	5,889
Other assets	3,732	3,718
Total assets	$192,419	$167,720

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,855	$614
Accrued liabilities	8,333	9,831
Accrued clinical trial expenses	36,007	27,806
Income taxes payable	—	163
Deferred revenue	59,385	54,930
Capitalized lease obligations, current	—	7
Total current liabilities	105,580	93,351
Deferred revenue, net of current	44,725	54,915
Long term income tax liability	9,400	9,400
Other long term liabilities	1,033	1,070
Total liabilities	160,738	158,736
Contingencies (Note 5)

Stockholders’ equity
Common stock	19	15
Additional paid-in capital	351,505	306,828
Deferred stock-based compensation	(1)	(4)
Accumulated deficit	(320,068)	(298,328)
Accumulated other comprehensive gain	226	473
Total stockholders’ equity	31,681	8,984
Total liabilities and stockholders’ equity	$192,419	$167,720

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Collaboration revenue	$25,849	$16,708
License and royalty revenue	4	6
Total revenue	25,853	16,714
Operating expenses
Research and development	40,447	25,436
General and administrative	7,417	7,468
Total operating expenses	47,864	32,904
Loss from operations	(22,011)	(16,190)
Interest income	401	1,977
Interest expense	—	(29)
Other income (expense), net	(161)	(1,339)
Net loss before benefit for income taxes	(21,771)	(15,581)
Benefit for income taxes	(31)	—
Net loss	$(21,740)	$(15,581)
Net loss per share:
Basic and diluted	$(1.32)	$(1.03)
Weighted-average number of shares used in computing basic and diluted net loss per share	16,488	15,148

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(21,740)	$(15,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	453	305
Amortization of discount/premium on investments	70	(20)
Stock-based compensation expense	3,070	2,188
Gain on disposal of property and equipment	(17)	—
Other-than-temporary impairment on investments	160	1,319
Realized gain on investments	1	(1)
Unrealized gain on auction rate securities rights	(36)	—
Changes in operating assets and liabilities:
Receivable from Takeda	1,599	(62)
Income taxes receivable	266	—
Prepaid expenses and other current assets	(626)	2,597
Other assets	(14)	29
Accounts payable	1,241	(6,143)
Accrued liabilities	(1,494)	4,862
Accrued clinical trial expenses	8,201	5,991
Income taxes payable	(163)	(739)
Deferred revenue	(5,735)	(1,786)
Other long term liabilities	(37)	7
Net cash used in operating activities	(14,801)	(7,034)
Cash flows from investing activities
Purchases of property and equipment	(112)	(469)
Purchases of investments	(4,086)	(68,315)
Proceeds from sales of investments	—	10,716
Proceeds from maturities of investments	33,035	43,166
Net cash provided by (used in) investing activities	28,837	(14,902)
Cash flows from financing activities
Repurchase of common stock	(1)	—
Proceeds from issuance of common stock upon exercise of stock options	57	83
Proceeds from issuance of common stock and warrants, net of issuance costs	41,554	—
Principal payments under capital lease obligations	(7)	(60)
Net cash provided by financing activities	41,603	23
Net increase (decrease) in cash and cash equivalents	55,639	(21,913)
Cash and cash equivalents at beginning of the period	24,046	108,215
Cash and cash equivalents at end of the period	$79,685	$86,302

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                 The Company

Affymax, Inc., a Delaware corporation, was incorporated on July 20, 2001. We are a biopharmaceutical company developing novel peptide-based drug candidates to improve the treatment of serious and often life-threatening conditions. Our product candidate, Hematide™, is designed to treat anemia associated with chronic renal failure. Hematide is a synthetic peptide-based erythropoiesis stimulating agent (“ESA”) designed to stimulate production of red blood cells. We are conducting Phase 3 clinical trials in patients suffering from chronic renal failure, on dialysis and not on dialysis (“pre-dialysis”).

2.                 Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying condensed financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted. The condensed financial statements are unaudited and reflect all adjustments, consisting of only normal recurring adjustments, which in the opinion of management, are necessary to fairly state the financial position at, and the results of operations and cash flows for, the interim periods presented. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, which includes our audited financial statements and the notes thereto.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in the condensed financial statements and accompanying notes may not be indicative of the results for the full year or any future period.

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.  We separated the line item “accrued clinical trial expenses” from “accrued liabilities” in the condensed statement of cash flows for the three months ended March 31, 2008. This reclassification did not change previously reported net loss, total assets or stockholders’ equity.

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments.  At each balance sheet date presented, our other comprehensive loss consists solely of unrealized gains and losses on investments.  Comprehensive loss for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(21,740)	$(15,581)
Change in unrealized gains (losses) on investments	(247)	(73)
Comprehensive loss	$(21,987)	$(15,654)

Concentration of Risk and Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and investments. We deposit excess cash in accounts with three major financial institutions in the United States. Deposits in these banks may exceed the amount of insurance provided on such deposits. We have not experienced any realized losses on our deposits of cash and cash equivalents. Although our guideline for investment of excess cash is designed to maintain safety and liquidity through our policies on diversification and investment maturity, as of March 31, 2009, we held fair value of investments in auction rate securities (“ARS”) totaling $17.5 million that have failed in auctions.

We have experienced significant operating losses since inception. At March 31, 2009, we had an accumulated deficit of $320.1 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from our collaboration agreements with Takeda and the sale of equity securities.  We expect to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the development and commercialization of Hematide. There can be no assurance that such financing will be available or will be at terms acceptable to us.

Our accounts receivable balance contains receivables in connection with our two separate collaboration agreements (the “Arrangement”) with Takeda Pharmaceutical Company Limited, or Takeda.  We have not experienced any credit losses from our Arrangement with Takeda and none are expected.

We are currently developing our first product offering, Hematide, and have no products that have received regulatory approval. Hematide will require approval from the U.S. Food and Drug Administration (“FDA”) and/or foreign regulatory agencies prior to commercial sales. There can be no assurance that Hematide will receive the necessary approvals. If we are denied such approvals or such approvals are delayed, it would have a material adverse effect on us. To achieve profitable operations, we must successfully develop, test, manufacture and commercialize Hematide. There can be no assurance that Hematide can be developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that Hematide will be successfully commercialized. These factors could have a material adverse effect on our future financial results.

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

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Effective January 1, 2009, we adopted FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually.  The adoption of FSP No. 157-2 did not have a significant impact on our  financial statements.  In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP No. 157-3.  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active.

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

Revenue Recognition

Collaboration Revenue

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”). When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). Application of this standard requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.  Effective January 1, 2009, we adopted the provisions of EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF No. 07-1”), which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties.  The adoption of EITF No. 07-1 did not have a significant impact on our financial statements.

Our two separate collaboration agreements with Takeda have been combined for accounting purposes due to their proximity of negotiation. We evaluated the multiple elements under the combined single arrangement in accordance with the provisions of EITF No. 00-21. We were unable to determine the stand-alone value of the delivered elements and obtain verifiable objective evidence to determine the fair value of the undelivered elements at the initiation of the Arrangement. As a result, we concluded that there was a single unit of accounting.

Effective January 1, 2008, we entered into an amendment to the Arrangement with Takeda. The amendment provides us the ability to opt-out of our obligation to participate on the joint steering committee and any related subcommittees at any time beginning January 1, 2011 without any other modifications. As a result, the obligation to participate in the joint steering committee and any related subcommittee is no longer indefinite. Accordingly, we determined that we can separate the performance obligations that occur over the development period from the performance obligations that will occur during the commercialization period. Currently, we do not expect our development period obligations to extend past January 1, 2011.  As a result of the change in performance period from indefinite to approximately 4.5 years (i.e., the inception of the Arrangement to January 1, 2011), beginning on January 1, 2008, we recognized revenue during the development period using the Contingency-Adjusted Performance Model (“CAPM”). Under the CAPM, revenue is initially recognized in the period the payment is earned under the arrangement including amounts that are either received or due from Takeda. Revenue initially recognized is based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment is earned in relation to the total projected development period. The remaining portion of the payment is then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement.  Payments during the development period include amounts due for upfront license fees, milestone payments earned, purchases of API and reimbursement of development and commercial expenses. The cumulative effect adjustment totaling $1.4 million for the change of estimate, which results from now being able to estimate the period of performance, was recognized as additional revenue during the three months ended March 31, 2008. Through the period of the joint steering committee obligation, we expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods. Included in the reimbursable expense is the cost of API that we manufacture and supply to Takeda during the development period, which we will also supply during the commercialization period.

License and Royalty Revenue

Royalties are recognized as earned in accordance with contract terms, when third-party results are reported and collectability is reasonably assured.

Clinical Trial Expense

We record expense for estimated clinical study external costs, which are a significant component of research and development (“R&D”) expenses. These clinical trial costs were $24.4 million and $12.4 million during the three months ended March 31, 2009 and 2008, respectively. Clinical studies are administered by third-party contract research organizations (“CROs”). CROs typically perform most of the total start-up activities for the trials, including document preparation, site identification, pre-study visits, training as well as on-going program management. For the Phase 3 studies, which represent the vast majority of the clinical trial expense, the expense recorded is based on reporting received from CROs and internal analyses. We accrue costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is based on internal estimates of activities using patient enrollment and contractual or estimated rates. For the Phase 2 studies, the expense is activities based such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred.

For all studies, CRO reporting is reviewed by us for appropriateness and adjustments are made as deemed necessary to ensure that the expenses reflect the actual effort incurred by the CROs. However, if we do not receive complete and accurate information from the vendors or underestimate activity levels associated with a study at a given point in time, we may have to record adjustments, including potentially significant additional R&D expenses in subsequent periods.

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

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Numerator:
Net loss	$(21,740)	$(15,581)
Denominator:
Weighted-average shares outstanding	16,489	15,155
Less: Weighted-average unvested shares subject to repurchase	(1)	(7)
Weighted-average number of shares used in computing basic and diluted net loss per share	16,488	15,148
Basic and diluted net loss per share	$(1.32)	$(1.03)

The following were excluded from the computation of diluted net loss per share for the periods presented because including them would have an antidilutive effect (in thousands):

	As of March 31,
	2009	2008
Options to purchase common stock	2,577	2,089
Common stock subject to repurchase	1	5
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	33	39
Restricted stock units	158	31
Warrants to purchase common stock	426	2

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”).  FSP 115-2 and FSP 124-2 collectively establish a new method of recognizing and reporting other-than-temporary impairments of debt securities.  FSP 115-2 and FSP 124-2 also contain additional disclosure requirements related to debt and equity securities. FSP 115-2 and FSP 124-2 change existing impairment guidance under SFAS No. 115.  FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  We are currently assessing the potential impact that the adoption of FSP 115-2 and FSP 124-2 will have on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly (“FSP 157-4”).  FSP 157-4 amends SFAS No. 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  We are currently assessing the potential impact that the adoption of FSP 157-4 will have on our financial statements.

Effective January 1, 2009, we adopted the provisions of EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our issued warrants to purchase our stock. EITF No. 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities.  The adoption of EITF No. 07-5 did not have a significant impact on our financial statements.

3.                 Stockholders’ Equity

Common Stock

In March 2009, institutional investors purchased $42.0 million of our common stock in a private placement.  The net proceeds are estimated to be $41.6 million after offering expenses.  Under the terms of one of two purchase agreements, we sold 2,844,708 newly issued shares of our common stock at a purchase price of $11.25 per share.  In the other purchase agreement, we sold 652,262 newly issued units at a purchase price of $15.33 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.65 of a share of common stock. The warrants are immediately exercisable at $16.78 per share and expire in March 2014.

We estimated that the fair value of the warrants issued in connection with the March 2009 private placement was $3.3 million using the Black-Scholes valuation model with the following assumptions: expected volatility of 86%, risk-free interest rate of 1.86%, dividend yield of 0% and expected term of five years.  The warrants were considered as a cost of the equity financing, therefore the fair value of the warrants was recorded to contra-equity.

Stock-Based Compensation

We recognized stock-based compensation expense related to employee and director stock options, restricted stock units and stock purchase rights of $2.5 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively, under SFAS No. 123(R).  As of March 31, 2009, unrecognized compensation costs related to employee and director stock options and restricted stock units totaled $19.3 million. The cost is expected to be recognized over a weighted-average amortization period of 2.13 years.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity for the three months ended March 31, 2009:

Stock Options Outstanding	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price Per Share
Balances at December 31, 2008	1,445,606	2,130,116	$17.59
Additional shares authorized	688,698	—	—
Options granted	(577,300)	577,300	11.08
Options exercised	—	(3,874)	2.62
Options forfeited	125,013	(125,013)	19.76
Options cancelled	1,525	(1,525)	26.96
Restricted stock units forfeited	21,390	—	—
Shares repurchased	115	—	—
Balances at March 31, 2009	1,705,047	2,577,004	$16.04

The following table summarizes restricted stock unit activity for the three months ended March 31, 2009:

Restricted Stock Units Outstanding	Number of Shares	Weighted-Average Exercise Price Per Share
Nonvested shares at December 31, 2008	188,950	$14.94
Restricted stock units granted	—	—
Restricted stock units vested	(9,198)	10.99
Restricted stock units forfeited	(21,390)	13.78
Nonvested shares at March 31, 2009	158,362	$15.33

4.                 Investments and Fair Value Measurements

The following is a summary of our available-for-sale marketable securities (in thousands):

	As of March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Government securities	$46,549	$226	$—	$—	$46,775
Long-term investments:
Auction rate securities	$21,250	$—	$—	$(3,798)	$17,452

	As of December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Corporate securities	$3,500	$—	$(5)	$—	$3,495
Certificates of deposit	1,499	3	—	—	1,502
Government securities	65,261	418	(3)	—	65,676
Total short-term investments	$70,260	$421	$(8)	$—	$70,673
Long-term investments:
Government securities	$5,273	$60	$—	$—	$5,333
Auction rate securities	21,250	—	—	(3,638)	17,612
Total long-term investments	$26,523	$60	$—	$(3,638)	$22,945

Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available for sale securities.  The fair value of these assets was determined based on a three-tier hierarchy under SFAS No. 157 that prioritizes the inputs used in measuring fair value as follows:

•                  Level 1 — observable inputs such as quoted prices in active markets.

•                  Level 2 — inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•                  Level 3 — unobservable inputs in which there is little or no market data, which would require us to develop our own assumptions.

Our cash equivalents and investments, other than ARS, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities.  The types of investments that are generally classified within Level 2 of the fair value hierarchy include corporate securities, certificates of deposits and U.S. government securities.  Our investments in ARS are classified within Level 3 of the fair value hierarchy because of the lack of observable inputs. ARS are structured to provide liquidity by an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are generally greater than one year.  Through mid-February 2008, every auction reset date of the ARS held by us was successful.  In mid-February, overall market liquidity concerns resulted in the failure of a majority of the auctions in the ARS markets. In the following month, approximately one-fifth of the auctions for ARS held by us were successful.

Since mid-March 2008, the overall ARS markets have continued to deteriorate and the ARS held by us have failed in all but a single successful auction. During this period through March 31, 2009, the par value of our ARS holdings decreased by $8.5 million to $21.3 million primarily due to redemptions at par value by the issuers. Our sales or redemptions of ARS to date have not resulted in any loss of principal. The majority of the ARS held by us continue to pay interest, most recently in a range of 1-13%, though certain student loan issuances are temporarily at a zero coupon rate due to the particular interest provisions of the issuances. As of March 31, 2009, our $21.3 million of par value of ARS were comprised of $17.6 million of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program, $3.1 million of closed end preferred issuances and a $600,000 municipal issuance. The ARS held by us are rated AAA by a major credit rating agency, except for one ARS that is rated AA by a major credit rating agency.

As a result of the continued auction market failures, quoted prices in active markets are not available. Due to the lack of observable inputs, we determined the fair value of our ARS at March 31, 2009 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. The analysis is based on dynamic market conditions and changes in our assumptions could lead to a significant change in determined value. Our analysis resulted in a net decrease in fair value of ARS totaling

$3.8 million through March 31, 2009. The decrease in fair value was deemed to be other-than-temporary and recorded as an impairment charge to other income (expense), net.  For the three months ended March 31, 2009 and 2008, we recorded an impairment charge of $160,000 and $1.3 million, respectively, to other income (expense), net related to the decrease in the fair value of our ARS.

As a result of a settlement between various regulatory agencies, including the Securities and Exchange Commission, and UBS entities relating to sales and marketing practices of ARS, in October 2008, we received an offer from UBS AG of Series C-2 ARS Rights (“ARS Rights”) in connection with the $15.0 million of par value of ARS that were purchased through UBS and we continue to hold through March 31, 2009.  In November 2008, we accepted the terms of the ARS Rights and delivered the required legal release of claims against the UBS entities. These ARS Rights give us the option to require UBS to repurchase, at par, the ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS. In connection with the ARS Rights, UBS is also making available to eligible borrowers, loans potentially up to 75% of the fair value of the ARS as determined by UBS.  We determined that the ARS Rights do not meet the definition of a derivative security under SFAS No. 133 because the ARS Rights are non-transferrable and we must tender the related ARS to receive the cash settlement.  Therefore, we elected to measure the ARS Rights separately under the fair value option of SFAS No. 159 in order to partially offset the changes in the fair value of the ARS to the ARS Rights. We did not elect to adopt the fair value option under SFAS No. 159 to measure financial instruments, except for the ARS Rights. We determined the value of the ARS Rights was $2.5 million as of March 31, 2009 using a discounted cash flows analysis based on, among other things, the timing and likelihood of the recovery of the par value of the ARS from UBS.  We recorded the fair value of the ARS Rights as a long-term other asset with a corresponding credit to other income (expense), net, partially offsetting the unrecognized losses incurred to date on the related ARS, during the three months ended March 31, 2009.  The recognition of the ARS Rights and the other-than-temporary impairment on the related ARS resulted in a net impact of $37,000 of net other expense for the three months ended March 31, 2009.

The following table presents our investments measured at fair value on a recurring basis classified by the SFAS No. 157 valuation hierarchy (in thousands):

	As of March 31, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$78,523	$78,523	$—	$—
Short-term investments:
Government securities	$46,775	$—	$46,775	$—
Long-term investments:
Auction rate securities	$17,452	$—	$—	$17,452
ARS Rights	$2,450	$—	$—	$2,450

	As of December 31, 2008
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$20,643	$20,643	$—	$—
Short-term investments:
Corporate securities	$3,495	$—	$3,495	$—
Certificates of deposit	1,502	—	1,502	—
Government securities	65,676	—	65,676	—
Total short-term investments	$70,673	$—	$70,673	$—
Long-term investments:
Government securities	$5,333	$—	$5,333	$—
Auction rate securities	17,612	—	—	17,612
Total long-term investments	$22,945	$—	$5,333	$17,612
ARS Rights	$2,414	$—	$—	$2,414

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at beginning of the period	$20,026	$—
Transfers in and/or out of Level 3	—	36,405
Total unrealized losses related to ARS
Included in net loss	(160)	(1,319)
Included in other comprehensive loss	—	(178)
Total unrealized gains related to ARS Rights
Included in net loss	36	—
Settlements	—	(8,080)
Balance at end of the period	$19,902	$26,828

5.                 Contingencies

We have initiated binding arbitration and related litigation with Johnson & Johnson, Ortho-McNeil Pharmaceutical, Inc., Ortho Pharmaceutical Corporation, The R.W. Johnson Pharmaceutical Research Institute and Johnson & Johnson Pharmaceutical Research and Development, L.L.C., or, collectively, J&J, over ownership of intellectual property related to erythropoietin receptor, or EPO-R, agonists (compounds capable of binding to and activating the EPO-R). This intellectual property is the subject of a number of U.S. and international patents and patent applications assigned to us and J&J, including a U.S. patent currently assigned to J&J, several U.S. patents currently assigned to us and a European patent application currently assigned to J&J. In this section, we refer to the patents and patent applications subject to the arbitration collectively as the “intellectual property in dispute.” We believe that we are the sole owner or co-owner of the intellectual property in dispute, including a European patent application currently naming J&J as sole owner that may issue in the near future and relates to specified ESA peptide compounds. J&J, on the other hand, alleges that they are the sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which we are currently named as sole owner that relate to specified peptide compounds.

In June 2004, we filed a civil complaint in the Munich Regional Court in the Federal Republic of Germany against J&J alleging that we are an owner or co-owner of J&J’s European patent application relating to agonist peptide dimers. In October 2005, J&J filed its response to our complaint, denying our claims of inventorship and ownership. In April 2006, we requested the court to dismiss the complaint so that the issues it raised could be resolved pursuant to the arbitration proceeding described below. The court has done so.

In September 2004, we filed a civil complaint in the U.S. District Court for the Northern District of Illinois, or the Illinois case, against J&J alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, and for unjust enrichment and constructive trust. The complaint alleges that the Affymax N.V. scientists are sole or co-inventors of the intellectual property in dispute, including the above-referenced J&J patents and patent applications, and that we are the sole or co-owner of them. The complaint also alleges that J&J breached the three-year Research and Development Agreement between Affymax N.V. and a division of Ortho Pharmaceutical Corporation, a subsidiary of J&J, or the R&D Agreement, by, among other things, engaging in a course of conduct designed to obtain patents for itself and to deny us patents on the Affymax scientists’ inventions. The complaint further alleges that we have suffered damages as a result of J&J’s breaches and that J&J has been unjustly enriched through its misconduct and should be subject to the imposition of a constructive trust.

J&J denied all material claims in our complaint and, among other things, counterclaimed that its employees are the true inventors of the intellectual property in dispute and that it is therefore entitled to sole or co-ownership of the above-referenced patents and patent applications assigned solely or jointly to us. J&J also brought related claims for breach of contract, breach of fiduciary duty, unjust enrichment and constructive trust. J&J alleges, among other things, that Affymax N.V., Affymax Technologies, N.V. and Affymax Research Institute, or the Affymax Entities, filed in their own name certain patent applications allegedly claiming inventions of J&J employees without notifying or consulting with J&J, that during patent prosecution the Affymax Entities improperly removed the names of J&J employees from certain patent applications on which those employees had been identified as inventors, and that these and other alleged breaches entitle J&J to damages and waive all rights we may have had to the intellectual property in dispute.

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

In April 2006, we filed a demand for arbitration with the AAA claiming that we are the owner or co-owner of the intellectual property in dispute and alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, for unjust enrichment and constructive trust, and for breach of fiduciary duty. In May 2006, J&J filed its answer and counterclaims, substantially restating their allegations made in the U.S. and German courts. The AAA has appointed a panel of arbitrators, and the arbitrators have established a schedule for the arbitration. The parties have commenced discovery.

In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel.  In July 2007, we filed an opposition to J&J’s motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J can obtain limited discovery on Hematide, but that J&J cannot obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning. The arbitration hearing is scheduled to occur during the second half of 2009. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on us because of legal costs, diversion of management resources and other factors.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

6.                 Development and Commercialization Agreements with Takeda

We have entered into two separate collaboration agreements with Takeda, which have been combined for accounting purposes due to their proximity of negotiation. Consideration from these collaboration agreements includes nonrefundable upfront license fees, reimbursement for sales of active pharmaceutical ingredients, clinical and regulatory milestone payments, reimbursement of third party U.S. clinical development expenses, product profit share revenues (as co-promotion revenues) and royalties.

In February 2006, we issued an exclusive license to Takeda for development and commercialization of Hematide in Japan. Pursuant to this agreement, Takeda paid us approximately $27 million, consisting of $17 million in upfront licensing fees and approximately $10 million for the purchase of 530,082 shares of our Series E Redeemable Convertible Preferred Stock at a price of $18.86 per share. In addition, we are eligible to receive clinical and regulatory milestone payments of up to an aggregate of $75 million upon Takeda’s successful achievement of clinical development and regulatory milestones in Japan. Takeda is responsible for all development and commercialization costs in Japan and will purchase the API for Hematide from us. Assuming Hematide is approved and launched in Japan, we will receive a royalty from Takeda on Hematide sales in Japan.

In June 2006, the parties expanded their collaboration to develop and commercialize Hematide worldwide, which includes the co-development and co-commercialization of Hematide in the U.S. Takeda received an exclusive license to develop and commercialize Hematide outside of the U.S. Beginning January 1, 2007, Takeda was responsible for the first $50 million of third party expenses related to development in pursuit of U.S. regulatory approval of Hematide. Of the first $50 million of third-party expenses related to the development in pursuit of U.S. regulatory approval of Hematide to be borne by Takeda, a total of $36.3 million was utilized by both parties through December 31, 2007 and the remainder was utilized during the first quarter of 2008. Currently, Takeda bears 70% of the third party U.S. development expenses, while we are responsible for 30% of the expenses. We retain responsibility for 100% of our internal development expenses. Under the June 2006 agreement, Takeda paid us an upfront license fee of $105 million, and we are eligible to receive from Takeda up to an aggregate of $280 million upon the successful achievement of clinical development and regulatory milestones, the majority of which relate to the renal program, including milestone payments upon completion of database lock of the Phase 3 clinical trials of $15 million for dialysis and $15 million for pre-dialysis, $20 million milestone payments upon FDA acceptance of the submission of the new drug application, or NDA, and $95 million of milestone payments upon approval by the FDA in dialysis and pre-dialysis indications. Further, we may receive from Takeda up to an aggregate of $150 million upon the achievement of certain worldwide annual net sales milestones. We and Takeda will share equally in the net profits and losses of Hematide in the United States, which include expenses related to the marketing and launch of Hematide. Takeda will pay us a variable royalty based on annual net sales of Hematide outside the United States. The agreement establishes a joint steering committee to oversee the development, regulatory approval and commercialization of Hematide.

We share responsibility with Takeda for clinical development activities required for U.S. regulatory approval of Hematide. Specifically, we have primary responsibility for Hematide’s clinical development plan and clinical trials in the dialysis and pre-dialysis indications, while Takeda has primary responsibility in the chemotherapy induced anemia and anemia of cancer indications to the extent any such indication is developed. We are responsible for United States regulatory filings in the dialysis, pre-dialysis, chemotherapy induced anemia and anemia of cancer indications, including holding the NDAs for those indications. Takeda is responsible for regulatory filings outside the United States and the creation of a global safety database.

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

Under the February 2006 agreement, Takeda also obtained a right of first negotiation to any backup products for Hematide developed by us or our third-party partners. Specifically, during the first ten years of the agreement, if we or third-party partners develop a product that advances to Phase 2 clinical trials and competes with Hematide in the renal or oncology indications, we are obligated to offer to Takeda the right to develop and commercialize such product in Japan before offering the product opportunity in Japan to any other third party.

We have recognized $25.8 million and $16.7 million of collaboration revenue during the three months ended March 31, 2009 and 2008, respectively.  Collaboration revenue for the three months ended March 31, 2008 includes a $1.4 million cumulative adjustment resulting from an amendment to the Arrangement with Takeda that was effective on January 1, 2008.  As of March 31, 2009, the amount receivable from Takeda was $20.1 million.

7.                 Income Taxes

We anticipate being in a net operating loss position for 2009.  We recorded no combined federal and state tax liability for the three months ended March 31, 2009.  We were also in a taxable loss position for our year ended December 31, 2008 and therefore recorded no combined federal and state tax liability for the three months ended March 31, 2008.  We recorded $31,000 of federal tax benefit for the three months ended March 31, 2009 due to a research and development credits refund available to us pursuant to a provision within the American Recovery and Reinvestment Tax Act of 2009.  At December 31, 2008, we had $11.8 million of unrecognized tax benefits, which because of the full valuation allowance position, will not affect the effective tax rate when recognized.

As of March 31, 2009, our federal tax returns for the years ended 2005 through the current period and state tax returns for the years ended 2004 through the current period are still open to examination.  Net operating losses generated in 2008 will be open for examination until 2028 and 2029 for federal and state purposes, respectively.  Net operating losses and research and development credit carryforwards used in 2007 will be open for examination until 2011 and 2012 for federal and state purposes, respectively.  Any remaining net operating losses and research and development carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years under examination by any jurisdiction at this time.

While we believe that we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to materially increase or reduce the carrying amount of our tax reserve, but it is not possible to quantify the amount that will change in the next 12 months.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2008 and our unaudited condensed financial statements for the three-month period ended March 31, 2009.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements.  These  forward-looking statements include statements regarding the timing, design and results of our clinical trials and drug development program, the continuation and success of our collaboration with Takeda, and the timing and likelihood of the commercialization of Hematide. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q under Item 1A “Risk Factors,” including risks relating to the continued safety and efficacy of Hematide in clinical development, the potential for once per month dosing and room temperature stability, the cardiovascular event rate in our phase 3 clinical program, the timing of patient accrual in ongoing and planned clinical studies, regulatory requirements and approvals, research and development efforts, industry and competitive environment, reimbursement coverage, intellectual property rights and disputes and other matters.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a biopharmaceutical company developing novel peptide-based drug candidates to improve the treatment of serious and often life-threatening conditions. Our product candidate, HematideTM, is designed to treat anemia associated with chronic renal failure. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic renal failure, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may lead to chronic fatigue or increase the risk of other diseases or death. Currently recombinant EPO, or rEPO, is used to manage the anemia of dialysis, pre-dialysis and cancer patients. According to IMS Health Incorporated, rEPO generated $11.5 billion in worldwide revenues for 2008, of which we believe approximately $6.8 billion was generated in the U.S. Of this $6.8 billion, we estimate that over one-half is attributable to use of rEPO in patients with chronic renal failure, and the remainder is attributable to other indications, primarily cancer patients. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Hematide is designed to be longer acting than currently marketed ESAs in the U.S. and therefore has the potential to offer both better care for patients and reduced cost and complexity for healthcare providers.

We are conducting Phase 3 clinical trials in patients suffering from chronic renal failure, on dialysis and pre-dialysis. We are conducting four open-label, randomized controlled clinical trials. Of these trials, two trials, called PEARL 1 and PEARL 2, are being conducted in pre-dialysis patients and are designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, are being conducted in dialysis patients and are designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide. Enrollment of PEARL 1 was completed in July 2008, months in advance of the PEARL 2 and EMERALD studies, which completed enrollment during the last quarter of 2008. Although each study was originally planned to continue only until the last patient in the study was treated for approximately 52 weeks, we are currently planning to extend PEARL 1 into the fourth quarter of 2009 and to complete treatment of patients concurrent with the other studies.  Analysis of efficacy and safety for all of the Phase 3 studies will be based on assessments of non-inferiority to the comparator drugs.  The primary efficacy endpoint will be the mean change in hemoglobin from baseline.  In addition, the assessment of safety will include a composite cardiovascular endpoint from a pooled safety database.

Currently, we expect to release results from the Phase 3 clinical program in the first quarter of 2010, however, the rate of accrual of cardiovascular events could affect the duration of the studies and the timing of data release. If the cardiovascular events accrue at a lower rate than estimated, the outcome of the composite safety endpoint analysis may not meet the pre-defined non-inferiority criteria due to insufficient events, causing a possible failure of our clinical program. In order to obtain additional data to compensate for a lower than estimated cardiovascular event rate, the Phase 3 clinical program may need to be extended or additional studies may need to be conducted, if even feasible, which could delay the development of Hematide and the achievement of milestones from Takeda. Even if the cardiovascular events accrue at the estimated rate, we could still fail to establish that Hematide is non-inferior to the comparator drugs upon analysis of the data from our Phase 3 clinical program. Further, our Phase 3 clinical program could be suspended or terminated prior to completion based on safety or other concerns, including recommendations of the data monitoring committee, which will be meeting periodically to review the interim safety data from our trials.

In August 2008, we and Takeda, agreed to suspend the development of Hematide to treat chemotherapy-induced anemia and to focus all development efforts for Hematide on the treatment of chronic renal failure anemia.

To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and active pharmaceutical ingredient, or API, production, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. Since inception, we have incurred net losses and expect to incur substantial and increasing losses for the next several years in order to complete the development and commercialization of Hematide. As of March 31, 2009, we had an accumulated deficit of $320.1 million.

In March 2009, we completed a private placement raising an estimated $41.6 million of net proceeds through the issuance of common stock and warrants exercisable for common stock.  Under the terms of one of two purchase agreements, we sold 2,844,708 newly issued shares of our common stock at a purchase price of $11.25 per share.  In the other purchase agreement, we sold 652,262 newly issued units at a purchase price of $15.33 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.65 of a share of common stock. The warrants are immediately exercisable at $16.78 per share and expire in March 2014.

We believe that the existing cash, cash equivalents and investments together with the interest thereon, will enable us to maintain our currently planned operations for at least 12 months. However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide. The current worldwide capital markets have been extremely volatile, and biotechnology companies have been limited or unsuccessful in obtaining funding in this environment.  Continuation of this market may significantly limit our ability to raise funds such that that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development timelines, and funding may not be available to us on acceptable terms, or at all. Further, we have had to reduce our research capabilities and efforts, including the elimination of certain research programs even some activities related to the support of Hematide. If we are unable to raise additional funds when needed, we could be required to further delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing would be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.  Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

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

Our critical accounting policies and the use of estimates are consistent with those noted in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Revenue

	Three Months Ended March 31,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Collaboration revenue	$25,849	$16,708	$9,141	55%
License and royalty revenue	4	6	(2)	(33)%
Total revenue	$25,853	$16,714	$9,139	55%

We have recognized $25.8 million and $16.7 million of collaboration revenue during the three months ended March 31, 2009 and 2008, respectively.  Collaboration revenue for the three months ended March 31, 2008 included a $1.4 million cumulative adjustment resulting from an amendment to the collaboration agreements with Takeda, as discussed in the notes to our unaudited financial statements included in this Quarterly Report on Form 10-Q. The increase in collaboration revenue for the three months ended March 31, 2009 compared to the three months ended

March 31, 2008 was primarily due to the growth in third-party development expenses reimbursed by Takeda related to our Phase 3 clinical trials which completed enrollment in the last quarter of 2008. We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.

Research and Development Expenses

	Three Months Ended March 31,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$40,447	$25,436	$15,011	59%

The increase in research and development expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to an increase of $13.7 million in clinical trial costs resulting from management and full enrollment of the Phase 3 clinical program and an increase of $1.0 million in personnel costs resulting from increased headcount and stock-based compensation expenses. We do not expect quarterly research and development expenses to increase substantially in the remainder of 2009.

General and Administrative Expenses

	Three Months Ended March 31,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
General and administrative expenses	$7,417	$7,468	$(51)	(1)%

The general and administrative expenses for the three months ended March 31, 2009 were relatively unchanged compared to the three months ended March 31, 2008. We expect to incur increasing general and administrative expenses in future periods to support our research and development activities, preparation for the New Drug Application for Hematide, costs associated with our J&J litigation and expansion of commercial capabilities.

Interest Income (Expense), Net

	Three Months Ended March 31,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Interest income (expense), net	$401	$1,948	$(1,547)	(79)%

The decrease in interest income, net, was due primarily to lower level of cash, cash equivalents and investments and lower interest rates during the three months ended March 31, 2009 compared to the same period in 2008.

Other Income (Expense), Net

	Three Months Ended March 31,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Other income (expense), net	$(161)	$(1,339)	$(1,178)	88%

Other income (expense), net, for the three months ended March 31, 2009 and 2008 includes a $160,000 and $1.3 million, respectively, other-than-temporary impairment charge related to the decrease in fair value of our investments in ARS.  Based on projected cash usage, we may be required to sell the ARS prior to the resumption of successful auctions or other liquidity events. As a result, we deemed the impairment as other-than-temporary and recorded the charge in the three months ended March 31, 2009 and 2008.

Benefit for Income taxes

	Three Months Ended March 31,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Benefit for income taxes	$(31)	$—	$31	100%

We are subject to federal and California state income tax.  We anticipate being in a net operating loss position for 2009.  We recorded no combined federal and state tax liability for the three months ended March 31, 2009.  We recorded $31,000 of federal tax benefit for the three months ended March 31, 2009 due to a research and development credits refund available to us pursuant to a provision within the American Recovery and Reinvestment Tax Act of 2009.  We were also in a taxable loss position for our year ended December 31, 2008 and therefore recorded no combined federal and state tax liability for the three months ended March 31, 2008.

Liquidity and Capital Resources

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through March 31, 2009, we have received net proceeds of $300.4 million from the issuance of common stock and convertible preferred stock and $122 million of upfront license fees, a $10 million milestone payment and $116.2 million for the reimbursement of development and commercial expenses and purchase of API from our Arrangement with Takeda. The first $50 million of third-party expenses related to the development in pursuit of U.S. regulatory approval of Hematide was borne by Takeda under the Arrangement, of which $36.3 million was utilized by both parties through December 31, 2007 and the remainder was utilized during the first quarter of 2008. Currently, Takeda bears 70% of the third-party U.S. development expenses, while we are responsible for 30% of the expenses.

In March 2009, we completed a private placement raising an estimated $41.6 million of net proceeds through the issuance of common stock and warrants exercisable for common stock.  Under the terms of one of two purchase agreements, we sold 2,844,708 newly issued shares of our common stock at a purchase price of $11.25 per share.  In the other purchase agreement, we sold 652,262 newly issued units at a purchase price of $15.33 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.65 of a share of common stock. The warrants are immediately exercisable at $16.78 per share and expire in March 2014.

As of March 31, 2009, we had $143.9 million in unrestricted cash, cash equivalents and short-term and long-term investments.  Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, corporate bonds, commercial paper, auction rate securities, or ARS, and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

As of March 31, 2009, we had fair value of ARS totaling $17.5 million that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program, closed end preferred issuances and another municipal issuance.  The ARS held by us are rated AAA by a major credit rating agency, except for one ARS that is rated AA by a major credit rating agency. ARS are structured to provide liquidity by an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are generally greater than one year.  Since mid-March 2008, the overall ARS market has continued to deteriorate and the ARS held by us have failed in all but a single auction.

We determined the fair value of our ARS at March 31, 2009 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. Our analysis resulted in a net decrease in fair value of ARS totaling $3.8 million through March 31, 2009.  The decrease in fair value was deemed to be other-than-temporary and was recorded as an impairment charge to other income (expense), net.  For the three months ended March 31, 2009 and 2008, we recorded an impairment charge of $160,000 and $1.3 million, respectively, to other income (expense), net related to the decrease in the fair value of our ARS. Our analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in impairments in future periods.

In November 2008, UBS AG issued us ARS Rights in connection with the $15.0 million of par value of ARS that were purchased through UBS and we continue to hold through March 31, 2009. The ARS Rights are not transferable and give us the option to require UBS to repurchase at par our ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS. In connection with the ARS Rights, UBS is also making available to eligible borrowers, loans potentially up to 75% of the value of the ARS. We determined the value of the ARS Rights was $2.5 million as of March 31, 2009 using a discounted cash flow analysis based on, among other things, the timing and likelihood of the recovery of the par value of the ARS from UBS.  We recorded the fair value of the ARS Rights as a long-term other asset with a corresponding credit to other income (expense), net, partially offsetting the unrecognized losses incurred to date on the related ARS, during the three months ended March 31, 2009.  The recognition of the ARS Rights and the other-than-temporary impairment on the related ARS resulted in a net impact of $37,000 to other income (expense), net for the three months ended March 31, 2009.  We anticipate that future changes in the fair value of the ARS Rights will be offset by the changes in the fair value of related ARS with no material net impact to net loss.

Based on our expected cash usage and our balance of cash and other investments, we do not anticipate the current illiquidity of these investments will affect our ability to operate our business as currently planned for at least 12 months. However, there can be no assurance as to the timing of when, or if the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs.  Although our ARS continue to pay interest according to their stated terms, if the illiquidity continues, these investments may be subject to a further decline in value, which would require us to recognize additional impairments in future periods. We may also be required to sell these investments at prices significantly below par or assessed fair value. If we are unable to liquidate our ARS to obtain funds when needed we may be unable to fund our operations. UBS AG may not be able to maintain the financial resources necessary to satisfy its obligations with respect to the ARS Rights in a timely manner or at all.

	March 31,	December 31.
	2009	2008
	(in thousands)
Cash, cash equivalents, short-term investments	$126,460	$94,719
Working capital	$52,003	$33,730
Long-term investments	$17,452	$22,945

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$(14,801)	$(7,034)
Investing activities	$28,837	$(14,902)
Financing activities	$41,603	$23
Capital expenditures (included in investing activities above)	$(112)	$(469)

Net cash used in operating activities for the three months ended March 31, 2009 and 2008 primarily reflects the net loss for the period, which was reduced in part by non-cash activities including stock-based compensation, an other-than-temporary impairment charge related to our investments in ARS, depreciation and amortization, as well as changes in operating assets and liabilities due to timing of payments made in connection with our Phase 3 clinical trials for Hematide.  Net cash provided by investing activities for the three months ended March 31, 2009 was primarily related to net maturities of investments, which was partially offset by purchases of property and equipment.  Net cash used in investing activities for the three months ended March 31, 2008 was primarily related to net purchases of investments and, to a lesser extent, purchases of property and equipment.  Net cash provided by financing activities for the three months ended March 31, 2009 was primarily attributable to the estimated $41.6 million of net proceeds from the private placement and proceeds from issuance of common stock upon exercise of stock options offset by principal payments under the capital lease obligations.  Net cash provided by financing activities for the three months ended March 31, 2008 was primarily attributable to the proceeds from issuance of common stock upon exercise of stock options offset by principal payments under the capital lease obligations.

We believe that the existing cash, cash equivalents and investments together with the interest thereon, will enable us to maintain our currently planned operations for at least 12 months.  However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide even after taking into account the potential milestone payments that may be received under our collaboration with Takeda. The current worldwide capital markets have been extremely volatile and inaccessible, and biotechnology companies have been limited or unsuccessful in obtaining funding in this environment.  Securing funding has been particularly difficult for small companies of our size with limited capital resources.  Continuation of this market may significantly limit our ability to raise funds such that that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development timelines, and funding may not be available to us on acceptable terms, or at all. Hematide is the main focus of our business, which we expect to be the case for the foreseeable future.  Further, we have had to reduce our research capabilities and efforts, including the elimination of certain research programs and even some activities related to support of Hematide. If we are unable to raise additional funds when needed we could be required to further delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.  Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

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

Recent Accounting Pronouncements

For additional information on our recent accounting pronouncements, please refer to the discussion in “Recent Accounting Pronouncements” under Note 2 of the Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q and Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of March 31, 2009, we had fair value of ARS totaling $17.5 million that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program, closed end preferred issuances and another municipal issuance. The ARS held by us are rated AAA by a major credit rating agency, except for one ARS that is rated AA by a major credit rating agency. Based on overall market liquidity concerns, we determined that there was a net decrease in fair value of ARS totaling $3.8 million through March 31, 2009.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2009. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

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

On April 12, 2006, we filed a demand for arbitration with the AAA claiming that we are the owner or co-owner of the intellectual property in dispute and alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, for unjust enrichment and constructive trust, and for breach of fiduciary duty. On May 8, 2006, J&J filed its answer and counterclaims, substantially restating their allegations made in the U.S. and German courts. In April 2007, we filed an amended demand for arbitration. In June 2007, J&J filed an amended counterdemand. The AAA has appointed a panel of arbitrators, and the arbitrators have established a schedule for the arbitration. The parties have commenced discovery. In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel.  In July 2007, we filed an opposition to J&J’s motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J can obtain limited discovery on Hematide, but that J&J cannot obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning. The arbitration hearing has been delayed and has been rescheduled to occur during the second half of 2009. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on us because of legal costs, diversion of management resources and other factors.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

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

In 2008, these factors and the uncertain regulatory climate resulted in our and Takeda’s decision to suspend the development of Hematide to treat chemotherapy-induced anemia, which may have a material adverse effect on our business and future financial results.

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

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future requiring substantial additional financing. If we fail to obtain additional financing, we will be unable to complete the development and commercialization of Hematide and may need to cease operations. Even if we obtain additional financing, we may never achieve or sustain profitability.

We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At March 31, 2009, we had an accumulated deficit of $320.1 million.  Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to:

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

We believe that existing cash, cash equivalents and investments and the interest thereon, will enable us to maintain our currently planned operations for at least 12 months.  However, we expect that additional capital will need to be raised to complete the development and commercialization of Hematide. The current capital markets have been extremely volatile, and biotechnology companies have been limited or unsuccessful in obtaining funding in this environment.  Securing funding has been particularly difficult for companies of our size with limited capital resources. Continuation of this market may significantly limit our ability to raise funds such that that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development and commercialization timelines for Hematide.

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

Hematide will require extensive additional clinical evaluation, regulatory approval, significant marketing efforts and substantial investment before they can provide us or our partners with any revenue. If we or our partners are unable to develop and commercialize Hematide or even if we receive marketing approval for Hematide, sales revenue therefrom may be insufficient, and we may not achieve or sustain profitability, and we may be unable to continue our operations..

A portion of our investments consists of auction rate securities, or ARS, and the market for those securities has recently failed to provide liquidity, and if such illiquidity continues, may negatively impact our operations. Although we have received ARS rights from UBS AG, we may not be able to recover the value of our ARS under our settlement with UBS AG.

Since mid-March 2008, the overall ARS market has continued to deteriorate and our ARS have failed in all but a single auction. Accordingly, we recorded a $3.8 million net reduction of fair value of ARS through March 31, 2009.  The decrease in fair value was deemed to be other-than-temporary and we recorded an impairment charge of $160,000 to other income (expense), net for the three months ended March 31, 2009.  As of March 31, 2009, the fair value balance of our ARS totaled $17.5 million.  Our valuation analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in additional impairments in future periods.  We may also be required to sell these investments at prices significantly below par or assessed fair value. There can be no assurance as to the timing of when, or if the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs. If we are unable to liquidate our ARS to obtain funds when needed we may be unable to fund our operations. We have entered into a settlement agreement with UBS AG relating to the failed auctions of our ARS through which UBS AG and its affiliates may provide us with additional funds based on these ARS.  However, if we are unable to access the funds underlying or secured by these investments in a timely manner, we may need to find alternate sources of funding for certain of our operations, which may not be available on favorable terms, or at all, and our business could be adversely affected.

In accepting the settlement offer from UBS AG relating to the failed auctions of our ARS, we agreed to give up certain rights and accept certain risks. Under this settlement, UBS AG  issued us ARS Rights. The ARS Rights are not transferable and give us the option to require UBS to repurchase at par our ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS.

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

Hematide has not been approved or commercialized for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not prescribe Hematide, in which case we would not generate revenue or become profitable. In particular, the therapeutic indications targeted by Hematide have been served by our competitors’ products for many years. These products may now be said to be the standard of care, and it may be difficult to encourage healthcare providers to switch from products with which they and their patients have become comfortable.

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

We anticipate that, if approved, Hematide would compete with EPOGEN and Aranesp, which are both marketed by Amgen, PROCRIT, which is marketed by Ortho Biotech Products, L.P. (a subsidiary of J&J), NeoRecormon and Mircera, which are currently marketed outside the U.S. by Roche. Aranesp is approved for once-monthly dosing for treatment of anemia in pre-dialysis patients in Europe. In the U.S., Amgen is reportedly in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in pre-dialysis patients. If Amgen is successful in obtaining approval for once-monthly dosing or our competitors’ products are administered in practice on a less frequent basis than prescribed by their labels, the market for Hematide may be decreased. In addition, Roche’s Mircera has recently launched  in Europe.  Mircera reportedly has greater plasma stability and is longer acting than any rEPO product that is currently on the market. As a result of the patent litigation between Roche and Amgen, Mircera has been found to infringe several U.S. patents owned by Amgen and has been enjoined from being sold in the U.S. until the expiration of these patents in 2013.  If Mircera enters the U.S. market before Hematide or upon its entry, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide, because of its ability to be longer acting.  In addition, Merck recently announced plans to develop its own version of EPO in yeast cells instead of mammalian cells which, if successful, may permit Merck to launch its product prior to the expiration of Amgen’s U.S. patents.  Another potential competitor, FibroGen, Inc., or FibroGen, is developing small molecules designed to promote the production of greater levels of naturally-occurring EPO in patients. The introduction of biosimilars into the ESA market, or new market entrants, could also prove to be a significant threat to us as it could not only limit the market for Hematide, but could also drive down the price of ESAs.

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

The last significant U.S. patent for epoetin alfa, a version of short-acting rEPO, expires in 2013. Patents related to epoetin alfa expired in the E.U. in 2004. Biosimilars of short-acting rEPO are currently being developed or sold in  various markets outside the U.S., including the E.U. We expect that biosimilars, including rEPO, will be sold at a significant discount to existing branded products when they are launched in the U.S. and the E.U. The introduction of biosimilars into the ESA market could prove to be a significant threat to Hematide if they are able to demonstrate bioequivalence to existing ESAs. Biosimilars will constitute additional competition for Hematide and could drive its price and sales volume down, which may adversely affect our revenues.

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

The maintenance and successful performance of our strategic collaboration with Takeda for development of Hematide is an important part of our business model. Our collaboration with Takeda is extremely complex particularly with respect to financial provisions, allocations of responsibilities, and the respective rights of the parties with respect to decision making.  Accordingly, significant aspects of the development and commercialization of Hematide require Takeda’s agreement or approval prior to implementation, which can cause delays.  Further, if we are not able to reach agreement with Takeda or maintain our existing collaboration with Takeda to develop and commercialize Hematide, our business could be severely adversely affected. Takeda has the ability to terminate each of the collaboration agreements upon an uncured material breach by us or even in the absence of a material breach with six-months’ notice.  Currently, Takeda could provide us notice of termination of either or both of our collaboration agreements, which would likely have a material adverse effect on the advancement of our Hematide program and our business.  The suspension of the Hematide oncology program may increase the likelihood that Takeda terminates the collaboration or affect the resources Takeda is willing to commit to Hematide. Through the collaboration, Takeda currently provides development funding and performs important functions, including conduct of certain clinical trials and manufacturing activities, and is expected to pay us milestone payments upon the completion of certain events, all of which would be unavailable to us in the case of an early termination of the collaboration.  Even in the absence of a termination, Takeda’s failure to provide funding or perform its obligations on a timely basis may have a material adverse effect on our business and the success of Hematide.

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

As a result of these reimbursement and other legislative proposals and the trend towards managed health care in the U.S., third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide any coverage of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, major third-party payors have begun to follow CMS’s restrictive reimbursement policies, which has further decreased the market for ESAs. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

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

We, Takeda, and our third-party manufacturers are required to comply with applicable FDA manufacturing practice regulations. If there is any failure by us, Takeda or one of our third-party manufacturers or suppliers to maintain compliance with these regulations, the production of Hematide could be interrupted, resulting in delays and additional costs. Additionally, our third-party manufacturers must pass a pre-approval inspection before we can obtain regulatory approval for Hematide. If for any reason these third parties are unable or unwilling to perform under our agreements or enter into new agreements with us, we may not be able to locate alternative manufacturers or enter into favorable agreements with them in an expeditious manner. We could also experience manufacturing delays if our third-party manufacturers, Takeda or suppliers give greater priority to the production of other products over Hematide. Any inability to acquire sufficient quantities of Hematide or components thereof in a timely manner from third parties could delay clinical trials or result in product shortages and prevent us from developing and commercializing Hematide in a cost-effective manner or on a timely basis. Further, our lack of experience providing reliable supply of product may deter health care providers and dialysis centers from selecting or otherwise switching to Hematide from our competitors’ products.

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

In the event that Takeda fails to diligently develop or commercialize Hematide, we may have the right to terminate our partner’s rights but we may choose not to as we will not receive any future revenue from Hematide or even if we do, we may not be able to find another partner requiring us to commercialize Hematide on our own, which is likely to result in significant additional expense and delay. Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of Takeda to complete its obligations under our collaboration agreements. If Takeda fails to perform in the manner we expect, our potential to develop and commercialize products Hematide and to generate future revenue would be significantly reduced. If a conflict of interest arises between us and Takeda, it may act in its own self-interest and not in the interest of our company or our stockholders. If Takeda were to breach or terminate the collaboration agreements with us or otherwise fail to perform its obligations thereunder in a timely manner, the preclinical or clinical development or commercialization of Hematide could be delayed or terminated.

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

The trading price of our common stock has been highly volatile.  For the 52 weeks ended April 30, 2009, the price ranged between a high of $22.62 per share and a low of $8.52 per share.  Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

•       disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies; and

•       trading volume of our common stock.

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

As of March 15, 2009, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 61% of our voting stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures.  We have in the past identified material weaknesses in the operation of our internal controls over financial reporting, as defined in Public Company Accounting Oversight Board Standard No. 5. Although we believe these material weaknesses have been fully remediated and none were identified as of December 31, 2008, we cannot assure you that material weaknesses will not be identified in future periods. There can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting in future periods. If we do experience a material weakness in future periods, then investor confidence, our stock price and our ability to obtain additional financing on favorable terms could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

As previously disclosed in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009, we entered into securities purchase agreements with certain institutional investors pursuant to which we sold and issued, in a private placement, an aggregate of 3,496,970 shares of our common stock and warrants to purchase an aggregate of up to 423,971 shares of our common stock.  Under the terms of one of two purchase agreements, we sold 2,844,708 newly issued shares of our common stock at a purchase price of $11.25 per share.  In the other purchase agreement with each of Sprout Entrepreneurs Fund, L.P., Sprout Capital IX, L.P., Sprout IX Plan Investors, L.P. and DLJ Capital Corporation, each an affiliated entity of the Sprout Group, a current significant stockholder, we sold 652,262 newly issued units at a purchase price of $15.33 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.65 of a share of common stock. The warrants are immediately exercisable at $16.78 per share and expire in March 2014.  Upon the closing of the private placement in March 2009,  we received gross proceeds of $42.0 million.  The net proceeds are estimated to be $41.6 million after offering expenses.  In connection with the March 2009 private placement, we filed a registration statement on Form S-3 (File No. 333-158080) for the resale of up to 3,920,941 shares of outstanding common stock, including 423,971 shares to be issued upon exercise of the warrants.

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-136125) and a Registration Statement on Form S-1 filed pursuant to Rule 462(b) (File No. 333-139363) that were declared effective by the Securities and Exchange Commission on December 14, 2006. We registered 4,255,000 shares of our common stock for an aggregate offering price of $106,375,000, all of which were sold. After deducting expenses, we received net offering proceeds of approximately $96 million from our initial public offering. As of March 31, 2009, we had invested the aggregate net proceeds of approximately $96 million from our initial public offering in investment accounts.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

The following table provides information relating to repurchases of our common stock in the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2009 - January 31, 2009	—	$—	N/A	N/A
February 1, 2009 - February 28, 2009	115	4.36	N/A	N/A
March 1, 2009 - March 31, 2009	—	—	N/A	N/A
Total	115	$4.36	N/A	N/A

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are being filed as part of this report:

3.3	Amended and Restated Certificate of Incorporation(1)
3.5	Amended and Restated Bylaws(2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate(1)
4.3	Warrant to purchase shares of Series C Preferred Stock(1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)
4.5	Form of Warrant to purchase shares of Common Stock(3)
10.31	Securities Purchase Agreement, dated February 13, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto (3)
10.32	Securities Purchase Agreement, dated February 13, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto (3)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)

Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, as amended, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.

(2)	Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.

(3)	Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMAX, INC.

	By:	/s/ ARLENE M. MORRIS
Dated: May 6, 2009		Arlene M. Morris President, Chief Executive Officer and Member of the Board of Directors

	By:	/s/ PAUL B. CLEVELAND
Dated: May 6, 2009		Paul B. Cleveland Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation(1)

3.5	Amended and Restated Bylaws(2)

4.1	Reference is made to exhibits 3.3 and 3.5

4.2	Specimen Common Stock Certificate(1)

4.3	Warrant to purchase shares of Series C Preferred Stock(1)

4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)

4.5	Form of Warrant to purchase shares of Common Stock(3)

10.31	Securities Purchase Agreement, dated February 13, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto (3)

10.32	Securities Purchase Agreement, dated February 13, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto (3)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)

Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, as amended, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.

(2)	Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.

(3)	Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.