Form 10-Q
period 2009-06-30
AFFYMAX INC
filed 2009-08-05
CIK 1158223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 30, 2009, 18,918,703 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFYMAX, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$75,585	$24,046
Short-term investments	29,951	70,673
Receivable from Takeda	18,166	21,688
Income taxes receivable	2,310	2,665
Deferred tax assets	1,351	1,351
Prepaid expenses and other current assets	6,635	6,658
Total current assets	133,998	127,081
Property and equipment, net	6,442	6,952
Restricted cash	1,135	1,135
Long-term investments	17,329	22,945
Deferred tax assets, net of current	5,889	5,889
Other assets	2,886	3,718
Total assets	$167,679	$167,720
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,141	$614
Accrued liabilities	10,600	9,838
Accrued clinical trial expenses	33,593	27,806
Income taxes payable	—	163
Deferred revenue	63,408	54,930
Total current liabilities	112,742	93,351
Deferred revenue, net of current	31,950	54,915
Long term income tax liability	9,413	9,400
Other long term liabilities	1,011	1,070
Total liabilities	155,116	158,736
Contingencies (Note 5)
Stockholders’ equity
Common stock	19	15
Additional paid-in capital	354,584	306,824
Accumulated deficit	(342,160)	(298,328)
Accumulated other comprehensive gain	120	473
Total stockholders’ equity	12,563	8,984
Total liabilities and stockholders’ equity	$167,679	$167,720

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Collaboration revenue	$26,918	$18,450	$52,767	$35,158
License and royalty revenue	5	681	9	687
Total revenue	26,923	19,131	52,776	35,845
Operating expenses:
Research and development	40,778	30,877	81,225	56,313
General and administrative	8,689	7,863	16,106	15,331
Total operating expenses	49,467	38,740	97,331	71,644
Loss from operations	(22,544)	(19,609)	(44,555)	(35,799)
Interest income	261	1,115	662	3,092
Interest expense	(1)	(172)	(1)	(201)
Other income (expense), net	161	(249)	—	(1,588)
Net loss before benefit for income taxes	(22,123)	(18,915)	(43,894)	(34,496)
Benefit for income taxes	(31)	—	(62)	—
Net loss	$(22,092)	$(18,915)	$(43,832)	$(34,496)
Net loss per share:
Basic and diluted	$(1.17)	$(1.24)	$(2.48)	$(2.27)
Weighted-average number of shares used in computing basic and diluted net loss per share	18,894	15,197	17,698	15,172

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(43,832)	$(34,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	999	630
Amortization of discount/premium on investments	38	59
Stock-based compensation expense	5,625	5,112
Gain on disposal of property and equipment	14	—
Other-than-temporary impairment on investments	133	1,559
Realized gain on investments	—	(4)
Unrealized gain on auction rate securities rights	(49)	—
Changes in operating assets and liabilities:
Receivable from Takeda	3,522	(2,370)
Income taxes receivable	355	—
Prepaid expenses and other current assets	23	2,474
Other assets	832	70
Accounts payable	4,527	(6,157)
Accrued liabilities	767	6,682
Accrued clinical trial expenses	5,787	10,987
Income taxes payable	(163)	(739)
Deferred revenue	(14,487)	(1,911)
Long-term income tax liability	13	—
Other long term liabilities	(59)	158
Net cash used in operating activities	(35,955)	(17,946)
Cash flows from investing activities
Purchases of property and equipment	(518)	(2,256)
Purchases of investments	(4,337)	(98,796)
Proceeds from sales of investments	150	36,083
Proceeds from maturities of investments	50,050	44,426
Proceeds from sale of property and equipment	15	6
Net cash provided by (used) in investing activities	45,360	(20,537)
Cash flows from financing activities
Repurchase of common stock	(1)	—
Proceeds from issuance of common stock upon exercise of stock options	461	145
Proceeds from issuance of common stock under employee stock purchase plan	107	454
Proceeds from issuance of common stock and warrants, net of issuance costs	41,567	—
Principal payments under capital lease obligations	—	(88)
Net cash provided by financing activities	42,134	511
Net decrease in cash and cash equivalents	51,539	(37,972)
Cash and cash equivalents at beginning of the period	24,046	108,215
Cash and cash equivalents at end of the period	$75,585	$70,243

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                 The Company

Affymax, Inc., a Delaware corporation, was incorporated on July 20, 2001. We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, Hematide™, is designed to treat anemia associated with chronic renal failure. Hematide is a synthetic peptide-based erythropoiesis stimulating agent (“ESA”) designed to stimulate production of red blood cells. We are conducting Phase 3 clinical trials in patients suffering from chronic renal failure, on dialysis and not on dialysis (“pre-dialysis”).

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

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.  We separated the line item “proceeds from sales and maturities of investments” into two line items “proceeds from sales of investments” and “proceeds from maturities of investments” in the condensed statement of cash flows for the six months ended June 30, 2008. This reclassification did not change previously reported net loss, total assets, stockholders’ equity or cash provided by or used by investing activities.

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments.  At each balance sheet date presented, our other comprehensive loss consists solely of unrealized gains and losses on investments.  Comprehensive loss for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(22,092)	$(18,915)	$(43,832)	$(34,496)
Change in unrealized gains (losses) on investments	(106)	3	(353)	(70)
Comprehensive loss	$(22,198)	$(18,912)	$(44,185)	$(34,566)

Concentration of Risk and Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and investments. We deposit excess cash in accounts with three major financial institutions in the United States. Deposits in these banks may exceed the amount of insurance provided on such deposits. We have not experienced any realized losses on our deposits of cash and cash equivalents. Although our guideline for investment of excess cash is designed to maintain safety and liquidity through our policies on diversification and investment maturity, as of June 30, 2009, we held fair value of investments in auction rate securities (“ARS”) totaling $17.3 million that have failed in auctions.

We have experienced significant operating losses since inception. At June 30, 2009, we had an accumulated deficit of $342.2 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from our collaboration agreements with Takeda and the sale of equity securities.  We expect to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the development and commercialization of Hematide. There can be no assurance that such financing will be available or will be at terms acceptable to us.

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

We evaluated the multiple elements under the combined single arrangement in accordance with the provisions of EITF No. 00-21. We recognize revenue using the Contingency-Adjusted Performance Model (“CAPM”). Under the CAPM, revenue is eligible for recognition in the period the payment is earned under the Arrangement including amounts that are either received or due from Takeda. Revenue initially recognized is based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment is earned in relation to the total projected development period, which is currently estimated to end on January 1, 2011. The remaining portion of the payment is then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement.  Payments during the development period include amounts due for upfront license fees, milestone payments earned, purchases of API and reimbursement of development and commercial expenses. In the event our estimate of the development period were to extend past January 1, 2011, then the remaining deferred collaboration revenue would be recognized over a longer period.

We have recognized $26.9 million and $18.5 million of collaboration revenue during the three months ended June 30, 2009 and 2008, respectively, and $52.8 million and $35.2 million for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, the amount receivable from Takeda was $18.2 million.

Clinical Trial Expense

We record expense for estimated clinical study external costs, which are a significant component of research and development (“R&D”) expenses. These clinical trial costs were $23.8 million and $15.5 million during the three months ended June 30, 2009 and 2008, respectively, and $48.2 million and $28.2 million during the six months ended June 30, 2009 and 2008, respectively. Clinical studies are administered by third-party contract research organizations (“CROs”). CROs typically perform most of the total start-up activities for the trials, including document preparation, site identification, pre-study visits, training as well as on-going program management. For the Phase 3 studies, which represent the vast majority of the clinical trial expense, the expense recorded is based on reporting received from CROs and internal analyses. We accrue costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is based on internal estimates of activities using patient enrollment and contractual or estimated rates. For the Phase 2 studies, the expense is activities based such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Numerator:
Net loss	$(22,092)	$(18,915)	$(43,832)	$(34,496)
Denominator:
Weighted-average shares outstanding	18,895	15,201	17,699	15,177
Less: Weighted-average unvested shares subject to repurchase	(1)	(4)	(1)	(5)
Weighted-average number of shares used in computing basic and diluted net loss per share	18,894	15,197	17,698	15,172
Basic and diluted net loss per share	$(1.17)	$(1.24)	$(2.48)	$(2.27)

The following were excluded from the computation of diluted net loss per share for the periods presented because including them would have an antidilutive effect (in thousands):

	As of June 30,
	2009	2008
Options to purchase common stock	2,582	2,164
Common stock subject to repurchase	1	3
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	13	12
Restricted stock units	107	206
Warrants to purchase common stock	426	2

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009. We adopted SFAS 165 during the period ended June 30, 2009 and evaluated subsequent events through August 4, 2009 upon the issuance of our financial statements.  The adoption of SFAS 165 did not have a significant impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”).  FSP 115-2 and FSP 124-2 collectively establish a new method of recognizing and reporting other-than-temporary impairments of debt securities.  FSP 115-2 and FSP 124-2 also contain additional disclosure requirements related to debt and equity securities. FSP 115-2 and FSP 124-2 change existing impairment guidance under SFAS No. 115.  FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  We adopted FSP 115-2 and FSP 124-2 during the period ended June 30, 2009.  The adoption of FSP 115-2 and FSP 124-2 did not have a significant impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly (“FSP 157-4”).  FSP 157-4 amends SFAS No. 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  We adopted FSP 157-4 during the period ended June 30, 2009.  The adoption of FSP 157-4 did not have a significant impact on our financial statements.

In March 2009, the FASB unanimously voted for the FASB “Accounting Standards Codification” (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification is not intended to change GAAP, but facilitate identification and research of GAAP applicable to particular transactions or specific accounting issues.

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

3.                 Stockholders’ Equity

Common Stock

In March 2009, institutional investors purchased $42.0 million of our common stock in a private placement.  The net proceeds were $41.6 million after offering expenses.  Under the terms of one of two purchase agreements, we sold 2,844,708 newly issued shares of our common stock at a purchase price of $11.25 per share.  In the other purchase agreement, we sold 652,262 newly issued units at a purchase price of $15.33 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.65 of a share of common stock. The warrants are immediately exercisable at $16.78 per share and expire in March 2014.

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

Stock-Based Compensation

We recognized stock-based compensation expense related to employee and director stock options, restricted stock units and stock purchase rights of $2.3 million and $2.6 million for the three months ended June 30, 2009 and 2008, respectively, and $4.8 million and $4.7 million for the six months ended June 30, 2009 and 2008, respectively, under SFAS No. 123(R).  As of June 30, 2009, unrecognized compensation costs related to employee and director stock options and restricted stock units totaled $17.3 million. The cost is expected to be recognized over a weighted-average amortization period of 1.88 years.

4.                 Investments and Fair Value Measurements

The following is a summary of our available-for-sale marketable securities (in thousands):

	As of June 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$250	$—	$—	$—	$250
Government securities	29,581	120	—	—	29,701
Total short-term investments	$29,831	$120	$—	$—	$29,951
Long-term investments:
Auction rate securities	$21,100	$—	$—	$(3,771)	$17,329

	As of December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Corporate securities	$3,500	$—	$(5)	$—	$3,495
Certificates of deposit	1,499	3	—	—	1,502
Government securities	65,261	418	(3)	—	65,676
Total short-term investments	$70,260	$421	$(8)	$—	$70,673
Long-term investments:
Government securities	$5,273	$60	$—	$—	$5,333
Auction rate securities	21,250	—	—	(3,638)	17,612
Total long-term investments	$26,523	$60	$—	$(3,638)	$22,945

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

ARS are structured to provide liquidity by an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are generally greater than one year.  Through mid-February 2008, every auction reset date of the ARS held by us was successful.  In mid-February, overall market liquidity concerns resulted in the failure of a majority of the auctions in the ARS markets. In the following month, approximately one-fifth of the auctions for ARS held by us were successful. Since mid-March 2008, the overall ARS markets have continued to deteriorate and the ARS held by us have failed in all but a single successful auction. During this period through June 30, 2009, the par value of our ARS holdings decreased by $8.7 million to $21.1 million primarily due to redemptions at par value by the issuers. Our sales or redemptions of ARS through June 30, 2009 have not resulted in any loss of principal.  The majority of the ARS held by us continue to pay interest, most recently in a range of 1-13%, though certain student loan issuances are temporarily at a zero coupon rate due to the particular interest provisions of the issuances. As of June 30, 2009, our $21.1 million of par value of ARS were comprised of $17.4 million of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program, $3.1 million of closed end preferred issuances and a $600,000 municipal issuance. The ARS held by us are rated A through AAA by a major credit rating agency.

As a result of the continued auction market failures, quoted prices in active markets are not available. Due to the lack of observable inputs, we determined the fair value of our ARS at June 30, 2009 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. The analysis is based on dynamic market conditions and changes in our assumptions could lead to a significant change in determined value. Our analysis resulted in a net decrease in fair value of ARS totaling $3.8 million through June 30, 2009. The decrease in fair value was deemed to be other-than-temporary and recorded as an impairment charge to other income (expense), net.  For the six months ended June 30, 2009 and 2008, we recorded an impairment charge of $160,000 and $1.6 million, respectively, to other income (expense), net related to the decrease in the fair value of our ARS.

As a result of a settlement between various regulatory agencies, including the SEC, and UBS entities relating to sales and marketing practices of ARS, in October 2008, we received an offer from UBS AG of Series C-2 ARS Rights (“ARS Rights”) in connection with the $14.9 million of par value of ARS as of June 30, 2009 that were purchased through UBS.  In November 2008, we accepted the terms of the ARS Rights and delivered the required legal release of claims against the UBS entities. These ARS Rights give us the option to require UBS to repurchase, at par, the ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS. In connection with the ARS Rights, UBS is also making available loans to eligible borrowers, potentially up to 75% of the fair value of the ARS as determined by UBS.  Currently, we intend to seek such loans from UBS.  These loans would be secured by the ARS as collateral.

We determined that the ARS Rights do not meet the definition of a derivative security under SFAS No. 133 because the ARS Rights are non-transferrable and we must tender the related ARS to receive the cash settlement.  Therefore, we elected to measure the ARS Rights separately under the fair value option of SFAS No. 159 in order to partially offset the changes in the fair value of the ARS to the ARS Rights. We did not elect to adopt the fair value option under SFAS No. 159 to measure financial instruments, except for the ARS Rights. We determined the value of the ARS Rights was $2.5 million as of June 30, 2009 using a discounted cash flows analysis based on, among other things, the timing and likelihood of the recovery of the par value of the ARS from UBS.  We recorded the fair value of the ARS Rights as a long-term other asset with a corresponding credit to other income (expense), net, partially offsetting the unrecognized losses incurred to date on the related ARS, during the three and six months ended June 30, 2009.  The recognition of the ARS Rights and the other-than-temporary impairment on the related ARS resulted in a net impact of $13,000 and $49,000, respectively, to other income (expense), net for the three and six months ended June 30, 2009.

The following table presents our investments measured at fair value on a recurring basis classified by the SFAS No. 157 valuation hierarchy (in thousands):

	As of June 30, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$71,252	$71,002	$250	$—
Short-term investments:
Certificates of deposit	$250	$—	$250	$—
Government securities	29,701	—	29,701	—
Total short-term investments	$29,951	$—	$29,951	$—
Long-term investments:
Auction rate securities	$17,329	$—	$—	$17,329
ARS Rights	$2,463	$—	$—	$2,463

	As of December 31, 2008
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$20,643	$20,643	$—	$—
Short-term investments:
Corporate securities	$3,495	$—	$3,495	$—
Certificates of deposit	1,502	—	1,502	—
Government securities	65,676	—	65,676	—
Total short-term investments	$70,673	$—	$70,673	$—
Long-term investments:
Government securities	$5,333	$—	$5,333	$—
Auction rate securities	17,612	—	—	17,612
Total long-term investments	$22,945	$—	$5,333	$17,612
ARS Rights	$2,414	$—	$—	$2,414

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008
Balance at beginning of the period	$20,026	$—
Transfers in and/or out of Level 3	—	36,405
Total unrealized losses related to ARS
Included in net loss	(160)	(1,559)
Included in other comprehensive loss	—	(26)
Total realized gains related to ARS
Included in net loss	27	—
Total unrealized losses related to ARS Rights
Included in net loss	(8)	—
Total unrealized gains related to ARS Rights
Included in net loss	57	—
Settlements	(150)	(13,180)
Balance at end of the period	$19,792	$21,640

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

6.                 Development and Commercialization Agreements with Takeda

In February 2006, we granted an exclusive license to Takeda for development and commercialization of Hematide in Japan. Pursuant to this agreement, Takeda paid us approximately $27 million, consisting of $17 million in upfront licensing fees and approximately $10 million for the purchase of equity. In addition, we are eligible to receive clinical and regulatory milestone payments of up to an aggregate of $75 million upon Takeda’s successful achievement of clinical development and regulatory milestones in Japan. Takeda is responsible for all development and commercialization costs in Japan and will purchase the API for Hematide from us. Assuming Hematide is approved and launched in Japan, we will receive a royalty from Takeda on Hematide sales in Japan.

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

We share responsibility with Takeda for clinical development activities required for U.S. regulatory approval of Hematide. Specifically, we have primary responsibility for Hematide’s clinical development plan and clinical trials in the dialysis and pre-dialysis indications, while Takeda has primary responsibility in the chemotherapy induced anemia and anemia of cancer indications to the extent any such indication is developed. We and Takeda have agreed to suspend the development of Hematide to treat chemotherapy-induced anemia and to focus all development efforts for Hematide on the treatment of chronic renal failure anemia. We are responsible for United States regulatory filings in the dialysis, pre-dialysis, chemotherapy induced anemia and anemia of cancer indications, including holding the NDAs for those indications. Takeda is responsible for regulatory filings outside the United States and the creation of a global safety database.

We are also responsible for the manufacture and supply of all quantities of API to be used in the development and commercialization of Hematide worldwide. Takeda is responsible for the fill and finish steps in the manufacture of Hematide worldwide.

The parties have agreed to jointly develop the initial commercial marketing plan for Hematide in the United States pursuant to which we and Takeda will divide Hematide promotional responsibilities in the U.S. We and Takeda will jointly decide on promotional responsibility for markets outside of these initial indications if any.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2008 and our unaudited condensed financial statements for the three and six month periods ended June 30, 2009.

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

Overview

We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, HematideTM, is designed to treat anemia associated with chronic renal failure. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic renal failure, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may lead to chronic fatigue or increase the risk of other diseases or death. Currently recombinant EPO, or rEPO, is used to manage the anemia of dialysis, pre-dialysis and cancer patients. According to IMS Health Incorporated, rEPO generated $11.5 billion in worldwide revenues for 2008, of which we believe approximately $6.8 billion was generated in the U.S. Of this $6.8 billion, we estimate that over one-half is attributable to use of rEPO in patients with chronic renal failure, and the remainder is attributable to other indications, primarily cancer patients. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Hematide is designed to be longer acting than currently marketed ESAs in the U.S. and therefore has the potential to offer both better care for patients and reduced cost and complexity for healthcare providers.

We are conducting Phase 3 clinical trials in patients suffering from chronic renal failure. Our Phase 3 clinical program includes four open-label, randomized controlled clinical trials. Of these trials, two trials, called PEARL 1 and PEARL 2, are being conducted in pre-dialysis patients and are designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, are being conducted in dialysis patients and are designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide. Enrollment of PEARL 1 was completed in July 2008, months in advance of the PEARL 2 and EMERALD studies, which completed enrollment during the last quarter of 2008. Although each study was originally planned to continue only until the last patient in the study was treated for approximately 52 weeks, we extended PEARL 1 into the fourth quarter of 2009 to complete treatment of patients concurrent with the other studies.  Analysis of efficacy and safety for all of the Phase 3 studies will be based on assessments of non-inferiority to the comparator drugs.  The primary efficacy endpoint will be the mean change in hemoglobin from baseline.  In addition, the assessment of safety will include a composite cardiovascular endpoint from a pooled safety database.  To date, no ESA other than Hematide has been required to achieve this composite safety endpoint for initial regulatory approval.

As previously disclosed, our plan to release results from the Phase 3 clinical program in the first quarter of 2010 assumes that we complete treatment of patients as currently planned in the last quarter of 2009. However, the rate of accrual of cardiovascular events could affect the duration of the studies, the timing of data release and the achievement of milestone payments from Takeda. If the cardiovascular events accrue at a lower rate than estimated, our Phase 3 clinical program may need to be extended in order to obtain additional safety data to support the composite cardiovascular endpoint analysis. If the Phase 3 clinical program is extended, the release of data results is likely to be delayed beyond the first quarter of 2010. If our estimate of the event rate ultimately proves to be inaccurate, then we may not accumulate sufficient events for the composite safety endpoint analysis to meet the pre-defined non-inferiority criteria causing a possible failure of our clinical program. Even if the cardiovascular events accrue at the estimated rate, we could still fail to establish that Hematide is non-inferior to the comparator drugs upon analysis of the data from our Phase 3 clinical program. Regardless of whether Hematide is determined to be non-inferior to the comparator drugs upon completion of the composite safety endpoint analysis, Hematide could still fail to establish that it is sufficiently safe for regulatory approval. Further, our Phase 3 clinical program could be suspended or terminated prior to completion based on safety or other concerns, including recommendations of the data monitoring committee, which will be meeting periodically to review the interim safety data from our trials.

To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and active pharmaceutical ingredient, or API, production, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. Since inception, we have incurred net losses and expect to incur substantial and increasing losses for the next several years in order to complete the development and commercialization of Hematide. As of June 30, 2009, we had an accumulated deficit of $342.2 million.

In March 2009, we completed a private placement raising $41.6 million of net proceeds through the issuance of common stock and warrants exercisable for common stock.  Under the terms of one of two purchase agreements, we sold 2,844,708 newly issued shares of our common stock at a purchase price of $11.25 per share.  In the other purchase agreement, we sold 652,262 newly issued units at a purchase price of $15.33 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.65 of a share of common stock. The warrants are immediately exercisable at $16.78 per share and expire in March 2014.

We believe that the existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least 12 months. However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide. The current worldwide capital markets have been extremely volatile, and biotechnology companies have been limited or unsuccessful in obtaining funding in this environment.  We intend to evaluate the capital markets from time to time to determine whether to raise additional capital, in the form of equity or otherwise, depending upon market conditions relative to our need for funds at such time. Continuation of this market may significantly limit our ability to raise funds such that that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development timelines, and funding may not be available to us on acceptable terms, or at all. Further, we have had to reduce our research capabilities and efforts, including the elimination of certain research programs even some activities related to the support of Hematide. If we are unable to raise additional funds when needed, we could be required to further delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing would be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.  Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and the use of estimates are consistent with those noted in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Collaboration revenue	$26,918	$18,450	$8,468	46%	$52,767	$35,158	$17,609	50%
License and royalty revenue	5	681	(676)	(99)%	9	687	(678)	(99)%
Total revenue	$26,923	$19,131	$7,792	41%	$52,776	$35,845	$16,931	47%

We have recognized $26.9 million and $18.5 million of collaboration revenue for the three months ended June 30, 2009 and 2008, respectively, and $52.8 million and $35.2 million for the six months ended June 30, 2009 and 2008, respectively.  The increase in collaboration revenue for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was primarily due to the growth in third-party development expenses reimbursed by Takeda related to our Phase 3 clinical trials which completed enrollment in the last quarter of 2008. We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.  In the event our estimate of the development period were to extend past January 1, 2011, then the remaining deferred collaboration revenue would be recognized over a longer period.

Research and Development Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$40,778	$30,877	$9,901	32%	$81,225	$56,313	$24,912	44%

The increase in research and development expenses for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was primarily due to an increase of $9.5 million and $23.2 million, respectively, in clinical trial costs resulting from management and full enrollment of the Phase 3 clinical program. Compared to the first two quarters of 2009, we do not expect quarterly research and development expenses to increase or decrease substantially in the remainder of 2009.

General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
General and administrative expenses	$8,689	$7,863	$826	11%	$16,106	$15,331	$775	5%

The increase in general and administrative expenses for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was primarily due to higher legal and consulting fees. We expect to incur increasing general and administrative expenses in future periods to support our preparation for the NDA for Hematide, costs associated with our J&J litigation and expansion of commercial capabilities.

Interest Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Interest income (expense), net	$260	$943	$(683)	(72)%	$661	$2,891	$(2,230)	(77)%

The decrease in interest income, net, was due primarily to lower interest rates and lower level of cash, cash equivalents and investments during the three and six months ended June 30, 2009 compared to the same period in 2008.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Other income (expense), net	$161	$(249)	$410	(165)%	$—	$(1,588)	$1,588	(100)%

Other income (expense), net, for the six months ended June 30, 2008 of $1.6 million includes the initial other-than-temporary impairment charge related to the decrease in fair value of our investments in ARS in comparison to the six months ended June 30, 2009 which only reflects the subsequent adjustment to fair value. Based on projected cash usage, we may be required to sell the ARS prior to the resumption of successful auctions or other liquidity events. As a result, we deemed the impairment as other-than-temporary and recorded the charge in the three and six months ended June 30, 2009 and 2008.

Benefit for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Provision for income taxes	$(31)	$—	$(31)	100%	$(62)	$—	$(62)	100%

We are subject to federal and California state income tax.  We anticipate being in a net operating loss position for 2009.  We recorded no combined federal and state tax liability for the three and six months ended June 30, 2009.  We recorded $31,000 and $62,000 of federal tax benefit for the three and six months ended June 30, 2009 due to a research and development credits refund available to us pursuant to a provision within the American Recovery and Reinvestment Tax Act of 2009.  We were also in a taxable loss position for our year ended December 31, 2008 and therefore recorded no combined federal and state tax liability for the three and six months ended June 30, 2008.

Liquidity and Capital Resources

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through June 30, 2009, we have received net proceeds of $300.9 million from the issuance of equity securities and $122 million of upfront license fees, a $10 million milestone payment and $136.3 million for the reimbursement of development and commercial expenses and purchase of API from our Arrangement with Takeda. The first $50 million of third-party expenses related to the development in pursuit of U.S. regulatory approval of Hematide was borne by Takeda under the Arrangement, of which $36.3 million was utilized by both parties through December 31, 2007 and the remainder was utilized during the first quarter of 2008. Currently, Takeda bears 70% of the third-party U.S. development expenses, while we are responsible for 30% of the expenses.

In March 2009, we completed a private placement raising $41.6 million of net proceeds through the issuance of common stock and warrants exercisable for common stock.  Under the terms of one of two purchase agreements, we sold 2,844,708 newly issued shares of our common stock at a purchase price of $11.25 per share.  In the other purchase agreement, we sold 652,262 newly issued units at a purchase price of $15.33 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.65 of a share of common stock. The warrants are immediately exercisable at $16.78 per share and expire in March 2014.

As of June 30, 2009, we had $122.9 million in unrestricted cash, cash equivalents and short-term and long-term investments.  Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, certificates of deposit, commercial paper, ARS, and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

As of June 30, 2009, we had fair value of ARS totaling $17.3 million that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program, closed end preferred issuances and another municipal issuance.  The ARS held by us are rated A through AAA by a major credit rating agency. ARS are structured to provide liquidity by an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are generally greater than one year.  Since mid-March 2008, the overall ARS market has continued to deteriorate and the ARS held by us have failed in all but a single auction.

We determined the fair value of our ARS at June 30, 2009 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. Our analysis resulted in a net decrease in fair value of ARS totaling $3.8 million through June 30, 2009.  The decrease in fair value was deemed to be other-than-temporary and was recorded as an impairment charge to other income (expense), net.  For the six months ended June 30, 2009 and 2008, we recorded an impairment charge of $160,000 and $1.6 million, respectively, to other income (expense), net related to the decrease in fair value of our ARS. Our analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in impairments in future periods.

In November 2008, UBS AG issued us ARS Rights in connection with the $14.9 million of par value of ARS as of June 30, 2009. The ARS Rights are not transferable and give us the option to require UBS to repurchase at par our ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS. In connection with the ARS Rights, UBS is also making loans available to eligible borrowers, potentially up to 75% of the value of the ARS. Currently, we intend to seek such loans from UBS.  These loans would be secured by the ARS as collateral. We determined the value of the ARS Rights was $2.5 million as of June 30, 2009 using a discounted cash flow analysis based on, among other things, the timing and likelihood of the recovery of the par value of the ARS from UBS.  We recorded the fair value of the ARS Rights as a long-term other asset with a corresponding credit to other income (expense), net, partially offsetting the unrecognized losses incurred to date on the related ARS, during the three and six months ended June 30, 2009.  The recognition of the ARS Rights and the other-than-temporary impairment on the related ARS resulted in a net impact of $13,000 and $49,000, respectively, to other income (expense), net for the three and six months ended June 30, 2009.  We anticipate that future changes in the fair value of the ARS Rights will be offset by the changes in the fair value of related ARS with no material net impact to net loss.

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

	June 30,	December 31.
	2009	2008
	(in thousands)
Cash, cash equivalents, short-term investments	$105,536	$94,719
Working capital	$21,256	$33,730
Long-term investments	$17,329	$22,945

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$(35,955)	$(17,946)
Investing activities	$45,360	$(20,537)
Financing activities	$42,134	$511
Capital expenditures (included in investing activities above)	$(518)	$(2,256)

Net cash used in operating activities for the six months ended June 30, 2009 and 2008 primarily reflects the net loss for the period, which was reduced in part by non-cash activities including stock-based compensation, an other-than-temporary impairment charges related to our investments in ARS, depreciation and amortization, as well as changes in operating assets and liabilities due to timing of payments made in connection with our Phase 3 clinical trials for Hematide.  Net cash provided by investing activities for the six months ended June 30, 2009 was primarily related to net maturities and net sales of investments, which was partially offset by purchases of property and equipment.  Net cash used in investing activities for the six months ended June 30, 2008 was primarily related to net purchases of investments and, to a lesser extent, purchases of property and equipment, which was offset by net maturities and net sales of investments.  Net cash provided by financing activities for the six months ended June 30, 2009 was primarily attributable to $41.6 million of net proceeds from the private placement and, to a lesser extent, proceeds from issuance of common stock upon exercise of stock options and the purchase of common stock under our Employee Stock Purchase Plan.  Net cash provided by financing activities for the six months ended June 30, 2008 was primarily attributable to the proceeds from issuance of common stock upon exercise of stock options and the purchase of common stock under our Employee Stock Purchase Plan, which was partially offset by principal payments under the capital lease obligations.

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

As of June 30, 2009, we had fair value of ARS totaling $17.3 million that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program, closed end preferred issuances and another municipal issuance. The ARS held by us are rated A through AAA by a major credit rating agency. Based on overall market liquidity concerns, we determined that there was a net decrease in fair value of ARS totaling $3.8 million through June 30, 2009.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2009. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

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

If the intellectual property in dispute is determined by the arbitration panel or a court to be broad enough to cover Hematide, then under the laws applicable to most relevant jurisdictions outside the U.S., a finding of joint ownership would permit us to manufacture and sell Hematide, but may not allow us to license third parties to do so. We have entered into a collaboration agreement with Takeda to commercialize Hematide worldwide, so a finding of joint ownership of the patents and applications in question could materially affect our business plans outside the U.S. In the U.S., joint ownership of a patent gives each joint owner the right to license third parties, so even if the patents in question are held to be jointly owned by us and J&J, we do not believe we would be prevented from pursuing our partnership strategy for Hematide in the U.S. If the arbitration panel determines that J&J is the sole owner of one or more of the U.S. patents in dispute, J&J may seek to assert such patent against us in the U.S.; however, we believe that we have strong defenses to any assertion that Hematide infringes any claims of these U.S. patents.

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

Hematide, an ESA, is a new chemical entity and currently our only product candidate. We are conducting Phase 3 clinical trials for the treatment of anemia associated with chronic renal failure. In order to commercialize Hematide, we will be required to conduct clinical trials to establish that Hematide is safe and effective, which may not succeed, and to obtain regulatory approvals, which we may fail to do.  We do not know, and are unable to predict, whether we will be able to successfully execute and complete the Phase 3 clinical trials in a timely or effective manner.

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

We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At June 30, 2009, we had an accumulated deficit of $342.2 million.  Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to:

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

Since mid-March 2008, the overall ARS market has continued to deteriorate and our ARS have failed in all but a single auction. Accordingly, we recorded a $3.8 million net reduction of fair value of ARS through June 30, 2009.  The decrease in fair value was deemed to be other-than-temporary and we recorded an impairment charge of $160,000 to other income (expense), net for the three and six months ended June 30, 2009.  As of June 30, 2009, the fair value balance of our ARS totaled $17.3 million.  Our valuation analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in additional impairments in future periods.  We may also be required to sell these investments at prices significantly below par or assessed fair value. There can be no assurance as to the timing of when, or if the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs. If we are unable to liquidate our ARS to obtain funds when needed we may be unable to fund our operations. We have entered into a settlement agreement with UBS AG relating to the failed auctions of our ARS through which UBS AG and its affiliates may provide us with additional funds based on these ARS.  However, if we are unable to access the funds underlying or secured by these investments in a timely manner, we may need to find alternate sources of funding for certain of our operations, which may not be available on favorable terms, or at all, and our business could be adversely affected.

In accepting the settlement offer from UBS AG relating to the failed auctions of our ARS, we agreed to give up certain rights and accept certain risks. Under this settlement, UBS AG issued us ARS Rights. The ARS Rights are not transferable and give us the option to require UBS to repurchase at par our ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS.  As part of the settlement, UBS is also making available loans to eligible borrowers, potentially up to 75% of the fair value of the ARS as determined by UBS, which would be secured by the ARS.  However, to the extent we pursue such loans, there can be no assurance we will be successful in obtaining advances of funds from UBS or even if obtained, such funds may be required to be repaid by UBS upon demand and therefore unavailable to support our operations if needed.

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

If the intellectual property in dispute is deemed broad enough to cover Hematide, then under the laws applicable to most relevant jurisdictions outside the U.S., a finding of joint ownership would permit us to manufacture and sell Hematide, but may not allow us to license third parties to do so. Because our strategy is to commercialize Hematide worldwide through our partnership with Takeda, a finding of joint ownership of the patents and applications in question could materially affect our business plans outside the U.S. Within the U.S., joint ownership of a patent gives each joint owner the right to license third parties, so even if the patents in question are held to be jointly owned by us and J&J, we do not believe we would be prevented from pursuing our partnership strategy for Hematide in the U.S. If the arbitration panel determines that J&J is the sole owner of one or more of the U.S. patents in dispute, J&J may seek to assert such patent against us in the U.S.

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

The dialysis market, which is one of the largest and most established markets that Hematide will attempt to penetrate, is highly concentrated, with two companies serving a significant majority of all dialysis patients on Medicare. In addition, dialysis clinics using ESAs could incur substantial expense in administration and training if they were to switch from current ESAs to Hematide. The concentration of customers for ESAs within the dialysis market may pose a risk to our ability to obtain revenues or favorable margins on Hematide, if approved. If we cannot come to agreements with one or more of the major companies operating dialysis clinics in the U.S. or even if we do, we cannot do so on favorable terms or on a timely basis, the revenue opportunity of Hematide could be significantly reduced. In October 2006, Amgen Inc., or Amgen, marketer of the ESAs EPOGEN and Aranesp, and Fresenius Medical Care, or Fresenius, one of the two largest operators of dialysis clinics in the U.S., announced an agreement whereby Amgen would be the sole supplier of EPO products for Fresenius’ dialysis business effective immediately through the end of 2011. We are not aware of the specific terms of the Amgen-Fresenius agreement, and cannot project how it may impact the commercial opportunity for Hematide if and when it is launched. However, agreements between operators of dialysis facilities and marketers of competing ESA products could potentially limit the market opportunity for Hematide, and adversely impact our ability to generate revenues.

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

As previously disclosed, our plan to release results from the Phase 3 clinical program in the first quarter of 2010 assumes that we complete treatment of patients as currently planned in the last quarter of 2009. However, the rate of accrual of cardiovascular events could affect the duration of the studies, the timing of data release and the achievement of milestone payments from Takeda. If the cardiovascular events accrue at a lower rate than estimated, our Phase 3 clinical program may need to be extended in order to obtain additional safety data to support the composite cardiovascular endpoint analysis. If the Phase 3 clinical program is extended, the release of data results is likely to be delayed beyond the first quarter of 2010. If our estimate of the event rate ultimately proves to be inaccurate, then we may not accumulate sufficient events for the composite safety endpoint analysis to meet the pre-defined non-inferiority criteria causing a possible failure of our clinical program. Even if the cardiovascular events accrue at the estimated rate, we could still fail to establish that Hematide is non-inferior to the comparator drugs upon analysis of the data from our Phase 3 clinical program. To date, no ESA other than Hematide has been required to achieve this composite safety endpoint for initial regulatory approval. Regardless of whether Hematide is determined to be non-inferior to the comparator drugs upon completion of the composite safety endpoint analysis, Hematide could still fail to establish that it is sufficiently safe for regulatory approval. Further, our Phase 3 clinical program could be suspended or terminated prior to completion based on safety or other concerns, including recommendations of the data monitoring committee, which will be meeting periodically to review the interim safety data from our trials. In addition, the completion of clinical trials for Hematide and the submission of our NDA may be delayed or fail for many other reasons, including:

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

The trading price of our common stock has been highly volatile.  For the 52 weeks ended July 31, 2009, the price ranged between a high of $22.62 per share and a low of $8.52 per share.  Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Not applicable.

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-136125) and a Registration Statement on Form S-1 filed pursuant to Rule 462(b) (File No. 333-139363) that were declared effective by the Securities and Exchange Commission on December 14, 2006. We registered 4,255,000 shares of our common stock for an aggregate offering price of $106,375,000, all of which were sold. After deducting expenses, we received net offering proceeds of approximately $96 million from our initial public offering. As of June 30, 2009, approximately $81.3 million of aggregate net proceeds from our initial public offering are maintained in investment accounts and we have used the remaining proceeds of approximately $14.8 million to fund our development of Hematide and other working capital and general corporate purposes, including the expansion of commercial capabilities.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

The following table provides information relating to repurchases of our common stock in the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1, 2009 - April 30, 2009	94	$4.36	N/A	N/A
May 1, 2009 - May 31, 2009	—	—	N/A	N/A
June 1, 2009 - June 30, 2009	—	—	N/A	N/A
Total	94	$4.36	N/A	N/A

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 28, 2009 (the “Meeting”). Of the 18,814,346 shares of common stock entitled to be voted at the Meeting, 15,811,012 shares of common stock were voted in person or by proxy, constituting a quorum. The following matters were considered and voted at the Meeting:

(i)          The stockholders voted to elect our three (3) Class III director nominees.  Of the votes cast, Ted W. Love received 13,940,295 votes for election and 1,870,717 votes were withheld.  Arlene M. Morris received 13,935,683 votes for election and 1,875,329 votes were withheld.  Daniel K. Spiegelman received 13,842,618 votes for election and 1,968,394 were withheld.  Accordingly, the following persons were elected as directors for a three year period expiring in 2012:

Ted W. Love

Arlene M. Morris

Daniel K. Spiegelman

Kathleen LaPorte, Christi van Heek, and Keith R. Leonard will continue in office as directors in the class of directors to be elected at our 2010 annual meeting of stockholders.

R. Lee Douglas, Nicholas Galakatos and John P. Walker will continue in office as directors in the class of directors to be elected at our 2011 annual meeting of stockholders.  In addition, we recently announced the appointment of Hollings C. Renton as a director to serve in the same class of directors as reported in our Form 8-K as filed with the Securities and Exchange Commission on June 11, 2009.

(ii)       The stockholders voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.  Of the votes cast, 15,792,931 shares were cast in favor of ratification, 18,081 votes against, 0 votes abstained and 0 broker non-votes.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are being filed as part of this report:

3.3	Amended and Restated Certificate of Incorporation (1)
3.5	Amended and Restated Bylaws (2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate (1)
4.3	Warrant to purchase shares of Series C Preferred Stock (1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)
4.5	Form of Warrant to purchase shares of Common Stock (3)
10.24*	Collaboration and License Agreement, dated February 13, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited (4)
10.25*	Collaboration and License Agreement dated June 27, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited (5)
10.28*	First Amendment to Collaboration and License Agreement, dated April 1, 2007, by and between Registrant and Takeda Pharmaceutical Company Limited (6)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)

Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, as amended, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.

(2)	Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.

(3)	Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

(4)	Previously filed as Exhibit 10.29 of our Registration Statement on Form S-1/A, Registration No. 333-136125, filed with the Securities and Exchange Commission on December 11, 2006.

(5)	Previously filed as Exhibit 10.30 of our Registration Statement on Form S-1/A, Registration No. 333-136125, filed with the Securities and Exchange Commission on December 11, 2006.

(6)	Previously filed as Exhibit 10.37 in our Form 10-Q for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on August 13, 2007.

*                 Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMAX, INC.

	By:	/s/ ARLENE M. MORRIS
Dated: August 4, 2009		Arlene M. Morris
President, Chief Executive Officer and Member of the Board of Directors

	By:	/s/ PAUL B. CLEVELAND
Dated: August 4, 2009		Paul B. Cleveland
Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation (1)
3.5	Amended and Restated Bylaws (2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate (1)
4.3	Warrant to purchase shares of Series C Preferred Stock (1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)
4.5	Form of Warrant to purchase shares of Common Stock (3)
10.24*	Collaboration and License Agreement, dated February 13, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited (4)
10.25*	Collaboration and License Agreement dated June 27, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited (5)
10.28*	First Amendment to Collaboration and License Agreement, dated April 1, 2007, by and between Registrant and Takeda Pharmaceutical Company Limited (6)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)

Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, as amended, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.

(2)	Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.

(3)	Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

(4)	Previously filed as Exhibit 10.29 of our Registration Statement on Form S-1/A, Registration No. 333-136125, filed with the Securities and Exchange Commission on December 11, 2006.

(5)	Previously filed as Exhibit 10.30 of our Registration Statement on Form S-1/A, Registration No. 333-136125, filed with the Securities and Exchange Commission on December 11, 2006.

(6)	Previously filed as Exhibit 10.37 in our Form 10-Q for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on August 13, 2007.

*         Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.