Form 10-Q
period 2009-09-30
AFFYMAX INC
filed 2009-11-04
CIK 1158223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 31, 2009, 19,122,167 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFYMAX, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$67,336	$24,046
Short-term investments	32,354	70,673
Receivable from Takeda	17,360	21,688
Income taxes receivable	110	2,665
Deferred tax assets	1,351	1,351
Prepaid expenses and other current assets	8,894	6,658
Total current assets	127,405	127,081
Property and equipment, net	5,963	6,952
Restricted cash	1,135	1,135
Long-term investments	4,139	22,945
Deferred tax assets, net of current	5,889	5,889
Other assets	401	3,718
Total assets	$144,932	$167,720

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,464	$614
Accrued liabilities	12,662	9,838
Accrued clinical trial expenses	37,696	27,806
Income taxes payable	—	163
Deferred revenue	67,446	54,930
Total current liabilities	120,268	93,351
Deferred revenue, net of current	16,986	54,915
Long term income tax liability	9,419	9,400
Other long term liabilities	991	1,070
Total liabilities	147,664	158,736
Contingencies (Note 5)

Stockholders’ equity (deficit)
Common stock	19	15
Additional paid-in capital	357,748	306,824
Accumulated deficit	(360,542)	(298,328)
Accumulated other comprehensive gain	43	473
Total stockholders’ equity (deficit)	(2,732)	8,984
Total liabilities and stockholders’ equity (deficit)	$144,932	$167,720

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Collaboration revenue	$29,157	$21,645	$81,924	$56,803
License and royalty revenue	4	3	13	690
Total revenue	29,161	21,648	81,937	57,493
Operating expenses:
Research and development	37,237	39,780	118,462	96,093
General and administrative	10,657	8,308	26,763	23,639
Total operating expenses	47,894	48,088	145,225	119,732
Loss from operations	(18,733)	(26,440)	(63,288)	(62,239)
Interest income	164	821	826	3,913
Interest expense	—	(156)	(1)	(357)
Other income (expense), net	163	(436)	163	(2,024)
Net loss before benefit for income taxes	(18,406)	(26,211)	(62,300)	(60,707)
Benefit for income taxes	(24)	—	(86)	—
Net loss	$(18,382)	$(26,211)	$(62,214)	$(60,707)
Net loss per share:
Basic and diluted	$(0.97)	$(1.72)	$(3.43)	$(4.00)
Weighted-average number of shares used in computing basic and diluted net loss per share	18,951	15,235	18,120	15,193

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(62,214)	$(60,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,560	914
Amortization of discount/premium on investments	10	185
Stock-based compensation expense	8,371	8,068
Loss on disposal of property and equipment	65	7
Other-than-temporary impairment on investments	160	2,065
Realized gain on investments	(372)	(89)
Realized loss on investments	62	—
Unrealized loss on auction rate securities rights	69	—
Changes in operating assets and liabilities:
Receivable from Takeda	4,328	(17,547)
Income taxes receivable	2,555	(2,541)
Prepaid expenses and other current assets	(2,236)	3,165
Deferred tax assets	—	2,230
Other assets	3,317	121
Accounts payable	1,850	(5,730)
Accrued liabilities	2,830	5,145
Accrued clinical trial expenses	9,890	19,144
Income taxes payable	(163)	(739)
Deferred revenue	(25,413)	(3,166)
Long-term income tax liability	19	324
Other long term liabilities	(79)	293
Net cash used in operating activities	(55,391)	(48,858)
Cash flows from investing activities
Purchases of property and equipment	(653)	(3,084)
Purchases of investments	(8,083)	(116,554)
Proceeds from sales of investments	1,826	44,310
Proceeds from maturities of investments	63,023	53,579
Proceeds from sale of property and equipment	17	17
Net cash provided by (used in) investing activities	56,130	(21,732)
Cash flows from financing activities
Repurchase of common stock	(1)	—
Proceeds from issuance of common stock upon exercise of stock options	461	291
Proceeds from issuance of common stock under employee stock purchase plan	522	454
Proceeds from issuance of common stock and warrants, net of issuance costs	41,569	—
Principal payments under capital lease obligations	—	(113)
Net cash provided by financing activities	42,551	632
Net decrease in cash and cash equivalents	43,290	(69,958)
Cash and cash equivalents at beginning of the period	24,046	108,215
Cash and cash equivalents at end of the period	$67,336	$38,257

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

2.      Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying condensed financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The condensed financial statements are unaudited and reflect all adjustments, consisting of only normal recurring adjustments, which in the opinion of management, are necessary to fairly state the financial position at, and the results of operations and cash flows for, the interim periods presented.  In June 2009, the Financial Accounting Standards Board (“FASB”) established general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued.  We evaluated subsequent events through November 3, 2009 upon the issuance of our financial statements.  The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, which includes our audited financial statements and the notes thereto.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in the condensed financial statements and accompanying notes may not be indicative of the results for the full year or any future period.

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.  We separated the line item “proceeds from sales and maturities of investments” into two line items “proceeds from sales of investments” and “proceeds from maturities of investments” in the condensed statement of cash flows for the nine months ended September 30, 2008. This reclassification did not change previously reported net loss, total assets, stockholders’ equity (deficit), or cash provided by or used by investing activities.

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments.  At each balance sheet date presented, our other comprehensive loss consists solely of unrealized gains and losses on investments.  Comprehensive loss for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(18,382)	$(26,211)	$(62,214)	$(60,707)
Change in unrealized gains (losses) on investments	(77)	(90)	(430)	(160)
Comprehensive loss	$(18,459)	$(26,301)	$(62,644)	$(60,867)

Concentration of Risk and Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and investments. We deposit excess cash in accounts with three major financial institutions in the United States. Deposits in these banks may exceed the amount of insurance provided on such deposits. We have not experienced any realized losses on our deposits of cash and cash equivalents. Although our guideline for investment of excess cash is designed to maintain safety and liquidity through our policies on diversification and investment maturity, as of September 30, 2009, we held fair value of investments in auction rate securities (“ARS”) totaling $15.7 million that have failed in auctions.

We have experienced significant operating losses since inception. At September 30, 2009, we had an accumulated deficit of $360.5 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from our collaboration agreements with Takeda Pharmaceutical Company Limited (“Takeda”) and the sale of equity securities.  We expect to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the development and commercialization of Hematide. There can be no assurance that such financing will be available or will be at terms acceptable to us.

Our accounts receivable balance contains receivables in connection with our two separate collaboration agreements (the “Arrangement”) with Takeda.  We have not experienced any credit losses from our Arrangement with Takeda and none are expected.

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

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, which revised the basis for measuring the fair value of our liabilities and clarifying how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. We are currently assessing the potential impact that the adoption of ASU 2009-05 will have on our financial statements.

In June 2009, the FASB issued ASU 2009-01, which establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The guidance which changes the referencing of financial standards is effective for interim or annual financial periods ending after September 15, 2009.  We adopted ASU 2009-01 during the period ended September 30, 2009.  The adoption of the guidance did not have a significant impact on our financial statements.

Investments

Investments are classified as available-for-sale and are carried at their fair market value at the balance sheet date. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders’ equity until realized.

Effective April 2009, the FASB collectively established a new method of recognizing and reporting other-than-temporary impairments of debt securities.  The guidance also contains additional disclosure requirements related to debt and equity securities. The adoption of the guidance did not have a significant impact on our financial statements.

Effective January 2008, we adopted the FASB authoritative guidance on fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  The guidance does not require any new fair value measurements, but provides direction on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Effective January 2009, we adopted the amended authoritative guidance on fair value measurements and disclosures, which delays the effective date of fair value measurements and disclosures for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually.  The adoption of this guidance did not have a significant impact on our financial statements.  In October 2008, the FASB issued guidance on fair value of a financial asset when the market for that asset is not active.  The authoritative guidance clarifies the application of fair value measurements and disclosures in a market that is not active.

Effective April 2009, we adopted FASB authoritative guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance amends fair value measurements and disclosures to provide additional direction on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and on circumstances that may indicate that a transaction is not orderly.  The adoption of the guidance did not have a significant impact on our financial statements.

Effective January 2008, we adopted FASB authoritative guidance on the fair value option for financial assets and financial liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  We did not elect to adopt the fair value option for financial assets and financial liabilities, except for the Series C-2 ARS Rights, as more fully described in Note 4.

Revenue Recognition

Collaboration Revenue

We recognize revenue in accordance with the SEC’s authoritative guidance, revenue recognition in financial statements. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in the authoritative guidance for revenue arrangements with multiple deliverables. Application of this guidance requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.  Effective January 2009, we adopted the provisions of the authoritative guidance for accounting for collaborative arrangements, which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties.  The adoption of this guidance did not have a significant impact on our financial statements.

We evaluated the multiple elements under the combined single arrangement in accordance with the provisions of the guidance for revenue arrangements with multiple deliverables. We recognize revenue using the Contingency-Adjusted Performance Model (“CAPM”). Under the CAPM, revenue is eligible for recognition in the period the payment is earned under the Arrangement including amounts that are either received or due from Takeda. Revenue initially recognized is based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment is earned in relation to the total projected development period, which is currently estimated to end on January 1, 2011. The remaining portion of the payment is then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement.  Payments during the development period include amounts due for upfront license fees, milestone payments earned, purchases of active pharmaceutical ingredient (“API”) and reimbursement of development and commercial expenses. In the event our estimate of the development period were to extend past January 1, 2011, then the remaining deferred collaboration revenue would be recognized over a longer period.

We have recognized $29.2 million and $21.6 million of collaboration revenue during the three months ended September 30, 2009 and 2008, respectively, and $81.9 million and $56.8 million for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, the amount receivable from Takeda was $17.4 million. As of December 31, 2008, the amount receivable from Takeda was $21.7 million.

Clinical Trial Expense

We record expense for estimated clinical study external costs, which are a significant component of research and development (“R&D”) expenses. These clinical trial costs were $20.6 million and $24.5 million during the three months ended September 30, 2009 and 2008, respectively, and $68.8 million and $52.7 million during the nine months ended September 30, 2009 and 2008, respectively. Clinical studies are administered by third-party contract research organizations (“CROs”). CROs typically perform most of the total start-up activities for the trials, including document preparation, site identification, pre-study visits, training as well as on-going program management. For the Phase 3 studies, which represent the vast majority of the clinical trial expense, the expense recorded is based on reporting received from CROs and internal analyses. We accrue costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is based on internal estimates of activities using patient enrollment and contractual or estimated rates. For the Phase 2 studies, the expense is activities based such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Numerator:
Net loss	$(18,382)	$(26,211)	$(62,214)	$(60,707)
Denominator:
Weighted-average shares outstanding	18,951	15,238	18,121	15,197
Less: Weighted-average unvested shares subject to repurchase	—	(3)	(1)	(4)
Weighted-average number of shares used in computing basic and diluted net loss per share	18,951	15,235	18,120	15,193
Basic and diluted net loss per share	$(0.97)	$(1.72)	$(3.43)	$(4.00)

The following were excluded from the computation of diluted net loss per share for the periods presented because including them would have an antidilutive effect (in thousands):

	As of September 30,
	2009	2008
Options to purchase common stock	2,420	2,124
Common stock subject to repurchase	—	2
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	33	27
Restricted stock units	107	192
Warrants to purchase common stock	426	2

3.      Stockholders’ Equity (Deficit)

Common Stock

In September 2009, we entered into a common stock purchase agreement, sometimes referred to as an equity line of credit arrangement, with Azimuth Opportunity Ltd. (“Azimuth”) that provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $60.0 million worth of shares of our common stock over the 24-month term of the purchase agreement; provided, however, in no event may we sell under the purchase agreement more than such number of shares of common stock which is equal to one share less than 20% of our outstanding shares or 3,796,353 of common stock on the effective date of the purchase agreement, and provided, further, that in no event shall Azimuth be obligated to purchase under the purchase agreement any shares of our common stock which, when aggregated with all other shares of our common stock then owned beneficially by Azimuth, would result in the beneficial ownership by Azimuth of more than 9.9% of the then issued and outstanding shares of our common stock. The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the Azimuth draw down period on which shares are purchased, less a discount ranging from 3.75% to 5.75%, based on a minimum price of $8.00 as specified in the agreement.  Upon each sale of our common stock to Azimuth, we have agreed to pay Reedland Capital Partners a placement fee equal to 1% of the aggregate dollar amount of common stock purchased by Azimuth. The term of the purchase agreement ends October 1, 2011.  There have been no purchases by Azimuth under this agreement to date.

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

Stock-Based Compensation

We recognized stock-based compensation expense related to employee and director stock options, restricted stock units and stock purchase rights of $2.4 million and $2.5 million for the three months ended September 30, 2009 and 2008, respectively, and $7.2 million and $7.1 million for the nine months ended September 30, 2009 and 2008, respectively, under the authoritative guidance for share-based payments.  As of September 30, 2009, unrecognized compensation costs related to employee and director stock options and restricted stock units totaled $14.8 million. The cost is expected to be recognized over a weighted-average amortization period of 1.66 years.

4.      Investments and Fair Value Measurements

The following is a summary of our available-for-sale marketable securities (in thousands):

	As of September 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$3,746	$—	$—	$—	$3,746
Government securities	16,954	43	—	—	16,997
Auction rate securities	14,175	—	—	(2,564)	11,611
Total short-term investments	$34,875	$43	$—	$(2,564)	$32,354
Long-term investments:
Auction rate securities	$5,000	$—	$—	$(861)	$4,139

	As of December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Corporate securities	$3,500	$—	$(5)	$—	$3,495
Certificates of deposit	1,499	3	—	—	1,502
Government securities	65,261	418	(3)	—	65,676
Total short-term investments	$70,260	$421	$(8)	$—	$70,673
Long-term investments:
Government securities	$5,273	$60	$—	$—	$5,333
Auction rate securities	21,250	—	—	(3,638)	17,612
Total long-term investments	$26,523	$60	$—	$(3,638)	$22,945

Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available for sale securities.  The fair value of these assets was determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

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

ARS are structured to provide liquidity by an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are generally greater than one year.  Through mid-February 2008, every auction reset date of the ARS held by us was successful.  In mid-February, overall market liquidity concerns resulted in the failure of a majority of the auctions in the ARS markets. In the following month, approximately one-fifth of the auctions for ARS held by us were successful. Since mid-March 2008, the overall ARS markets have continued to deteriorate and the ARS held by us have failed in all but a single successful auction. During this period through September 30, 2009, the par value of our ARS holdings decreased by $10.6 million to $19.2 million primarily due to redemptions at par value by the issuers. Our sales or redemptions of ARS through September 30, 2009 have not resulted in any loss of principal, except for a $62,000 loss of par value upon acceptance of a tender offer below market.  The majority of the ARS held by us continue to pay interest, most recently in a range of 1-13%, though certain student loan issuances are temporarily at a zero coupon rate due to the particular interest provisions of the issuances. As of September 30, 2009, our $19.2 million of par value of ARS were comprised of $16.6 million of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a $2.6 million closed end preferred issuance. The ARS held by us are rated A through AAA by a major credit rating agency.

As a result of the continued auction market failures, quoted prices in active markets are not available. Due to the lack of observable inputs, we determined the fair value of our ARS at September 30, 2009 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. The analysis is based on dynamic market conditions and changes in our assumptions could lead to a significant change in determined value. Our analysis resulted in a net decrease in fair value of ARS totaling $3.4 million through September 30, 2009. The decrease in fair value was deemed to be other-than-temporary and was recorded as an impairment charge to other income (expense), net.  We have the intent to sell the ARS and, more likely than not, we would be required to sell the ARS before anticipated recovery.  For the nine months ended September 30, 2009 and 2008, we recorded an impairment charge of $160,000 and $2.0 million, respectively, to other income (expense), net related to the decrease in the fair value of our ARS.

As a result of a settlement between various regulatory agencies, including the SEC, and UBS entities relating to sales and marketing practices of ARS, in October 2008, we received an offer from UBS AG of Series C-2 ARS Rights (“ARS Rights”) in connection with the $14.2 million of par value of ARS as of September 30, 2009 that were purchased through UBS.  In November 2008, we accepted the terms of the ARS Rights and delivered the required legal release of claims against the UBS entities. These ARS Rights give us the option to require UBS to repurchase, at par, the ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS. In connection with the ARS Rights, UBS is also making available loans to eligible borrowers. Currently, we are in the process of applying for such loans from UBS Financial Services, Inc., an affiliate of UBS AG.  The loan facility would allow us to draw up to 75% of the stated value of our ARS portfolio, as determined by UBS Financial Services, Inc., and is subject to collateral maintenance requirements.  These loans would be secured by the ARS and ARS Rights as collateral.

We determined that the ARS Rights do not meet the definition of a derivative security as described in the authoritative guidance for accounting for derivative instruments and hedging activities because the ARS Rights are non-transferrable, and we must tender the related ARS to receive the cash settlement.  Therefore, we elected to measure the ARS Rights separately under the authoritative guidance pertaining to the fair value option for financial assets and financial liabilities in order to partially offset the changes in the fair value of the ARS to the ARS Rights. We did not elect to adopt the guidance for the fair value option for financial assets and financial liabilities to measure financial instruments, except for the ARS Rights. We determined the value of the ARS Rights was $2.3 million as of September 30, 2009 using a discounted cash flows analysis based on, among other things, the timing and likelihood of the recovery of the par value of the ARS from UBS.  We recorded the fair value of the ARS Rights as an other current asset with a corresponding credit to other income (expense), net, partially offsetting the unrecognized losses incurred to date on the related ARS, during the three and nine months ended September 30, 2009.  The recognition of the ARS Rights and the other-than-temporary impairment on the related ARS resulted in a net impact of $118,000 and $69,000, respectively, to other income (expense), net for the three and nine months ended September 30, 2009.

The following table presents our investments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of September 30, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$60,492	$59,490	$1,002	$—
Short-term investments:
Certificates of deposit	$3,746	$—	$3,746	$—
Government securities	16,997	—	16,997	—
Auction rate securities	11,611	—	—	11,611

Total short-term investments	$32,354	$—	$20,743	$11,611
Long-term investments:
Auction rate securities	$4,139	$—	$—	$4,139
ARS Rights	$2,344	$—	$—	$2,344

	As of December 31, 2008
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$20,643	$20,643	$—	$—
Short-term investments:
Corporate securities	$3,495	$—	$3,495	$—
Certificates of deposit	1,502	—	1,502	—
Government securities	65,676	—	65,676	—
Total short-term investments	$70,673	$—	$70,673	$—
Long-term investments:
Government securities	$5,333	$—	$5,333	$—
Auction rate securities	17,612	—	—	17,612
Total long-term investments	$22,945	$—	$5,333	$17,612
ARS Rights	$2,414	$—	$—	$2,414

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Balance at beginning of the period	$20,026	$—
Transfers in and/or out of Level 3	—	36,405
Total unrealized losses related to ARS
Included in net loss	(160)	(2,065)
Total realized gains related to ARS
Included in net loss	372	89
Total realized loss related to ARS
Included in net loss	(62)	—
Total unrealized losses related to ARS Rights
Included in net loss	(126)	—
Total unrealized gains related to ARS Rights
Included in net loss	57	—
Settlements	(2,013)	(14,755)
Balance at end of the period	$18,094	$19,674

5.      Contingencies

We have initiated binding arbitration and related litigation with Johnson & Johnson, Ortho-McNeil Pharmaceutical, Inc., Ortho Pharmaceutical Corporation, The R.W. Johnson Pharmaceutical Research Institute and Johnson & Johnson Pharmaceutical Research and Development, L.L.C., or, collectively, J&J, over ownership of intellectual property related to certain erythropoietin receptor, or EPO-R, agonists (ESA compounds capable of binding to and activating the EPO-R). This intellectual property is the subject of a number of U.S. and international patents and patent applications assigned to us and/or J&J, including a U.S. patent currently assigned to J&J, several U.S. patents currently assigned to us and a European patent application currently assigned to J&J that may issue in the near future and relates to specified ESA peptide compounds (“J&J’s European Patent Application”).  In this section, we refer to the patents and patent applications subject to the arbitration collectively as the “intellectual property in dispute.” We believe that we are the sole owner or co-owner of the intellectual property in dispute, including J&J’s European Patent Application.  J&J, on the other hand, alleges that they are the sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which we are currently named as sole owner that relate to specified ESA peptide compounds.

In June 2004, we filed a civil complaint in the Munich Regional Court in the Federal Republic of Germany against J&J alleging that we are an owner or co-owner of J&J’s European Patent Application and other related technology.  In October 2005, J&J filed its response to our complaint, denying our claims of inventorship and ownership. In April 2006, we requested the court to dismiss the complaint so that the issues it raised could be resolved pursuant to the arbitration proceeding described below. The court has done so.

In September 2004, we filed a civil complaint in the U.S. District Court for the Northern District of Illinois, or the Illinois case, against J&J alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, and for unjust enrichment and constructive trust. The complaint alleges that the Affymax Research Institute scientists are sole or co-inventors of the intellectual property in dispute, including the above-referenced J&J patents and patent applications, and that we are the sole or co-owner of them. The complaint also alleges that J&J breached the three-year Research and Development Agreement (the “R&D Agreement”) between Affymax N.V. and a division of Ortho Pharmaceutical Corporation, a subsidiary of J&J, by, among other things, engaging in a course of conduct designed to obtain patents for itself and to deny Affymax N.V. patents on its scientists’ inventions. The complaint further alleges that we have suffered damages as a result of J&J’s breaches and that J&J has been unjustly enriched through its misconduct and should be subject to the imposition of a constructive trust.

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

In April 2006, we filed a demand for arbitration with the AAA claiming that we are the owner or co-owner of the intellectual property in dispute and alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, for unjust enrichment and constructive trust, and for breach of fiduciary duty. In May 2006, J&J filed its answer and counterclaims, substantially restating their allegations made in the U.S. and German courts. The AAA appointed a panel of arbitrators, and the arbitration has commenced.

In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel.  In July 2007, we filed an opposition to J&J’s motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J could obtain limited discovery on Hematide, but that J&J could not obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning.  The arbitration hearing commenced in September 2009 and is scheduled to be completed by the end of 2009.   A decision is expected in early 2010.  The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on us because of legal costs, diversion of management resources and other factors.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2008 and our unaudited condensed financial statements for the three and nine month periods ended September 30, 2009.

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

To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and active pharmaceutical ingredient, “API”, production, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. Since inception, we have incurred net losses and expect to incur substantial and increasing losses for the next several years in order to complete the development and commercialization of Hematide. As of September 30, 2009, we had an accumulated deficit of $360.5 million.

In September 2009, we entered into a common stock purchase agreement, sometimes referred to as an equity line of credit arrangement, with Azimuth Opportunity Ltd. (“Azimuth”) that provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $60.0 million worth of shares of our common stock over the 24-month term of the purchase agreement; provided, however, in no event may we sell under the purchase agreement more than such number of shares of common stock which is equal to one share less than 20% of our outstanding shares or 3,796,353 of common stock on the effective date of the purchase agreement, and provided, further, that in no event shall Azimuth be obligated to purchase under the purchase agreement any shares of our common stock which, when aggregated with all other shares of our common stock then owned beneficially by Azimuth, would result in the beneficial ownership by Azimuth of more than 9.9% of the then issued and outstanding shares of our common stock. The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the Azimuth draw down period on which shares are purchased, less a discount ranging from 3.75% to 5.75%, based on a minimum price of $8.00 as specified in the agreement.  Upon each sale of our common stock to Azimuth, we have agreed to pay Reedland Capital Partners a placement fee equal to 1% of the aggregate dollar amount of common stock purchased by Azimuth. The term of the purchase agreement ends October 1, 2011.  There have been no purchases by Azimuth under this agreement to date.

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

We believe that the existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least 12 months. However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide. The current worldwide capital markets have been extremely volatile, and biotechnology companies have been limited or unsuccessful in obtaining funding in this environment.  We intend to evaluate the capital markets from time to time to determine whether to raise additional capital, in the form of equity or otherwise, depending upon market conditions relative to our need for funds at such time. Continuation of this market may significantly limit our ability to raise funds such that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development timelines, and funding may not be available to us on acceptable terms, or at all. Further, we have had to reduce our research capabilities and efforts, including the elimination of certain research programs, and even some activities related to the support of Hematide. If we are unable to raise additional funds when needed, we could be required to further delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing would be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.  Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

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

Results of Operations

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Collaboration revenue	$29,157	$21,645	$7,512	35%	$81,924	$56,803	$25,121	44%
License and royalty revenue	4	3	1	33%	13	690	(677)	(98)%
Total revenue	$29,161	$21,648	$7,513	35%	$81,937	$57,493	$24,444	43%

We have recognized $29.2 million and $21.6 million of collaboration revenue for the three months ended September 30, 2009 and 2008, respectively, and $81.9 million and $56.8 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase in collaboration revenue for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was primarily due to the growth in third-party development expenses reimbursed by Takeda related to our Phase 3 clinical trials which completed enrollment in the last quarter of 2008. We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.  In the event our estimate of the development period were to extend past January 1, 2011, then the remaining deferred collaboration revenue would be recognized over a longer period.

Research and Development Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$37,237	$39,780	$(2,543)	(6)%	$118,462	$96,093	$22,369	23%

The decrease in research and development expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to reduced purchases of comparator drugs used in our clinical trials.  The increase in research and development expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to increased clinical trial costs resulting from full enrollment of the Phase 3 clinical program in the last quarter of 2008. Compared to the three quarters of 2009, we do not expect quarterly research and development expenses to increase or decrease substantially in the remainder of 2009.

General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
General and administrative expenses	$10,657	$8,308	$2,349	28%	$26,763	$23,639	$3,124	13%

The increase in general and administrative expenses for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was primarily due to higher legal fees. We expect to incur increasing general and administrative expenses in future periods to support our preparation for the NDA for Hematide, costs associated with our J&J litigation and expansion of commercial capabilities.

Interest Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Interest income (expense), net	$164	$665	$(501)	(75)%	$825	$3,556	$(2,731)	(77)%

The decrease in interest income, net, was due primarily to lower interest rates and lower level of cash, cash equivalents and investments during the three and nine months ended September 30, 2009 compared to the same period in 2008.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Other income (expense), net	$163	$(436)	$599	(137)%	$163	$(2,024)	$2,187	(108)%

Other income (expense), net, for the nine months ended September 30, 2008 of $2.0 million includes the initial other-than-temporary impairment charge related to the decrease in fair value of our investments in ARS in comparison to the nine months ended September 30, 2009 which only reflects the subsequent adjustment to fair value. Based on projected cash usage, we may be required to sell the ARS prior to the resumption of successful auctions or other liquidity events. As a result, we deemed the impairment as other-than-temporary and recorded the charge in the three and nine months ended September 30, 2009 and 2008.

Benefit for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Benefit for income taxes	$(24)	$—	$(24)	100%	$(86)	$—	$(86)	100%

We are subject to federal and California state income tax.  We anticipate being in a net operating loss position for 2009.  We recorded no combined federal and state tax liability for the three and nine months ended September 30, 2009.  We recorded $24,000 and $86,000 of federal tax benefit for the three and nine months ended September 30, 2009 due to a research and development credits refund available to us pursuant to a provision within the American Recovery and Reinvestment Tax Act of 2009.  We were also in a taxable loss position for our year ended December 31, 2008 and therefore recorded no combined federal and state tax liability for the three and nine months ended September 30, 2008.

Liquidity and Capital Resources

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through September 30, 2009, we have received net proceeds of $301.3 million from the issuance of equity securities and $122 million of upfront license fees, a $10 million milestone payment and $155.3 million for the reimbursement of development and commercial expenses and purchase of API from our Arrangement with Takeda. The first $50 million of third-party expenses related to the development in pursuit of U.S. regulatory approval of Hematide was borne by Takeda under the Arrangement, of which $36.3 million was utilized by both parties through December 31, 2007 and the remainder was utilized during the first quarter of 2008. Currently, Takeda bears 70% of the third-party U.S. development expenses, while we are responsible for 30% of the expenses.

In September 2009, we entered into a common stock purchase agreement, sometimes referred to as an equity line of credit arrangement, with Azimuth Opportunity Ltd. (“Azimuth”) that provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $60.0 million worth of shares of our common stock over the 24-month term of the purchase agreement; provided, however, in no event may we sell under the purchase agreement more than such number of shares of common stock which is equal to one share less than 20% of our outstanding shares or 3,796,353 of common stock on the effective date of the purchase agreement, and provided, further, that in no event shall Azimuth be obligated to purchase under the purchase agreement any shares of our common stock which, when aggregated with all other shares of our common stock then owned beneficially by Azimuth, would result in the beneficial ownership by Azimuth of more than 9.9% of the then issued and outstanding shares of our common stock. The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the Azimuth draw down period on which shares are purchased, less a discount ranging from 3.75% to 5.75%, based on a minimum price of $8.00 as specified in the agreement.  Upon each sale of our common stock to Azimuth, we have agreed to pay Reedland Capital Partners a placement fee equal to 1% of the aggregate dollar amount of common stock purchased by Azimuth. The term of the purchase agreement ends October 1, 2011.  There have been no purchases by Azimuth under this agreement to date.

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

As of September 30, 2009, we had $103.8 million in unrestricted cash, cash equivalents and short-term and long-term investments.  Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, certificates of deposit, commercial paper, ARS, and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

As of September 30, 2009, we had fair value of ARS totaling $15.7 million that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a closed end preferred issuance.  The ARS held by us are rated A through AAA by a major credit rating agency. ARS are structured to provide liquidity by an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are generally greater than one year.  Since mid-March 2008, the overall ARS market has continued to deteriorate and the ARS held by us have failed in all but a single auction.

We determined the fair value of our ARS at September 30, 2009 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. Our analysis resulted in a net decrease in fair value of ARS totaling $3.4 million through September 30, 2009.  The decrease in fair value was deemed to be other-than-temporary and was recorded as an impairment charge to other income (expense), net.  We have the intent to sell the ARS and, more likely than not, we would be required to sell the ARS before anticipated recovery.  For the nine months ended September 30, 2009 and 2008, we recorded an impairment charge of $160,000 and $2.0 million, respectively, to other income (expense), net related to the decrease in fair value of our ARS. Our analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in impairments in future periods.

In November 2008, UBS AG issued us ARS Rights in connection with the $14.2 million of par value of ARS as of September 30, 2009. The ARS Rights are not transferable and give us the option to require UBS to repurchase at par our ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS. In connection with the ARS Rights, UBS is also making loans available to eligible borrowers. Currently, we are in the process of applying for such loans from UBS Financial Services, Inc.  an affiliate of UBS AG.  The loan facility would allow us to draw up to 75% of the stated value of our ARS portfolio, as determined by UBS Financial Services, Inc., and is subject to collateral maintenance requirements.  These loans would be secured by the ARS and ARS Rights as collateral. We determined the value of the ARS Rights was $2.3 million as of September 30, 2009 using a discounted cash flow analysis based on, among other things, the timing and likelihood of the recovery of the par value of the ARS from UBS.  We recorded the fair value of the ARS Rights as an other current asset with a corresponding credit to other income (expense), net, partially offsetting the unrecognized losses incurred to date on the related ARS, during the three and nine months ended September 30, 2009.  The recognition of the ARS Rights and the other-than-temporary impairment on the related ARS resulted in a net impact of $118,000 and $69,000, respectively, to other income (expense), net for the three and nine months ended September 30, 2009.  We anticipate that future changes in the fair value of the ARS Rights will be offset by the changes in the fair value of related ARS with no material net impact to net loss.

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

	September 30,	December 31.
	2009	2008
	(in thousands)
Cash, cash equivalents, short-term investments	$99,690	$94,719
Working capital	$7,137	$33,730
Long-term investments	$4,139	$22,945

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$(55,391)	$(48,858)
Investing activities	$56,130	$(21,732)
Financing activities	$42,551	$632
Capital expenditures (included in investing activities above)	$(653)	$(3,084)

Net cash used in operating activities for the nine months ended September 30, 2009 and 2008 primarily reflects the net loss for the period, which was reduced in part by non-cash activities including stock-based compensation, an other-than-temporary impairment charge related to our investments in ARS, realized gain and loss on investments, depreciation and amortization, as well as changes in operating assets and liabilities due to timing of payments made in connection with our Phase 3 clinical trials for Hematide.  Net cash provided by investing activities for the nine months ended September 30, 2009 and 2008 was primarily related to maturities and sales of investments, which was partially offset by purchases of investments and purchases of property and equipment.  Net cash provided by financing activities for the nine months ended September 30, 2009 was primarily attributable to $41.6 million of net proceeds from the private placement and, to a lesser extent, proceeds from issuance of common stock upon exercise of stock options and the purchase of common stock under our Employee Stock Purchase Plan.  Net cash provided by financing activities for the nine months ended September 30, 2008 was primarily attributable to the proceeds from issuance of common stock upon exercise of stock options and the purchase of common stock under our Employee Stock Purchase Plan, which was partially offset by principal payments under the capital lease obligations.

We believe that the existing cash, cash equivalents and investments together with the interest thereon, will enable us to maintain our currently planned operations for at least 12 months.  However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide even after taking into account the potential milestone payments that may be received under our collaboration with Takeda. The current worldwide capital markets have been extremely volatile and inaccessible, and biotechnology companies have been limited or unsuccessful in obtaining funding in this environment.  Securing funding has been particularly difficult for small companies of our size with limited capital resources.  Continuation of this market may significantly limit our ability to raise funds such that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development timelines, and funding may not be available to us on acceptable terms, or at all. Hematide is the main focus of our business, which we expect to be the case for the foreseeable future.  Further, we have had to reduce our research capabilities and efforts, including the elimination of certain research programs and even some activities related to support of Hematide. If we are unable to raise additional funds when needed, we could be required to further delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.  Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

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

As of September 30, 2009, we had fair value of ARS totaling $15.7 million that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a closed end preferred issuances. The ARS held by us are rated A through AAA by a major credit rating agency. Based on overall market liquidity concerns, we determined that there was a net decrease in fair value of ARS totaling $3.4 million through September 30, 2009.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2009. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

J&J Intellectual Property Dispute

We have initiated binding arbitration and related litigation with certain subsidiaries of Johnson & Johnson, or J&J, over ownership of intellectual property related to certain erythropoietin receptor, or EPO-R, agonists (ESA compounds capable of binding to and activating the EPO-R). This intellectual property is the subject of a number of U.S. and international patents and patent applications assigned to Affymax and/or J&J, including a U.S. patent currently assigned to J&J, several U.S. patents currently assigned to us and a European patent application currently assigned to J&J that may issue in the near future and relates to specified ESA peptide compounds (“J&J’s European Patent Application”). See ‘‘Risk Factors—Risk Related to Our Business.’’ In this section, we refer to the patents and patent applications subject to the arbitration collectively as the ‘‘intellectual property in dispute.’’ We believe that we are the sole owner or co-owner of the intellectual property in dispute, including J&J’s European Patent Application.  J&J, on the other hand, alleges that they are the sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which we are currently named as sole owner that relate to specified peptide compounds.

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

J&J, however, alleges that it invented the idea of searching peptide sequence libraries, such as Affymax N.V.’s libraries, to find peptides that bind to and activate the EPO-R, and that the Affymax N.V. scientists did not make inventive contributions when they discovered and identified the specific peptides that bind to and activate the EPO-R. J&J also alleges that it invented the idea of, and methodology for, dimerizing these peptides to make them more biologically active, and that it provided Affymax with reagents and control substances for use in research under the R&D Agreement, as well as instructions on how to use them. J&J further alleges that Affymax N.V. improperly removed the names of the J&J employees who had been identified as inventors on the parties’ joint applications pending before the U.S. Patent and Trademark Office without notifying or consulting J&J. For these reasons, J&J claims that it should be granted sole ownership or joint ownership of the intellectual property in dispute.

Post-R&D Agreement Development Activities

In March 1995, Affymax N.V., Affymax Technologies, N.V. and Affymax Research Institute, or the Affymax Entities, were acquired by Glaxo Wellcome plc. In July 2001, we acquired specified assets from Glaxo Wellcome plc and related entities, including the rights to the R&D Agreement (which had been finally terminated in 2000) and the rights to specified patents and patent applications that had previously been held by Affymax N.V. and Affymax Technologies, N.V. After our company was founded in 2001, we pursued efforts to create a synthetic compound that activated the EPO-R and had the biological and physical properties needed to be a commercially viable pharmaceutical product. Our efforts culminated in the first chemical synthesis of Hematide in 2003.

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

J&J’s European patent application EP96/918,317, which relates to agonist peptide dimers, could result in European patents being issued to J&J in the near future. In the J&J arbitration proceeding, we have claimed that we should be a sole owner or at least a joint owner of this European application.  If the patent issues, J&J could seek to enforce this patent against us in Europe. In many European countries, a patent cannot be asserted to stop clinical trials, but in some, a patent holder can seek to enjoin clinical trials.

Litigation and Arbitration Chronology

On June 9, 2004, we filed a civil complaint in the Munich Regional Court in the Federal Republic of Germany against J&J alleging that we are an owner or co-owner of J&J’s European Patent Application (European Patent Application EP96/918,317). In October 2005, J&J filed its response to our complaint, denying our claims of inventorship and ownership. In April 2006, we requested the court to dismiss the complaint so that the issues it raised could be resolved pursuant to the arbitration proceeding described below. The court has done so.

On September 23, 2004, we filed a civil complaint in the U.S. District Court for the Northern District of Illinois, or the Illinois case, against J&J alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, and for unjust enrichment and constructive trust. The complaint alleges that the Affymax N.V. scientists are sole or co-inventors of the intellectual property in dispute, including the above-referenced J&J patents and patent applications, and that we are the sole or co-owner of them. The complaint also alleges that J&J breached the R&D Agreement by, among other things, engaging in a course of conduct designed to obtain patents for itself and to deny the Affymax Entities patents on the Affymax scientists’ inventions. The complaint further alleges that we have suffered damages as a result of J&J’s breaches and that J&J has been unjustly enriched through its misconduct and should be subject to the imposition of a constructive trust.

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

On April 12, 2006, we filed a demand for arbitration with the AAA claiming that we are the owner or co-owner of the intellectual property in dispute and alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, for unjust enrichment and constructive trust, and for breach of fiduciary duty. On May 8, 2006, J&J filed its answer and counterclaims, substantially restating their allegations made in the U.S. and German courts. In April 2007, we filed an amended demand for arbitration. In June 2007, J&J filed an amended counterdemand. The AAA has appointed a panel of arbitrators, and the arbitration has commenced.  The parties have conducted discovery. In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel.  In July 2007, we filed an opposition to J&J’s motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J could obtain limited discovery on Hematide, but that J&J could not obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning. The arbitration hearing has commenced and is scheduled to be completed by the end of 2009.  A decision is expected in early 2010.  The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on us because of legal costs, diversion of management resources and other factors.

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

Recently, Amgen announced the results of its large, randomized, double-blind, placebo-controlled Phase 3 study of patients with chronic kidney disease (CKD) (not requiring dialysis), anemia and type-2 diabetes (the Trial to Reduce Cardiovascular Endpoints with Aranesp Therapy, or TREAT).  In this study, treatment of anemia with Aranesp to a target hemoglobin of 13 g/dL, which is higher than the 10 g/dL - 12 g/dL range approved by the FDA in the current label, reportedly failed to show benefit compared to placebo with regard to composite of time to all-cause mortality or cardiovascular morbidity (including heart failure, heart attack, stroke, or hospitalization for myocardial ischemia) and a composite of time to all-cause mortality or chronic renal replacement.  In addition, higher rates of stroke were reported amongst patients treated with Aranesp compared to the placebo group.  Further, among a subgroup of patients with a history of cancer at baseline, a statistically significant increase in deaths from cancer was observed in the Aranesp treated patients compared to placebo treated patients. However, Aranesp treatment reportedly was associated with a statistically significant reduction in blood transfusions and a modest improvement in patient reported fatigue.

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

The controversy surrounding ESAs and FDA concerns has, and may, further negatively affect patient enrollment and the cost, scope, size, risk, or timing of our clinical trials. These safety concerns may increase the risk of achieving regulatory approval or negatively affect the timing or costs associated with obtaining regulatory approval, including potential risk mitigation activities we may be required to complete either prior to or after product approval. Any of these factors could significantly delay commercialization of Hematide.  The market for ESAs has been significantly reduced and to the extent that the medical community’s perception of the risks of ESA usage continues to increase, these concerns are likely to further negatively impact the commercial potential of Hematide.

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

We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At September 30, 2009, we had an accumulated deficit of $360.5 million.  Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to:

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

Since mid-March 2008, the overall ARS market has continued to deteriorate and our ARS have failed in all but a single auction. Accordingly, we have recorded a $3.4 million net reduction of fair value of ARS through September 30, 2009.  The decrease in fair value was deemed to be other-than-temporary and we recorded an impairment charge of $160,000 to other income (expense), net for the three and nine months ended September 30, 2009.  As of September 30, 2009, the fair value balance of our ARS totaled $15.7 million.  Our valuation analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in additional impairments in future periods.  We may also be required to sell these investments at prices significantly below par or assessed fair value. There can be no assurance as to the timing of when, or if the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs. If we are unable to liquidate our ARS to obtain funds when needed we may be unable to fund our operations. We have entered into a settlement agreement with UBS AG relating to the failed auctions of our ARS through which UBS AG and its affiliates may provide us with additional funds based on these ARS.  However, if we are unable to access the funds underlying or secured by these investments in a timely manner, we may need to find alternate sources of funding for certain of our operations, which may not be available on favorable terms, or at all, and our business could be adversely affected.

In accepting the settlement offer from UBS AG relating to the failed auctions of our ARS, we agreed to give up certain rights and accept certain risks. Under this settlement, UBS AG issued us ARS Rights. The ARS Rights are not transferable and give us the option to require UBS to repurchase at par our ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS.  As part of the settlement, UBS is also making available loans to eligible borrowers, potentially up to 75% of the fair value of the ARS as determined by UBS, which would be secured by the ARS.  Currently, we are in the process of applying for such loans from UBS Financial Services, Inc., an affiliate of UBS AG.  However, there can be no assurance we will be successful in obtaining advances of funds from UBS or even if obtained, such funds may be required to be repaid by UBS upon demand and therefore unavailable to support our operations if needed.

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

We have initiated binding arbitration and related litigation with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., and Ortho-McNeil Pharmaceutical, Inc., or collectively, J&J, over ownership of intellectual property related to certain erythropoietin receptor, or EPO-R, agonists. An adverse result in this binding arbitration or litigation, together with adverse results in subsequent litigation J&J might then bring, could prevent us from manufacturing or commercializing Hematide in a number of countries in accordance with our current plans or could limit our ability to license third parties to do so.

We have initiated binding arbitration and related litigation with J&J over the ownership of a number of U.S. and international patents and patent applications related to certain EPO-R agonists, or the ‘‘intellectual property in dispute.’’ We believe that we are the sole owner or co-owner of the intellectual property in dispute. J&J, on the other hand, alleges that it is the sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which we are currently named as sole owner that relate to specified peptide compounds. Although we believe our position in this dispute is meritorious and that we have substantial defenses to J&J’s counterclaims, litigation is time consuming and expensive and the outcome is inherently uncertain. A number of outcomes in the dispute are possible, including, without limitation, the possibility that we lose or do not acquire specific patents and patent rights in the ESA field, J&J obtains or retains specific patents and patent rights in the ESA field or we become liable for damages, attorneys’ fees and costs. Moreover, if the arbitration panel were to determine that J&J is the sole owner of one or more of the disputed patents, J&J may seek to assert such patents against us in the U.S., Europe and elsewhere.

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

Although J&J’s ownership of  J&J’s European Patent Application is subject to the pending arbitration, a patent could be issued from this application to J&J by the European Patent Office in the near future. In the J&J arbitration proceeding, we have claimed that we should be a sole owner or at least a joint owner of this European application. If this patent issues, J&J could seek to enforce this patent against us in Europe. In many European countries, a patent cannot be asserted to stop clinical trials, but in some, a patent holder can seek to enjoin clinical trials. We are seeking to minimize the effect this might have on our development plans, but there can be no assurance that our clinical trial and manufacturing plans would not be delayed if a European patent issues to J&J.

The outcome of any arbitration or litigation proceeding is inherently unpredictable. The claims and underlying facts at issue in this dispute are complex.  Since we acquired assets from Affymax N.V. (a different company from us), documents and other evidence of which we are not currently aware may be uncovered that are adverse to our position. We have incurred significant expense in pursuing this matter to date, and because a final decision on the arbitration and related litigation may not be reached for years, we expect we will continue to incur significant and increasing expenses for several more years, likely totaling in the millions of dollars as this matter progresses toward resolution. In addition, the efforts of our technical, legal and management personnel have been and will continue to be diverted as a result of this dispute.

Our commercial success depends upon attaining significant market acceptance of Hematide among physicians, patients, health care payors and the major operators of dialysis clinics as well as reaching an agreement with one or more of such major operators of dialysis clinics.

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

We anticipate that, if approved, Hematide would compete with EPOGEN and Aranesp, which are both marketed by Amgen, PROCRIT, which is marketed by Ortho Biotech Products, L.P. (a subsidiary of J&J), NeoRecormon and Mircera, which are currently marketed outside the U.S. by Roche. Aranesp is approved for once-monthly dosing for treatment of anemia in pre-dialysis patients in Europe. In the U.S., Amgen is reportedly in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in pre-dialysis patients. If Amgen is successful in obtaining approval for once-monthly dosing or our competitors’ products are administered in practice on a less frequent basis than prescribed by their labels, the market for Hematide may be decreased. In addition, Roche’s Mircera has recently launched in Europe.  Mircera reportedly has greater plasma stability and is longer acting than any rEPO product that is currently on the market. As a result of the patent litigation between Roche and Amgen, Mircera has been found to infringe several U.S. patents owned by Amgen and has been enjoined from being sold in the U.S. until the expiration of these patents in 2013.  Further proceedings are expected that relate to the validity of certain Amgen patents and infringement by Mircera.  The outcome of these proceedings could shorten or extend the duration of the injunction.  If Mircera enters the U.S. market before Hematide or upon its entry, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide, because of its ability to be longer acting.  In addition, Merck recently announced plans to develop its own version of EPO in yeast cells instead of mammalian cells which, if successful, may permit Merck to launch its product prior to the expiration of Amgen’s U.S. patents.  Another potential competitor, FibroGen, Inc., or FibroGen, is developing small molecules designed to promote the production of greater levels of naturally-occurring EPO in patients. The introduction of biosimilars into the ESA market, or new market entrants, could also prove to be a significant threat to us as it could not only limit the market for Hematide, but could also drive down the price of ESAs.

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

The remaining U.S. patents for epoetin alfa, a version of short-acting rEPO, expire from 2012 through 2015. Patents related to epoetin alfa expired in the European Union (“E.U”) in 2004. Biosimilars of short-acting rEPO are currently being developed or sold in various markets outside the U.S., including the E.U. We expect that biosimilars, including rEPO, will be sold at a significant discount to existing branded products when they are launched in the U.S. and the E.U. The introduction of biosimilars into the ESA market could prove to be a significant threat to Hematide if they are able to demonstrate bioequivalence to existing ESAs. Biosimilars will constitute additional competition for Hematide and could drive its price and sales volume down, which may adversely affect our revenues.

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

As previously disclosed, we notified clinical trial sites to complete treatment of patients on Hematide in the Phase 3 clinical program by the end of 2009 based on estimates of the rate of accrual of cardiovascular events.  If our estimate of the event rate ultimately proves to be inaccurate, then we may not accumulate sufficient events for the composite safety endpoint analysis to meet the pre-defined non-inferiority criteria causing a possible failure of our clinical program. Even if the cardiovascular events accrue at the estimated rate, we could still fail to establish that Hematide is non-inferior to the comparator drugs upon analysis of the data from our Phase 3 clinical program. To date, no ESA other than Hematide has been required to achieve this composite safety endpoint for initial regulatory approval. Regardless of whether Hematide is determined to be non-inferior to the comparator drugs upon completion of the composite safety endpoint analysis, Hematide could still fail to establish that it is sufficiently safe for regulatory approval. Further, our Phase 3 clinical program could be suspended or terminated prior to completion based on safety or other concerns, including recommendations of the data monitoring committee, which will be meeting periodically to review the interim safety data from our trials. In addition, the completion of clinical trials for Hematide and the submission of our NDA may be delayed or fail for many other reasons, including:

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

In addition, in response to the FDA’s recent black box warning and public health advisories, CMS has recently significantly restricted coverage of ESAs.  In July 2007, CMS issued its National Coverage Decision Memorandum for Use of Erythropoiesis Stimulating Agents in Cancer and Neoplastic Conditions, or the National Coverage Decision, that determined that ESA treatment was not reasonable or necessary for certain medical conditions, including any anemia of cancer not related to cancer treatment, among others.  The National Coverage Decision also established the ESA reimbursement policy for Medicare and other government beneficiaries who are treated for chemotherapy-induced anemia and contains a coverage restriction for hemoglobin levels greater than 10g/dL, which has had a material adverse effect on the use of ESAs.  In July 2007, CMS also issued revisions to its reimbursement policies for the use of ESAs for end stage renal disease in cases where hemoglobin levels exceed 13 g/dL and also decreased the monthly dosing limits. In July 2008, CMS announced that ESAs are a potential topic for another National Coverage Decision citing adverse effects in cancer and chronic kidney disease patients, including dialysis patients while noting the large costs but uncertain benefits.  In August 2009, CMS announced that a meeting would be held in March 2010 to review the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease.  Independent of any additional action the FDA may take as to ESAs, CMS may further decrease coverage which could have a materially negative impact on the size of the ESA market in the United States and reduce the overall size of the market Hematide is expected to compete in at the time of launch.

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

Hematide is a new chemical entity and the manufacturing process for commercial scale production remains to be validated at any manufacturer in accordance with applicable regulatory guidelines and as such, there are risks associated with the full scale manufacture of the API. Similar challenges exist for the manufacture of finished product that must meet a variety of regulatory requirements that vary from country to country and continue to change.  Any of these risks and others may prevent or delay us from successfully developing Hematide, including the following:

•   stability or formulation issues including the potential failure of product registration studies to establish sufficient stability to obtain adequate shelf life at refrigerated or room temperature;

•   cost overruns, process scale-up, process reproducibility;

•   difficulties in maintaining or upgrading equipment and manufacturing facilities on a timely basis; and

•   regulatory issues or changes that may cause significant modifications in the manufacturing process or facilities or otherwise impact our ability to offer competitive product presentations or formulations.

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

The research, testing, manufacturing, selling and marketing of drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, and regulations may differ from country to country. Neither we nor Takeda is permitted to market Hematide in the U.S. until we receive approval of a NDA, from the FDA. We have not received marketing approval for Hematide. Further, we have not previously prepared an NDA submission, which involves compliance with governmental regulations and successful completion of a number of significant and complicated undertakings for which we do not have any prior experience implementing. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve pending NDAs or supplements to approved NDAs.

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

We intend to co-market Hematide in the U.S, and have exclusively licensed Takeda to develop Hematide in international markets. In order to market Hematide in the E.U. and many other foreign jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. Foreign regulatory approvals may not be obtained on a timely basis, if at all. We or Takeda, as part of our Hematide collaboration, may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Foreign governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market Hematide in the U.S. and, through our Takeda collaboration, in foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product. In some foreign countries, particularly in the E.U., prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of Hematide to other available therapies or a clinical trial that studies pharmacoeconomic benefits. If reimbursement of Hematide is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

The trading price of our common stock has been highly volatile.  For the 52 weeks ended October 31, 2009, the price ranged between a high of $25.15 per share and a low of $8.52 per share.  Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-136125) and a Registration Statement on Form S-1 filed pursuant to Rule 462(b) (File No. 333-139363) that were declared effective by the Securities and Exchange Commission on December 14, 2006. We registered 4,255,000 shares of our common stock for an aggregate offering price of $106,375,000, all of which were sold. After deducting expenses, we received net offering proceeds of approximately $96 million from our initial public offering. As of September 30, 2009, approximately $80.8 million of aggregate net proceeds from our initial public offering are maintained in investment accounts and we have used the remaining proceeds of approximately $15.2 million to fund our development of Hematide and other working capital and general corporate purposes, including the expansion of commercial capabilities.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

The following table provides information relating to repurchases of our common stock in the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2009 — July 31, 2009	—	$—	N/A	N/A
August 1, 2009 — August 31, 2009	—	—	N/A	N/A
September 1, 2009 - September 30, 2009	—	—	N/A	N/A
Total	—	$—	N/A	N/A

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

The following documents are being filed as part of this report:

3.3	Amended and Restated Certificate of Incorporation (1)
3.5	Amended and Restated Bylaws (2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate (1)
4.3	Warrant to purchase shares of Series C Preferred Stock (1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)
4.5	Form of Warrant to purchase shares of Common Stock (3)

10.29	Common Stock Purchase Agreement, dated as of September 25, 2009, between Affymax, Inc and Azimuth Opportunity Ltd. (4)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

(4)  Previously filed as Exhibit 10.35 of our Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMAX, INC.

	By:	/s/ ARLENE M. MORRIS
Dated: November 3, 2009		Arlene M. Morris
President, Chief Executive Officer and Member of the Board of Directors

	By:	/s/ PAUL B. CLEVELAND
Dated: November 3, 2009		Paul B. Cleveland
Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation (1)
3.5	Amended and Restated Bylaws (2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate (1)
4.3	Warrant to purchase shares of Series C Preferred Stock (1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)
4.5	Form of Warrant to purchase shares of Common Stock (3)
10.29	Common Stock Purchase Agreement, dated as of September 25, 2009, between Affymax, Inc and Azimuth Opportunity Ltd. (4)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

(4)           Previously filed as Exhibit 10.35 of our Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference.