Form 10-K
period 2009-12-31
AFFYMAX INC
filed 2010-03-04
CIK 1158223

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Securities registered pursuant to Section 12(g) of the Act: None

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2009 was $245,842,562 (based upon the closing sales price of such stock as reported on the Nasdaq Global Market on such date). Excludes an aggregate of 5,575,343 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2009, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2009 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2009. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

          As of February 28, 2010, the registrant had outstanding 23,960,970 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Specified portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2009, are incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

AFFYMAX, INC.

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential" and similar expressions intended to identify forward-looking statements. These forward-looking statements include statements regarding the timing, design and results of our clinical trials and drug development program, the continuation and success of our collaboration with Takeda, and the timing and likelihood of the commercialization of Hematide. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K under Item 1A "Risk Factors," including risks relating to the continued safety and efficacy of Hematide in clinical development, the potential for once per month dosing and room temperature stability, the cardiovascular event rate in our phase 3 clinical program, the timing of patient accrual in ongoing and planned clinical trials, regulatory requirements and approvals, research and development efforts, industry and competitive environment, controversy surrounding the class of erythropoiesis stimulating agents, reimbursement coverage, intellectual property rights and disputes and other matters. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

 PART I.

Item 1.    Business.

Overview

        We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, HematideTM (peginesatide), is designed to treat anemia associated with chronic renal failure. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic renal failure, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may lead to chronic fatigue or increase the risk of other diseases or death. Currently recombinant EPO, or rEPO, is used to manage the anemia of dialysis, pre-dialysis and cancer patients. According to IMS Health Incorporated, rEPO generated $6.3 billion in the United States or U.S. revenues for 2009, of which we estimate that over one-half is attributable to use of rEPO in patients with chronic renal failure, and the remainder is attributable to other indications, primarily cancer patients. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Hematide is designed to be longer acting than currently marketed ESAs in the U.S. and therefore has the potential to offer both better care for patients and reduced cost and complexity for healthcare providers.

        We recently completed treatment and follow up of patients with anemia associated with chronic renal failure in the Phase 3 clinical program for Hematide and expect to report top-line results in the second quarter of 2010. Our Phase 3 clinical program included four open-label, randomized controlled clinical trials. Of these trials, two trials, called PEARL 1 and PEARL 2, were conducted in pre-dialysis patients and designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide. Analysis of efficacy and safety for all of the Phase 3 studies will be based on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint will be the mean change in hemoglobin from baseline. In addition, the assessment of safety will include a composite cardiovascular endpoint from a pooled safety database. To date, no ESA other than Hematide has been required to achieve this composite safety endpoint for initial regulatory approval.

        In February and June 2006, we entered into two agreements forming a collaboration to develop and commercialize Hematide with Takeda Pharmaceutical Company Limited, or Takeda, the largest pharmaceutical company in Japan. Under our collaboration, the companies will co-develop and co-commercialize Hematide in the U.S. Takeda also received an exclusive license to develop and commercialize Hematide outside of the U.S. Currently, Takeda bears 70% of third party expenses related to clinical development in pursuit of U.S. regulatory approval of Hematide, while we assume 30% of these expenses. In addition, third party expenses related to the commercialization of Hematide in the U.S. are equally shared by both parties and beginning in mid-2010, certain employee expenses related to commercialization will also be equally shared. Takeda will have primary responsibility and bear all costs for Hematide's clinical development in support of regulatory approval for all territories outside the U.S. Under the agreements, Takeda paid us upfront license fees of $122 million and purchased approximately $10 million of our preferred stock, which converted into common stock upon the completion of our initial public offering. In addition, we are eligible to receive from Takeda up to an aggregate of $345 million upon the successful achievement of clinical development and regulatory milestones, of which approximately $233 million relate to the renal program, including milestone payments upon completion of database lock of the Phase 3 clinical trials of $30 million for dialysis and pre-dialysis, $20 million milestone payments upon FDA acceptance of the submission of the NDA and $95 million of milestone payments upon approval by the FDA in dialysis and pre-dialysis indications. Further, we may receive from Takeda up to an aggregate of $150 million upon the achievement of certain worldwide annual net sales milestones. We and Takeda will share equally in the net profits and losses of Hematide in the U.S. Takeda will pay us royalties based on the annual net sales of Hematide outside the U.S.

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

        Anemia generally exists in men when the hemoglobin level in blood, which is a measure of red blood cells, is less than 12 g/dL, or the hematocrit, which is a ratio of the volume packed red blood cells to the volume of whole blood, is less than 36%, and in women when hemoglobin is less than 11 g/dL or hematocrit is less than 33%. The Food and Drug Administration, or FDA, the medical community and others have recently raised significant safety concerns relating to currently marketed ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. Some of these safety concerns relate to targeting and maintaining high hemoglobin levels for extended periods of time. The FDA recently required revised warnings, including black box warnings, be added to labels of currently marketed ESAs advising physicians to monitor hemoglobin levels and to use the lowest dose of ESA to increase the hemoglobin concentration to the lowest level sufficient to avoid the need for red blood cell transfusions. Black box warnings for currently marketed ESAs also note increased risk of death and serious cardiovascular events when administered to target higher hemoglobin levels. In January 2010, the FDA announced plans to convene a public advisory committee meeting to evaluate the use of ESAs in the treatment of anemia due to chronic kidney disease. We cannot predict what further action, if any, the FDA may take.

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

        Over time, chronic renal failure usually progresses to irreversible end-stage renal disease, the most severe stage of the disease. End-stage renal disease patients require either lifetime dependence on renal dialysis, a medical procedure in which blood is cleansed of impurities, or a kidney transplant. Patients with end-stage renal disease are nearly always moderately to severely anemic unless treated with an ESA like rEPO. According to the Centers for Medicare and Medicaid Services, or CMS, there are approximately 380,000 end-stage renal disease patients on dialysis in the U.S. served by approximately 5,000 dialysis facilities. Funding and reimbursement for this care are predominately through the Medicare End Stage Renal Disease Program. Currently, CMS generally reimburses ESAs at a rate of 106% of the average ESA sales price, or ASP. This allows the dialysis facilities to realize a profit on the purchase and administration of ESAs, which constitutes an important component of their economic viability. However, the 2008 Medicare Legislation replaces ASP plus 6% reimbursement with a new bundled payment system to be implemented commencing in January 2011. Although significant aspects of the bundled payment system have yet to be finalized, providers are expected to be reimbursed a fixed amount per patient treatment. We cannot guarantee that Hematide will be reimbursed by CMS in a method that will support physician adoption and depending upon the details of the bundled payment system that are ultimately implemented, may not be favorable to the entry of new ESAs such as Hematide. In fact, a capitated reimbursement payment methodology may create incentives for significantly lower utilization or dosing of ESAs, including Hematide, and reduce the commercial potential for Hematide. In August 2009, CMS announced that a meeting would be held in March 2010 to review the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease. Independent of any additional action the FDA may take, CMS may further decrease reimbursement coverage of ESA reducing the overall size of the market Hematide is expected to compete in at the time of launch.

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

        Anemia associated with Other Conditions.    We are developing Hematide in chronic renal failure only and not investigating Hematide's use in treating anemia due to other conditions, such as chemotherapy-induced anemia or anemia arising from the cancer itself.

  Current Therapy and Limitations

        According to IMS Health Incorporated, rEPO generated $6.3 billion in U.S. revenues for 2009, of which we estimate that over one-half is attributable to use of rEPO in patients with chronic renal failure, and the remainder is attributable to other indications, primarily cancer patients in the form of rEPO variants, have been used successfully to manage the anemia of dialysis, pre-dialysis and cancer patients. rEPOs are similar, but not necessarily identical, to a patient's naturally occurring EPO. Differences exist among rEPOs with regard to composition and structure. As a result, differences may also exist among rEPOs with regard to frequency of dosing, duration of effect and rate of rise in hemoglobin. Stability in the blood and circulating half-life, which measure the time it takes the compound to disappear from the blood, generally correlate with less frequent dosing. One of our objectives is to develop a product with a duration of effect that results in a well-controlled hemoglobin response while still allowing optimal dosing, ideally once every four weeks.

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

  Our Product Candidate: Hematide

        Hematide is a synthetic peptide-based ESA designed for less frequent dosing compared to currently marketed ESAs in the U.S. It is currently an investigational agent, and we expect to report data from the Phase 3 clinical program for anemia associated with chronic renal failure in the second quarter of 2010. Hematide is designed to be dosed once every four weeks, compared to recombinant products sold in the U.S. that are dosed either several times a week, every week to two weeks, or up to every three weeks for some patients.

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

        Our early clinical trials have shown similar positive effects on red blood cell formation when Hematide is given at comparable doses either intravenously or subcutaneously. These results suggest that Hematide may be similarly effective in humans when administered by either route. We believe it may be easier to use Hematide than some forms of rEPO, which often have different clinical effects when given subcutaneously versus intravenously. However, this observation needs further confirmation.

        In addition, based on stability data to date, we believe that Hematide could be stored at room temperature in the hands of the health care providers for limited durations after refrigerated distribution. Currently marketed ESAs in the U.S. require cold storage conditions throughout the distribution and storage process until administration to patients.

        Although Hematide has the erythropoietic activity characteristic of naturally occurring EPO, its amino acid sequence is unrelated to EPO, rEPO or any other known naturally-occurring erythropoietic protein. Because Hematide does not appear to display immunologic cross-reactivity to naturally-occurring EPO, we believe that Hematide will not cause PRCA. We have conducted pre-clinical studies which have demonstrated that Hematide can stimulate reticulocytes and elevate hemoglobin levels in an animal model of EPO antibody mediated PRCA. An ongoing Phase 2 clinical trial of Hematide in a small number of patients with PRCA has generally shown supportive results to date. These results suggest that Hematide is not neutralized by antibodies to rEPO and thus may be effective in rescuing patients that have developed PRCA.

        Based on early pre-clinical studies and clinical trials completed to date, we believe that the risk of developing antibodies to Hematide will be low, and we have observed that Hematide-induced antibodies do not appear to cross-react with rEPO and do not generally have any apparent effect on clinical response to the drug. However, we will continue to obtain data from our pre-clinical and clinical studies, including from our Phase 3 clinical trials for which top-line data is expected in the second quarter of 2010, and the results from these studies may differ from the results obtained in earlier in vivo studies or clinical trials.

  Hematide Development Program

        Currently, we are pursuing development of Hematide in patients with anemia due to chronic renal failure and have suspended our development efforts to treat chemotherapy-induced anemia.

        Over 900 patients have received Hematide in Phase 1 and 2 clinical trials completed to date. We believe the pharmacokinetics and pharmacodynamics of Hematide have been shown from these trials to be appropriate for extended dose intervals and desired drug activity. We anticipate that Hematide will be dosed once every four weeks in most chronic renal failure patients. Our Phase 1 and Phase 2 trials were not designed to establish sufficient safety or efficacy to obtain regulatory approval, and no observations from these trials should be taken as conclusive evidence of Hematide's safety and/or efficacy in any patient population. However, the data arising from those trials supported the advancement of Hematide to Phase 3 clinical trials.

        Pre-clinical and Toxicology Studies.    Pre-clinical studies have shown that Hematide, like EPO, acts through activation of the EPO receptor. Furthermore, pre-clinical in vivo studies have shown that the effects on erythropoiesis are very similar whether Hematide is given intravenously or subcutaneously. We have conducted repeat-dose pre-clinical toxicology studies lasting as long as nine months, and have incorporated single-dose and repeat-dose studies exploring administration by either intravenous or subcutaneous injection in a variety of models using doses up to several thousand times the estimated monthly clinical dose. The primary toxicology observed to date has been associated with the exaggerated red blood cell production seen at high and/or frequent doses, a result similar to that observed with the rEPO class of drugs. However, we are continuing to conduct pre-clinical studies in various models and the results from pre-clinical testing to date may not be predictive of results obtained in other in vivo studies or clinical trials.

  Chronic Renal Failure

  Current Phase 1 and Phase 2 Clinical Trials

        We and Takeda are currently conducting multiple Phase 1 and Phase 2 clinical trials of Hematide at sites in the U.S. and the European Union or E.U., in normal healthy volunteers, dialysis patients, pre-dialysis patients, peritoneal dialysis patients and patients with PRCA. Our current Phase 1 clinical trials are designed primarily to demonstrate bioavailability or bioequivalence of product concentrations and formulations. Our Phase 2 trials are designed to determine the safety, pharmacodynamics and pharmacokinetics of Hematide when administered to patients suffering from anemia.

        We recently completed treatment and follow up of patients in our roll-over Phase 2 clinical trials, which were conducted primarily to evaluate dosing and the long-term safety of Hematide. In patients on dialysis whose hemoglobin values have already been corrected by three times a week rEPO therapy, we sought to maintain hemoglobin values in the corrected range by administering Hematide once every four weeks. In trials involving pre-dialysis, we sought to correct patients' anemia as measured by increased hemoglobin values. Secondary endpoints of our clinical trials include frequency of red blood cell transfusions.

        Two ongoing Phase 2 clinical trials have been initiated that are intended to evaluate the use of Hematide to treat anemic patients in additional segments of the chronic renal failure patient population. One of the studies is focused on evaluating Hematide in patients undergoing peritoneal dialysis, a special form of dialysis that allows the process to be performed in the patient's home. The other trial will evaluate the conversion of Aranesp-treated chronic renal patients (on dialysis and not on dialysis) to once-monthly Hematide.

  Current Phase 3 Clinical Trials

        We recently completed treatment and follow up of patients with anemia associated with chronic renal failure in the Phase 3 clinical program for Hematide and expect to report top-line results in the second quarter of 2010. Our Phase 3 clinical program included four open-label, randomized controlled clinical trials. Of these trials, two trials, called PEARL 1 and PEARL 2, were conducted in pre-dialysis patients and designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide. Analysis of efficacy and safety for all of the Phase 3 studies will be based on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint will be the mean change in hemoglobin from baseline. In addition, the assessment of safety will include a composite cardiovascular endpoint from a pooled safety database. To date, no ESA other than Hematide has been required to achieve this composite safety endpoint for initial regulatory approval.

Manufacturing and Supply

        All of our current good manufacturing practices, or GMP, manufacturing is outsourced to third parties with oversight by our internal managers. We have limited non-GMP manufacturing capacity in-house. We rely on third party manufacturers to produce sufficient quantities of drug substance and product for use in clinical trials. We intend to continue this practice for any future clinical trials and large-scale commercialization of Hematide and for any other potential products for which we retain significant development and commercialization rights. All of our current product candidates are chemically synthesized and peptide-based.

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

        The table below sets out our material U.S. patents and their current anticipated expiry and a related description of related foreign patents as provided below:

U.S. Patents Assigned or Exclusively Licensed

Pat No.	Title	Expiry
5,270,170	Peptide Library and Screening Method	12/14/2010
5,338,665	Peptide Library and Screening Method	8/16/2012
5,427,908	Recombinant Library Screening Methods	6/27/2012
5,432,018	Peptide Library and Screening Method	7/11/2012
5,498,530	Peptide Library and Screening Method	8/16/2012
5,580,717	Recombinant Library Screening Methods	6/27/2012
5,723,286	Peptide Library and Screening Method	3/3/2015
5,723,584	Biotinylation of Peptides	3/3/2015
5,733,731	Peptide Library and Screening Method	8/16/2012
5,767,234	Peptides and Compounds that Bind the IL-1 Receptor	6/16/2015
5,773,569*	Compounds and Peptides that Bind to the Erythropoietin Receptor	6/30/2015
5,830,851*	Methods of Administering Peptides that Bind to the Erythropoietin Receptor	11/3/2015
5,874,239	Biotinylation of Peptides	7/30/2013
5,880,096	Peptides and Compounds that Bind the IL-1 Receptor	3/9/2016
5,932,433	Biotinylation of Peptides	7/30/2013
5,986,047*	Peptides that Bind to the Erythropoietin Receptor	11/19/2013
6,703,480	Peptide Dimers as Agonists of the Erythropoietin (EPO) Receptor and Associated Methods of Synthesis and Use	11/24/2019
6,716,811	Compounds having affinity for the granulocyte-colony stimulating factor receptor (G-CSFR) and associated uses	9/1/2020
7,084,245	Peptides that Bind to the Erythopoietin Receptor	5/12/2024
7,109,299	Peptides and Compounds that Bind to the IL-5 Receptor	12/16/2019
7,414,105	Peptides that Bind to the Erythopoietin Receptor	5/12/2024
7,459,522	Peptide Dimers as Agonists of the Erythropoietin (EPO) Receptor and Associated Methods of Synthesis and Use	11/24/2019
7,482,433	Peptides and Compounds that Bind to the IL-5 Receptor	12/16/2019
7,528,104	Peptides that Bind to the Erythopoietin Receptor	5/12/2024
7,550,433	Erythropoietin Receptor Peptide Formulations and Uses	6/2/2026
7,553,617	Peptide Library and Screening Method	3/3/2015

*
Patent subject to arbitration and related litigation with J&J, over ownership of intellectual property related to certain erythropoietin receptor, or EPO-R, agonists. See, "Legal Proceedings—J&J Intellectual Property Dispute".

        In addition to the U.S. patents listed above, we own or have exclusive licenses to corresponding foreign patents in various countries outside the U.S.; these foreign counterpart patents are substantially similar to their counterpart U.S. patents. The J&J arbitration includes the counterpart foreign patents corresponding to U.S. 5,773,569, U.S. 5,830,851, and U.S. 5,986,047. The foreign counterparts to the listed U.S. patents are scheduled to expire in various countries during the period 2010 to 2023.

  Third Party Intellectual Property

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

Research and Development Expenses

        We have made substantial investments in research and development. Research and development costs consist of salaries, stock-based compensation, employee benefits, license fees, laboratory supplies, costs associated with clinical trials, including amounts paid to clinical research organizations, other professional services and facility costs. Research and development expenses were $157.1 million, $137.5 million and $69.4 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Our Strategic Alliance

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

        We will share responsibility with Takeda for clinical development activities required for U.S. regulatory approval of Hematide. Specifically, we will have primary responsibility for Hematide's clinical development plan and clinical trials in the dialysis and pre-dialysis indications, while Takeda will have primary responsibility in the chemotherapy induced anemia and anemia of cancer indications to the extent any such indication is developed. Beginning January 1, 2007, Takeda was responsible for the first $50 million of third party expenses related to development in pursuit of U.S. regulatory approval of Hematide, which was fully utilized by both parties through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses while we have been responsible for 30% of the expenses. We retain responsibility for 100% of our internal development expenses. In addition, third party expenses related to the commercialization of Hematide in the U.S. are equally shared by both parties and beginning in mid-2010, certain employee expenses related to commercialization will also be equally shared. Takeda will have primary responsibility and bear all costs for Hematide's clinical development in support of regulatory approval for all territories outside the U.S.

        Under the June 2006 agreement, Takeda paid an upfront license fee of $105 million, and upon the successful achievement of clinical development and regulatory milestones, we are eligible to receive from Takeda up to an aggregate of $280 million across all indications, the majority of which relate to the renal program, including milestone payments upon completion of database lock of the Phase 3 clinical trials of $30 million for dialysis and pre-dialysis, $20 million milestone payments upon FDA acceptance of the submission of the new drug application, or NDA, and $95 million of milestone payments upon approval by the FDA in dialysis and pre-dialysis indications. Further, we may receive from Takeda up to an aggregate of $150 million upon the achievement of certain worldwide annual net sales milestones. We and Takeda will share equally in the net profits and losses of Hematide in the U.S., which include expenses related to the marketing and launch of Hematide. Takeda will pay us a variable royalty based on annual net sales of Hematide outside the U.S.

        We will own and have responsibility for U.S. NDAs in the dialysis, pre-dialysis, chemotherapy-induced anemia and anemia of cancer indications to the extent any such NDA is filed. Takeda will own and have responsibility for regulatory filings outside the U.S. Takeda will also be responsible for creating and maintaining a global safety database.

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

        With respect to existing third party license agreements relevant to Hematide, fees and milestones payments related to these existing third party licenses will be shared between us and Takeda as development expenses, provided that an upfront fee in the amount of $17.6 million to a third party licensor of certain technology related to Hematide paid in 2006 was the sole responsibility of us. For all territories outside the U.S., any royalty payments to a third party for a license will be borne solely by Takeda and other fees or payments will be borne by us and Takeda jointly.

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

  February 2006 Development and Commercialization Agreement with Takeda

        In February 2006, we entered into a collaboration with Takeda to develop and commercialize Hematide in Japan. Under our agreement, Takeda obtained the exclusive right to develop and commercialize Hematide in Japan for the treatment of anemia in patients with chronic renal failure and cancer, while we retained the rights to develop and commercialize Hematide in the rest of the world, either alone or with third party partners. Takeda has granted to us a fully paid, royalty-free, sublicenseable, non-exclusive license under its own related technology to develop and commercialize Hematide in the rest of the world.

        Takeda also obtained a right of first negotiation to any backup products for Hematide developed by us or our third party partners. Specifically, during the first ten years of the agreement, if we develop, or our third party partners develop within an Affymax collaboration, a product that advances to Phase 2 clinical trials and competes with Hematide in the renal or oncology indications, we are obligated to offer to Takeda the right to develop and commercialize such product in Japan before offering the product opportunity in Japan to any other third party.

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

        Pursuant to this agreement, Takeda has paid us approximately $37 million to date, consisting of $17 million in upfront licensing fees, approximately $10 million for the purchase of equity, and in January 2007, $10 million cash milestone payment for the completion of the first Phase 1 trial of Hematide in Japan. Upon Takeda's successful achievement of clinical development and regulatory milestones, we may receive from Takeda up to an additional total of $65 million across all indications, the majority of which relate to the renal program, together with royalties based on a percentage of the sales of Hematide in Japan.

        Under the agreement, each party will solely own all inventions made by such party alone, and will jointly own all inventions made by the parties jointly, including all intellectual property rights therein. Such solely-owned inventions and jointly-owned inventions will be subject to the cross-licenses between the parties for the development and commercialization of Hematide in each party's territory. We are obligated to maintain our third party license agreements that may contain technology that is the subject of the license to Takeda under this agreement.

        Each party will be responsible for the worldwide filing, prosecution and maintenance (including defense against third party opposition claims) of patents solely owned by such party and the filing, prosecution and maintenance of jointly-owned patents each in its own territory. The parties will share the responsibility for enforcing patents against third party infringement, and the allocation of responsibilities and sharing of recoveries will depend on where the claims arise, and which patents are involved. We have the first right, but not the obligation, to defend against patent infringement claims or bring patent opposition claims relating to Hematide in Japan, and Takeda has the backup right to do so. Neither party can settle any patent infringement claim without the prior consent of the other party, if the settlement will negatively affect the other party's rights.

        Each party is obligated to indemnify the other party for third party claims and losses resulting from the development and commercialization activities involving Hematide in its territory, a breach of its representations, warranties or obligations under the agreement, or its willful misconduct or negligent acts, except to the extent such losses are subject to the indemnification obligations of the other party.

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

  License, Manufacturing and Supply Agreement with Nektar

        In April 2004, we entered into a License, Manufacturing and Supply Agreement with Nektar Therapeutics AL Corporation or Nektar, under which we obtained from Nektar a worldwide, non-exclusive license, with limited rights to grant sublicenses, under certain intellectual property covering pegylation technology to manufacture, develop and commercialize Hematide. The license we obtained consists of a license under intellectual property owned by Nektar and a sublicense under intellectual property owned by Enzon Pharmaceuticals, Inc., or Enzon, licensed to Nektar pursuant to a cross-license agreement between Nektar, Inhale Therapeutic Systems, Inc. and Enzon.

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

        Under the agreement, we also engaged Nektar for the manufacture and supply of our requirements of bulk poly(ethylene) glycol reagent for the manufacture of Hematide. This relationship is managed by a managing committee formed by representatives from both us and Nektar. Nektar is obligated to engage a third party manufacturer in the event of Nektar's failure (as defined in the agreement) to supply reagent, but currently Nektar remains our sole-source of these reagents.

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

        According to IMS Health, rEPO generated $6.3 billion in U.S. revenues for 2009. In the, U.S., the leaders, PROCRIT, marketed by J&J, and Aranesp and EPOGEN, both marketed by Amgen, Inc, or Amgen, represented the entire market. Aranesp, introduced in 2001, has significant market share, particularly in the oncology market. Aranesp is approved for once-monthly dosing for treatment of anemia in pre-dialysis patients in Europe. In the U.S., Amgen reportedly is in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in pre-dialysis patients. In 2005, Amgen submitted a biologics license supplement to include a once-monthly dosing regimen for pre-dialysis patients in the label for Aranesp. In October 2006, the FDA responded to Amgen's filing with a request for additional clinical data for the once-monthly dosing regimen, including an additional clinical study.

        Roche has obtained regulatory approval to market and has launched a PEGylated ESA, called Mircera, in Europe. Mircera reportedly has greater plasma stability than any of the currently marketed products. PEG is a polymer that increases the time rEPO remains in the circulation and consequently can be dosed less frequently. Mircera has also obtained regulatory approval in the U.S., but as a result of Roche and Amgen's patent infringement litigation, Mircera has been found to infringe several U.S. patents owned by Amgen and has been enjoined from being sold in the U.S. until mid-2014 under the terms of a limited license. If Mircera enters the U.S. markets before Hematide or upon its entry, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide, because of its ability to be longer acting than currently marketed ESAs in the U.S. In addition to marketed ESAs, there are several ESA product candidates in various stages of active development, including small molecules, by potential competitors, including FibroGen, Inc., that may promote the production of naturally-occurring EPO in patients. In addition, Merck recently announced plans to develop its own version of EPO in yeast cells instead of mammalian cells which, if successful, may permit Merck to launch its product prior to the expiration of Amgen's U.S. patents.

        In addition, several biosimilar versions of short-acting rEPO have recently been launched or are expected to launch in Europe in the near term. Biosimilar EPOGEN products are generally not expected to enter the U.S. market until the expiration of Amgen's remaining U.S. EPO patent estate, which expire from 2012 to 2015.

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

        In the U.S., specific pre-clinical data, chemical data and a proposed clinical study protocol, as described above, must be submitted to the FDA as part of an Investigational New Drug application, or IND, which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase 1 trials may commence only after the IND application becomes effective. Prior regulatory approval for human healthy volunteer studies is also required in member states of the European Union, or E.U. Currently, in each member state of the E.U., following successful completion of Phase 1 trials, data are submitted in summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase 2 trials. The regulatory authorities in the E.U. typically have between one and three months in which to raise any objections to the proposed clinical trial, and they often have the right to extend this review period at their discretion. In the U.S., following completion of Phase 1 trials, further submissions to regulatory authorities are necessary in relation to Phase 2 and 3 trials to update the existing IND. Authorities may require additional data before allowing the trials to commence and could demand discontinuation of studies at any time if there are significant safety issues. In addition to regulatory review, a clinical trial involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body differ from country to country. In the U.S., for example, each clinical trial is conducted under the auspices of an Institutional Review Board at the institution at which the clinical trial is conducted. This board considers among other things, the design of the clinical trial, ethical factors, the safety of the human subjects and the possible liability risk for the institution. Equivalent rules apply in each member state of the E.U., where one or more independent ethics committees that typically operate similarly to an Institutional Review Board, will review the ethics of conducting the proposed research. Other authorities elsewhere in the world have slightly differing requirements involving both execution of clinical trials and import or export of pharmaceutical products. It is our responsibility to ensure that we conduct our business in accordance with the regulations of each relevant territory.

        Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the approval process. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. There can be no assurance that if clinical trials are completed, either we or our collaborative partners will submit applications for required authorizations to manufacture or market potential products, including a marketing authorization application or a

MAA, or that any such application will be reviewed and approved by appropriate regulatory authorities in a timely manner, if at all.

        In order to gain marketing approval, we must submit a dossier to the relevant authority for review, which is known in the U.S. as an NDA and in the E.U. as a MAA. The format is usually specified by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product and non-clinical and clinical data. The FDA undertakes such reviews for the U.S. In the E.U., there is, for many products, a choice of two different authorization routes: centralized and decentralized. Under the centralized route, one marketing authorization is granted for the entire E.U., while under the decentralized route a series of national marketing authorizations are granted. In the centralized system, applications are reviewed by members of the Committee for Medicinal Products for Human Use, on behalf of the EMEA. The EMEA will, based upon the review of the Committee for Medicinal Products for Human Use, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, we can choose to use the decentralized route, in which case the application will be reviewed by each member state's regulatory agency. If the regulatory agency grants the authorization, other member states' regulatory authorities are asked to "mutually recognize" the authorization granted by the first member state's regulatory agency. Approval can take several months to several years or be denied. The approval process can be affected by a number of factors. Additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. Regulatory authorities may conduct inspections of relevant facilities and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further, inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical trials are usually necessary to gain approval for additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect product marketability.

Employees

        As of December 31, 2009, we had 143 employees. We had 101 employees engaged in research and development, and our remaining employees are management or administrative staff. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

        We have a registration for the trademarks "Affymax" and "Affymax and logo" in the U.S. We have applied in the U.S. and certain other countries to register the trademark "Hematide".

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

Risks Related to Our Business

We are dependent on the success of Hematide. Hematide is a new chemical entity and currently our only product candidate. We cannot give any assurance that the Phase 3 clinical trials or the development program for Hematide will be successful or completed in a timely or effective manner. Our failure to adequately demonstrate the safety and effectiveness of Hematide will prevent us from receiving regulatory approval and would have a material and adverse impact on our business. Any failure of our Hematide clinical program or the timely and complete submission of our New Drug Application, or NDA, would severely harm our business.

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

        We recently completed treatment and follow up of patients with anemia associated with chronic renal failure in the Phase 3 clinical program for Hematide and expect to report top-line results in the second quarter of 2010. As previously disclosed, the completion of treatment of patients on Hematide in the Phase 3 clinical program was based on estimates of the rate of accrual of cardiovascular events. If our estimate of the event rate proves to be inaccurate, then we may not have accumulated sufficient events for the composite safety endpoint analysis to meet the pre-defined non-inferiority criteria, which could result in a possible failure of our clinical program. Even if the cardiovascular events accrued at the estimated rate, we could still fail to establish that Hematide is non-inferior to the comparator drugs upon analysis of the data from our Phase 3 clinical program. To date, no ESA other than Hematide has been required to achieve this composite safety endpoint for initial regulatory approval.

        Regardless of whether Hematide is determined to be non-inferior to the comparator drugs upon completion of the composite safety endpoint analysis, Hematide could still fail to establish that it is sufficiently safe for regulatory approval. In addition to clinical trials, which have yet to be completed, Hematide must undergo extensive pre-clinical studies, including carcinogenicity studies, as a condition to submission of an NDA and regulatory approval. As Hematide is the first ESA to undergo carcinogenicity studies, the regulatory requirements and standards for review remain uncertain and may increase the risk for regulatory approval. In addition, the results of the clinical trials and pre-clinical studies for Hematide and the submission of our NDA may be delayed or fail for many reasons, including:

  •
  safety issues, including serious adverse events associated with Hematide, and concerns surrounding use of ESAs generally;

  •
  difficulties arising from administration, data gathering and analysis of our large and complex Phase 3 clinical program for Hematide, which involves numerous third parties, approximately 2,600 patients and 400 sites in the U.S. and Europe, compliance with a variety of government regulations, and a number of significant new initiatives and processes for which we did not have any prior experience implementing, including the adjudication of cardiovascular events by an independent review committee;

  •
  regulators or institutional review boards may not authorize us to continue clinical trials or we may suspend or terminate such trials for various reasons, including exposure of the participating patients to unacceptable health risks or noncompliance with regulatory requirements;

  •
  our inability, or the inability of our collaborators or licensees, to manufacture or obtain from third parties materials of a quality or quantity sufficient to complete our pre-clinical studies, clinical trials or registration stability studies;

  •
  risks associated with non-inferiority trials, which are studies devised and statistically powered to show that the test drug is not inferior to the control drug;

  •
  risks associated with data integrity and difficulty in obtaining complete and accurate data on a timely basis which may result from our large and complex Phase 3 trial design whereby all patients end treatment in each trial in the same timeframe or for a variety of other reasons, including shortage of resources, failure to follow the clinical trial protocols, inadequate monitoring or training of sites, problems maintaining contact with patients after treatment or as a consequence of the open-label, non-inferiority design of the Phase 3 trials;

  •
  inadequate effectiveness or safety concerns arising from clinical trials or pre-clinical studies, including the carcinogenicity studies;

  •
  the failure of patients to complete clinical trials due to the length of our clinical program, side effects, dissatisfaction with Hematide or other reasons;

  •
  our lack of experience as an organization in preparing a complete and acceptable large NDA submission for Hematide that is expected to be submitted in electronic Common Technical Document (e-CTD) format, which will involve significant complexity and coordination with a number of third party contractors and our collaboration partner, Takeda;

  •
  governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; and

  •
  varying interpretation of data by FDA and similar foreign regulatory agencies.

        Patients participating in the trials may not live through completion of the trial or may suffer adverse medical effects unrelated to treatment with Hematide. The results from earlier pre-clinical testing and prior clinical trials may not be predictive of results obtained in other pre-clinical models, which we are continuing to conduct, or later and larger clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing promising results in earlier clinical trials. Even if top-line results from our Phase 3 clinical program appear to be favorable, further analysis or additional data may reveal that the results are not as favorable as originally analyzed for example, due to negative imbalances in safety events, which could give rise to safety concerns whether or not they are statistically significant. Our failure to adequately demonstrate the safety and effectiveness of Hematide will prevent us from receiving regulatory approval and will have a material adverse impact our business.

        It is possible that Hematide will not complete adequate clinical trials in any markets. We also do not know and are unable to predict whether the data arising from the clinical trials or the development program for Hematide will be satisfactory to the FDA and, if not, whether the FDA will require us to conduct additional studies or trials or alter the scope, size or design of such studies or trials, which could result in additional delays in bringing Hematide to market, if ever. Accordingly, we may not receive the regulatory approvals needed to market Hematide. Any failure or delay in completing any portion of the development program or submitting our NDA to the FDA would delay or foreclose commercialization of Hematide and severely harm our business and financial condition.

The Trial to Reduce Cardiovascular Endpoints with Aranesp Therapy, or TREAT, results heightens concerns surrounding safety of ESAs and increases the regulatory risk for Hematide as the class faces greater scrutiny. These concerns may limit the ability to develop and obtain regulatory approval for Hematide. The FDA recently announced that it anticipates convening an advisory committee meeting later in 2010 to re-evaluate the use of ESAs in the treatment of anemia in chronic kidney disease.

        In late 2009, Amgen Inc., or Amgen, announced the results of its large, randomized, double-blind, placebo-controlled Phase 3 study of patients with chronic kidney disease (CKD) (not requiring dialysis), anemia and type-2 diabetes (TREAT). In this study, treatment of anemia with Aranesp to a target hemoglobin of 13 g/dL, which is higher than the 10 g/dL - 12 g/dL range approved by the FDA in the current label, reportedly failed to show benefit compared to placebo with regard to composite of time to all-cause mortality or cardiovascular morbidity (including heart failure, heart attack, stroke, or hospitalization for myocardial ischemia) and a composite of time to all-cause mortality or chronic renal replacement. In addition, higher rates of stroke were reported amongst patients treated with Aranesp compared to the placebo group. Further, among a subgroup of patients with a history of cancer at baseline, a statistically significant increase in deaths from cancer was observed in the Aranesp treated patients compared to placebo treated patients. However, Aranesp treatment reportedly was associated with a statistically significant reduction in blood transfusions and a modest improvement in patient reported fatigue.

        In January 2010, FDA officials recently published an editorial in the New England Journal of Medicine entitled "Erythropoiesis-Stimulating Agents—Time for a Reevaluation" and announced that it anticipates convening a public advisory committee meeting later this year to evaluate the use of ESAs in the treatment of anemia due to chronic kidney disease. The editorial noted that a number of randomized trials, including TREAT, have attempted to show that using ESAs to raise hemoglobin concentrations to higher targets improves clinical outcomes but rather have suggested the opposite. Accordingly, the article indicates that more conservative hemoglobin targets (well below 12 g per deciliter), more frequent hemoglobin monitoring, and more cautious dosing, should be evaluated.

        In February 2010, the FDA announced that ESAs must be prescribed and used under a risk management program known as a risk evaluation and mitigation strategy (REMS) to ensure the safe use of these drugs. As part of the REMS, a medication guide explaining the risks and benefits of ESAs must be provided to all patients receiving ESAs for all indications. In addition, in the case of oncology use, the FDA required ESA manufacturers to implement training for hospitals and healthcare professionals and the signing of a patient informed consent acknowledging the risks of ESA use prior to treatment. As part of any REMS, the manufacturer has reporting and monitoring obligations to ensure compliance.

        The TREAT results and the FDA's recent actions, including plans to convene another advisory committee, represent additional challenges to the ESAs as a class and increases the uncertainty associated with Hematide's regulatory approval. Even prior to these recent events, for the last several years, the FDA, the medical community, and others have recently raised significant safety concerns relating to commercially available ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. These concerns have resulted in a number of negative actions affecting the market for ESAs particularly in oncology, including the following:

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

        The controversy surrounding ESAs and FDA concerns has, and may, further negatively affect Hematide, including the completion of the development program. These safety concerns may increase the risk of achieving regulatory approval or negatively affect the timing or costs associated with obtaining regulatory approval, including potential risk mitigation activities we may be required to complete either prior to or after product approval. We cannot predict the scope of the REMS we may ultimately be required to implement by the FDA and the impact on the use of Hematide. Even a small imbalance in safety events or unfavorable signal or trend against Hematide may increase the risk of approval by the FDA, as regulators are increasingly uncomfortable with the safety of the comparator ESAs. Any of these factors could significantly delay or negatively impact the commercialization of Hematide.

        Our clinical development program for Hematide may not lead to a commercial drug either because we fail to demonstrate that it is safe and effective in clinical trials and we therefore fail to obtain necessary approvals from the FDA and similar foreign regulatory agencies, or because we have inadequate financial or other resources to advance Hematide through development commercialization. Any failure to obtain approval of Hematide would have a material and adverse impact on our business as we would have to incur substantial expense and it would take a significant amount of time and resources to bring any future product candidate to market, if ever.

Even if Hematide receives approval by the FDA for treatment of chronic renal failure, the market opportunity for Hematide, may be significantly reduced as a result of the increasing controversy surrounding ESAs, TREAT and future actions by the FDA and CMS.

        Safety concerns have significantly reduced the market for ESAs in recent years. As the perception of the risks of ESA usage continues to increase with the controversy surrounding the recent TREAT results, the concerns are likely to further negatively impact the use of ESAs and the commercial potential of Hematide. The FDA has announced plans to convene an advisory committee to re-evaluate the use of ESAs in the treatment of anemia in chronic kidney disease. The FDA may further lower target hemoglobin levels and other actions that may limit the use of ESAs in chronic kidney disease potentially beyond pre-dialysis patients to dialysis as well. In additional to potential FDA action to limit use of ESAs, CMS is also holding a meeting in March to review the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease and may consider the results of the TREAT study. Any action by FDA to further restrict ESA use or decrease reimbursement coverage by CMS could have a materially negative impact on the size of the ESA market in the United States and reduce the overall size of the market Hematide is expected to compete in at the time of launch. Not only may a small imbalance in safety events or unfavorable signal or trend against Hematide increase FDA approval risk or the risk of Hematide obtaining reimbursement, but any negative perception of Hematide's safety relative to other ESAs could keep us from successfully commercializing Hematide.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future, which may require substantial additional financing. If we fail to obtain additional financing, we will be unable to complete the development and commercialization of Hematide and may need to cease operations. Even if we obtain additional financing, we may never achieve or sustain profitability.

        We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At December 31, 2009, we had an accumulated deficit of $374.9 million. Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to:

  •
  complete clinical development of Hematide;

  •
  prepare the submission of the NDA for Hematide;

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

        Even if we receive regulatory approval of Hematide, we must successfully commercialize Hematide before we can become profitable. We anticipate that it will be years before we can commercialize Hematide and we expect to incur substantial expenses associated with our commercialization efforts as well as share in those of Takeda's even prior to obtaining approval of Hematide as well as thereafter. Accordingly, we may never generate significant revenues and, even if we do generate revenues, we may never achieve or sustain profitability.

        Hematide will require extensive additional clinical evaluation, regulatory approval, significant marketing efforts and substantial investment before it can provide us or our partners with any revenue. If we or our partners are unable to develop and commercialize Hematide or even if we receive marketing approval for Hematide, sales revenue therefrom may be insufficient, and we may not achieve or sustain profitability, and we may be unable to continue our operations.

A portion of our investments consists of auction rate securities, or ARS, and the market for those securities has recently failed to provide liquidity, and if such illiquidity continues, may negatively impact our operations. Although we have received ARS rights from UBS AG, we may not be able to recover the value of our ARS under our settlement with UBS AG.

        Since mid-March 2008, the overall ARS market has continued to deteriorate and our ARS have failed in all but a single auction. Accordingly, we have recorded a $3.4 million net reduction of fair value of ARS through the year ended December 31, 2009. The decrease in fair value was deemed to be other-than-temporary and we recorded an impairment charge of $160,000 to other income (expense), net for the year ended December 31, 2009. As of December 31, 2009, the fair value of our ARS were $15.5 million. Our valuation analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in additional impairments in future periods. We may also be required to sell these investments at prices significantly below par or assessed fair value. There can be no assurance as to the timing of when, or if the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs. If we are unable to liquidate our ARS to obtain funds when needed we may be unable to fund our operations. We have entered into a settlement agreement with UBS AG relating to the failed auctions of our ARS through which UBS AG and its affiliates may provide us with additional funds based on these ARS. However, if we are unable to access the funds underlying or secured by these investments in a timely manner, we may need to find alternate sources of funding for certain of our operations, which may not be available on favorable terms, or at all, and our business could be adversely affected.

        In accepting the settlement offer from UBS AG relating to the failed auctions of our ARS, we agreed to give up certain rights and accept certain risks. Under this settlement, UBS AG issued us ARS Rights. The ARS Rights are not transferable and give us the option to require UBS to repurchase at par our ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS. As part of the settlement, UBS is also making available loans to eligible borrowers, potentially up to 75% of the fair value of the ARS as determined by UBS, which would be secured by the ARS. In December 2009, we obtained a loan from UBS Financial Services, Inc., an affiliate of UBS AG , of approximately $9.2 million, the full available amount. However, such funds may be required to be repaid by UBS upon demand and therefore, may be unavailable to support our operations if needed.

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

We have initiated binding arbitration and related litigation with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., and Ortho-McNeil Pharmaceutical, Inc., or collectively, J&J, over ownership of intellectual property related to certain erythropoietin receptor, or EPO-R, agonists. An adverse result in this binding arbitration or litigation, together with adverse results in subsequent litigation J&J may then bring, could prevent us from manufacturing or commercializing Hematide in a number of countries in accordance with our current plans or could limit our ability to license third parties to do so.

        We have initiated binding arbitration and related litigation with J&J over the ownership of a number of U.S. and international patents and patent applications related to certain EPO-R agonists, or the "intellectual property in dispute." We believe that we are the sole owner or co-owner of the intellectual property in dispute. J&J, on the other hand, alleges that it is the sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which we are currently named as sole owner that relate to specified peptide compounds. Although we believe our position in this dispute is meritorious and that we have substantial defenses to J&J's counterclaims, litigation is time consuming and expensive and the outcome is inherently uncertain. A number of outcomes in the dispute is possible, including, without limitation, the possibility that we lose or do not acquire specific patents and patent rights in the ESA field, J&J obtains or retains specific patents and patent rights in the ESA field or we become liable for damages, attorneys' fees and costs. Moreover, if the arbitration panel were to determine that J&J is the sole owner of one or more of the disputed patents, J&J may seek to assert such patents against us in the U.S., Europe and elsewhere.

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

        If the intellectual property in dispute is deemed broad enough to cover Hematide, then under the laws applicable to most relevant jurisdictions outside the U.S., a finding of joint ownership would permit us to manufacture and sell Hematide, but may not allow us to license third parties to do so. Because our strategy is to commercialize Hematide worldwide through our partnership with Takeda, a finding of joint ownership of the patents and applications in question could materially affect our business plans outside the U.S. Within the U.S., joint ownership of a patent gives each joint owner the right to license third parties, so even if the patents in question are held to be jointly owned by us and J&J, we do not believe we would be prevented from pursuing our partnership strategy for Hematide in the U.S. If the arbitration panel determines that J&J is the sole owner of one or more of the U.S. patents in dispute, J&J may seek to assert such patents against us in the U.S.

        Although J&J's ownership of J&J's European Patent Application is subject to the pending arbitration, a patent could be issued from this application to J&J by the European Patent Office in the near future. In the J&J arbitration proceeding, we have claimed that we should be a sole owner or at least a joint owner of this European application. If this patent issues, J&J could seek to enforce this patent against us in Europe. In many European countries, a patent cannot be asserted to stop clinical trials, but in some, a patent holder can seek to enjoin clinical trials. We are seeking to minimize the effect this might have on our development plans, but there can be no assurance that our clinical trial and manufacturing plans would not be delayed if a European patent issues to J&J.

        The outcome of any arbitration or litigation proceeding is inherently unpredictable. The claims and underlying facts at issue in this dispute are complex. Since we acquired assets from Affymax N.V. (a different company from us), documents and other evidence of which we are not currently aware may be uncovered that are adverse to our position. We have incurred significant expense in pursuing this matter to date, and because a final decision on the arbitration and related litigation may not be reached for years, we may continue to incur significant expenses for years. In addition, the efforts of our technical, legal and management personnel have been and will continue to be diverted as a result of this dispute.

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

        The dialysis market, which is one of the largest and most established markets that Hematide will attempt to penetrate, is highly concentrated, with two companies serving a significant majority of all dialysis patients on Medicare. In addition, dialysis clinics using ESAs could incur substantial expense in administration and training if they were to switch from current ESAs to Hematide. The concentration of customers for ESAs within the dialysis market may pose a risk to our ability to obtain revenues or favorable margins on Hematide, if approved. If we cannot come to agreements with one or more of the major companies operating dialysis clinics in the U.S. or, even if we do, we cannot do so on favorable terms or on a timely basis, the revenue opportunity of Hematide could be significantly reduced. In October 2006, Amgen, which markets the ESAs EPOGEN and Aranesp, and Fresenius Medical Care, or Fresenius, one of the two largest operators of dialysis clinics in the U.S., announced an agreement whereby Amgen would be the sole supplier of EPO products for Fresenius' dialysis business effective immediately through the end of 2011. We are not aware of the specific terms of the Amgen-Fresenius agreement, and cannot project how it may impact the commercial opportunity for Hematide if and when it is launched. However, agreements between operators of dialysis facilities and marketers of competing ESA products could potentially limit the market opportunity for Hematide, and adversely impact our ability to generate revenues.

        Currently, CMS reimburses healthcare providers for use of ESAs at a rate of average sales price plus a 6% margin to the provider, or ASP plus 6%. These reimbursement rates have been declining and have been subject to concerns over the uses that will be subject to future reimbursement. In addition, Congress has recently enacted legislation entitled "Medicare Improvements for Patients and Providers Act of 2008," or 2008 Medicare Legislation, that adopts a bundled payment system covering the cost of drugs, including ESAs, as well as dialysis services effective January 2011. Significant aspects of the 2008 Medicare Legislation and the details of the bundled payment system will be determined through additional rulemaking. We cannot be certain what reimbursement policies will be in effect at the time we seek to enter the chronic renal failure market or any other indication in the U.S., or the effect these policies may have on our ability to compete effectively, if we are ever successful in reaching the market.

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

        We anticipate that, if approved, Hematide would compete with EPOGEN and Aranesp, which are both marketed by Amgen, PROCRIT, which is marketed by Ortho Biotech Products, L.P. (a subsidiary of J&J), NeoRecormon and Mircera, which are currently marketed outside the U.S. by Roche. Aranesp is approved for once-monthly dosing for treatment of anemia in pre-dialysis patients in Europe. In the U.S., Amgen is reportedly in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in pre-dialysis patients. If Amgen is successful in obtaining approval for once-monthly dosing or our competitors' products are administered in practice on a less frequent basis than prescribed by their labels, the market for Hematide may be decreased. In addition, Roche's Mircera has recently launched in Europe. Mircera reportedly has greater plasma stability and is longer acting than any rEPO product that is currently on the market. As a result of the patent litigation between Roche and Amgen, Mircera has been found to infringe several U.S. patents owned by Amgen and has been enjoined from being sold in the U.S. until the expiration of these patents in mid-2014 under a limited license. If Mircera enters the U.S. market before Hematide or upon its entry, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide, because of its ability to be longer acting. In addition, Merck recently announced plans to develop its own version of EPO in yeast cells instead of mammalian cells which, if successful, may permit Merck to launch its product prior to the expiration of Amgen's U.S. patents.

Other potential competitors, including FibroGen, Inc. are developing small molecules designed to promote the production of greater levels of naturally-occurring EPO in patients. The introduction of biosimilars into the ESA market, or new market entrants, could also prove to be a significant threat to us as it could not only limit the market for Hematide, but could also drive down the price of ESAs.

        Most of these competitors have substantially greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Current marketers of ESAs also have the ability to bundle sales of existing ESA products with their other products, potentially disadvantaging Hematide, which we plan to sell on a stand-alone basis. Established pharmaceutical and large biotechnology companies may invest heavily to discover and develop novel compounds or drug delivery technology that could make Hematide obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through strategic partnerships with large and established companies. These third parties may compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Our competitors may succeed in obtaining patent or other intellectual property protection, receiving FDA approval, or discovering, developing and commercializing products before we do.

The U.S. market opportunity for Hematide may deteriorate significantly after the entry of biosimilars in the U.S.

        The remaining U.S. patents for epoetin alfa, a version of short-acting rEPO, expire from 2012 through 2015. Patents related to epoetin alfa expired in the European Union, or E.U., in 2004. Biosimilars of short-acting rEPO are currently being developed or sold in various markets outside the U.S., including the E.U. We expect that biosimilars, including rEPO, will be sold at a significant discount to existing branded products when they are launched in the U.S. and the E.U. The introduction of biosimilars into the ESA market could prove to be a significant threat to Hematide if they are able to demonstrate bioequivalence to existing ESAs. Biosimilars will constitute additional competition for Hematide and could drive its price and sales volume down, which may adversely affect our revenues.

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

  •
  a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or

  •
  a product candidate may not be accepted by patients, the medical community or third party payors.

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

        Market acceptance and sales of Hematide will depend on reimbursement policies and may be affected by future health care reform measures. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for Hematide. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, Hematide. We have not commenced efforts to have our Hematide reimbursed by government or third party payors. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize Hematide.

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

        As a result of these reimbursement and other legislative proposals and the trend towards managed health care in the U.S., third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide any coverage of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, major third party payors have begun to follow CMS's restrictive reimbursement policies, which has further decreased the market for ESAs. As a result, significant uncertainty exists as to whether and how much third party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

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

        CMS currently reimburses healthcare providers for use of ESAs at average selling price or ASP, plus 6%. However, the 2008 Medicare Legislation replaces ASP plus 6% reimbursement with a new bundled payment system to be implemented commencing in January 2011. Although significant aspects of the bundled payment system have yet to be established, providers are expected to be reimbursed a fixed amount per patient. We cannot guarantee that Hematide will be reimbursed by CMS in a method that will support physician adoption and depending upon the details of the bundled payment system that are ultimately implemented, may not be favorable to the entry of new ESAs such as Hematide. In fact, a capitated reimbursement payment methodology may create incentives for significantly lower utilization or dosing of ESAs, including Hematide, and reduce the commercial potential for Hematide.

We rely on third parties to conduct pre-clinical studies and clinical trials for Hematide, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain the necessary regulatory approvals.

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

        If these third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols or regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of Hematide.

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

        The Hematide manufacturing process is a complicated, time-consuming process. Manufacture of Hematide active pharmaceutical ingredient, or API, involves long lead times. We do not currently have the infrastructure or capability internally to manufacture the Hematide needed to conduct our clinical trials or to commercialize Hematide. We are and will continue to rely upon contract manufacturers to produce our clinical trial materials and in the future commercial supplies of Hematide. For the foreseeable future, we expect to continue to rely on contract manufacturers, partners and other third parties to produce sufficient quantities of Hematide for all our uses, including completion of our clinical trials and development program. If our contract manufacturers or other third parties fail to deliver materials for the manufacture of Hematide or Hematide itself for clinical use or for our registration stability studies on a timely basis, with sufficient quality and at commercially reasonable prices, and if we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or our planned NDA filing or otherwise discontinue development and production.

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

        We, Takeda, and our third party manufacturers are required to comply with applicable FDA manufacturing practice regulations. If there is any failure by us, Takeda or one of our third party manufacturers or suppliers to maintain compliance with these regulations, the production of Hematide could be interrupted, resulting in delays and additional costs. Additionally, our third party manufacturers must pass a pre-approval inspection before we can obtain regulatory approval for Hematide. If for any reason these third parties are unable or unwilling to perform under our agreements or enter into new agreements with us, we may not be able to locate alternative manufacturers or enter into favorable agreements with them in an expeditious manner. We could also experience manufacturing delays if our third party manufacturers, Takeda or suppliers give greater priority to the production of other products over Hematide. Any inability to acquire sufficient quantities of Hematide or components thereof in a timely manner from third parties could delay clinical trials or result in product shortages and prevent us from developing and commercializing Hematide in a cost-effective manner or on a timely basis. Further, our lack of experience providing reliable supply of product may deter health care providers and dialysis centers from selecting or otherwise switching to Hematide from our competitors' products.

The commercial success of Hematide depends in part on the development and marketing efforts of Takeda, over which we have limited control. If our collaborations are unsuccessful, our ability to develop and commercialize products through our collaborations, and to generate future revenue from the sale of these products, would be significantly reduced.

        Our dependence on Takeda for our global collaboration with Hematide and our other collaboration arrangements, subjects us to a number of risks. Our ability to develop and commercialize drugs that we develop with our collaboration partners depends on our collaboration partners' abilities to establish the safety and efficacy of Hematide, obtain and maintain regulatory approvals and achieve market acceptance of Hematide once commercialized. Under our collaboration with Takeda, we co-develop and co-commercialize Hematide in the U.S. Because we share responsibility with Takeda for clinical development activities in the U.S., the progress of the Hematide program is dependent on the efforts of Takeda of which we have no control. In fact, Takeda has taken responsibility for conducting several clinical trials so that any failure of Takeda to act in a timely manner may delay our ability to develop Hematide in accordance with our timelines. Takeda holds an exclusive license to develop and commercialize Hematide outside of the U.S. and any progress and commercial success in those territories is dependent solely on Takeda's efforts and commitment to the program. Takeda may delay, reduce or terminate development efforts relating to Hematide, independently develop products that compete with Hematide, or fail to commit sufficient resources to the marketing and distribution of Hematide. Competing products or programs, either developed by Takeda or to which our collaboration partners have rights or acquire in the future, may result in our partners' withdrawal of support for Hematide.

        In the event that Takeda fails to diligently develop or commercialize Hematide, we may have the right to terminate our partner's rights but we may choose not to as we will not receive any future revenue from Hematide or even if we do, we may not be able to find another partner requiring us to commercialize Hematide on our own, which is likely to result in significant additional expense and delay. Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of Takeda to complete its obligations under our collaboration agreements. If Takeda fails to perform in the manner we expect, our potential to develop and commercialize products Hematide and to generate future revenue would be significantly reduced. If a conflict of interest arises between us and Takeda, it may act in its own self-interest and not in the interest of our company or our stockholders. If Takeda were to breach or terminate the collaboration agreements with us or otherwise fail to perform its obligations thereunder in a timely manner, the pre-clinical or clinical development or commercialization of Hematide could be delayed or terminated.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

        Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of Hematide and any other product candidates we may pursue, their use and the methods used to manufacture them, as well as successfully defending these patents against third party challenges. Our ability to protect Hematide from unauthorized making, using, selling, offering to sell or importation by third parties is dependent upon the extent to which we have rights under valid and enforceable patents, or have trade secrets that cover these activities.

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

        Even if we are able to obtain issued patents, any patent may be challenged, invalidated, held unenforceable or circumvented. The existence of a patent will not necessarily protect us from competition or from claims of a third party that our products infringe their issued patents. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. The biotechnology patent situation outside the U.S. is even more uncertain. Competitors may successfully challenge our patents, produce similar drugs or products that do not infringe our patents, or produce drugs in countries where we have not applied for patent protection or that do not respect our patents. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our licensed patents, in our patents or in third party patents or applications therefor.

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

        Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Arlene Morris, our President and Chief Executive Officer, and Dr. Anne-Marie Duliege, our Chief Medical Officer. The loss of services of Ms. Morris, Dr. Duliege, or one or more of our other members of senior management could delay or prevent the successful completion of our development or the commercialization of Hematide.

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

        Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the drug approval process. We initiated our Phase 3 clinical trials for Hematide following extensive discussion with the FDA on the design of the program. Based on the nature of these discussions and guidance from the FDA in light of the current regulatory environment, we did not enter into a special protocol assessment, or SPA, with the FDA for our Phase 3 clinical trials for Hematide. Nonetheless, in some instances a SPA could provide more assurance that the design, clinical endpoints, and statistical end analyses resulting from these trials would be acceptable to the FDA to support regulatory approval. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

  •
  a drug candidate may not be deemed safe or effective;

  •
  FDA officials may not find the data from pre-clinical studies and clinical trials sufficient;

  •
  the FDA might not approve our or our third party manufacturer's processes or facilities; or

  •
  the FDA may change its approval policies or adopt new regulations.

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

        We use hazardous chemicals and radioactive and biological materials in our business and are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials. Although we believe our safety procedures for handling and disposing of these materials and waste products comply with these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages. We are uninsured for third party contamination injury.

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

        Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $11 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for the expenses or losses we may suffer. In addition, insurance coverage is becoming increasingly expensive, and in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Risks Related to the Ownership of Our Common Stock

The market price of our common stock has been highly volatile and is likely to remain highly volatile, and you may not be able to resell your shares at or above your purchase price.

        The trading price of our common stock has been highly volatile. For the 52 weeks ended February 28, 2010, the price ranged between a high of $25.64 per share and a low of $12.02 per share. Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

  •
  actual or anticipated results from, and any delays in, our clinical trials;

  •
  actual or anticipated changes in our capital resources and our ability to obtain financing and the terms thereof;

  •
  actual or anticipated actions taken by regulatory agencies with respect to ESAs generally or specifically as to Hematide;

  •
  new products or services introduced or announced by us or our collaboration partners, or our competitors, including Roche's Mircera, and the timing of these introductions or announcements;;

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

        As of February 15, 2010, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 34% of our voting stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

        The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We have in the past identified material weaknesses in the operation of our internal controls over financial reporting, as defined in Public Company Accounting Oversight Board Standard No. 5. Although we believe these material weaknesses have been fully remediated and none were identified as of December 31, 2009, we cannot assure you that material weaknesses will not be identified in future periods. There can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting in future periods. If we do experience a material weakness in future periods, then investor confidence, our stock price and our ability to obtain additional financing on favorable terms could be adversely affected.

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

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of transactions involving our common stock.

        In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). An ownership change could limit our ability to utilize our NOL and tax credit carryforwards for taxable years including or following such "ownership change." It is possible that transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. Limitations imposed on the ability to use NOLs and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than would otherwise be required if such limitations were not in effect and could cause such NOLs and tax credits to expire unused, in each case reducing or eliminating the benefit of such NOLs and tax credits. Similar rules and limitations may apply for state income tax purposes.

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

Item 3.    Legal Proceedings.

  J&J Intellectual Property Dispute

        We have initiated binding arbitration and related litigation with certain subsidiaries of Johnson & Johnson, or J&J, over ownership of intellectual property related to certain erythropoietin receptor, or EPO-R, agonists (ESA compounds capable of binding to and activating the EPO-R). This intellectual property is the subject of a number of U.S. and international patents and patent applications assigned to Affymax and/or J&J, including a U.S. patent currently assigned to J&J, several U.S. patents currently assigned to us and a European patent application currently assigned to J&J that may issue in the near future and relates to specified ESA peptide compounds ("J&J's European Patent Application"). See "Risk Factors—Risk Related to Our Business." In this section, we refer to the patents and patent applications subject to the arbitration collectively as the "intellectual property in dispute." We believe that we are the sole owner or co-owner of the intellectual property in dispute, including J&J's European Patent Application. J&J, on the other hand, alleges that they are the sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which we are currently named as sole owner that relate to specified peptide compounds.

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

        Under the R&D Agreement, J&J provided Affymax N.V. research funding and Affymax N.V. sought to discover compounds directed at the EPO receptor. The R&D Agreement provided for us to retain rights to our existing technology and identified as our technology our methodologies for creating peptide sequence "libraries," each of which contained billions of different peptide sequences, and methodologies that could be used to determine which if any of the peptide sequences contained in a library would bind to an identified receptor. The R&D Agreement further provided for any invention made by either party to be the property of the party making the invention and that joint inventions would be jointly owned.

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

        J&J, however, alleges that it invented the idea of searching peptide sequence libraries, such as Affymax N.V.'s libraries, to find peptides that bind to and activate the EPO-R, and that the Affymax N.V. scientists did not make inventive contributions when they discovered and identified the specific peptides that bind to and activate the EPO-R. J&J also alleges that it invented the idea of, and methodology for, dimerizing these peptides to make them more biologically active, and that it provided Affymax with reagents and control substances for use in research under the R&D Agreement, as well as instructions on how to use them. J&J further alleges that Affymax N.V. improperly removed the names of the J&J employees who had been identified as inventors on the parties' joint applications pending before the U.S. Patent and Trademark Office without notifying or consulting J&J. For these reasons, J&J claims that it should be granted sole ownership or joint ownership of the intellectual property in dispute.

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

Australian Patent Application AU04/203,690; U.S. Patent No. 5,773,569; U.S. Patent No. 5,830,851; U.S. Patent No. 5,986,047; European Patent No. EP 0 886,648; PCT Application No. PCT/US96/09810 (International Publication No. WO96/40749); U.S. Patent Application No. 08/155/940; U.S. Patent Application No. 08/484,631; U.S. Patent Application No. 08/484,635; U.S. Patent Application No. 08/827,570; U.S. Patent Application No. 08/451,550, U.S. Patent Application No. 08/479,992, U.S. Patent Application No. 08/827,573, U.S. Patent Application No. 09/155,158, U.S. Patent Application No. 10/156,934, U.S. Patent Application No. 10/465,167, and U.S. Patent Application No. 11/855,948.

        In November 1993, the Affymax Entities filed a U.S. patent application (U.S.S.N. 08/155,940), or the '940 application, identifying four of their scientists as inventors. In June 1995, the Affymax Entities filed U.S. Patent Application Nos. 08/484,631 and 08/484,635, or the '631 and '635 applications. These applications were continuation-in-part applications based on and claiming priority from the '940 application. They also included certain subject matter that J&J specifically requested be added. At the time of filing, the '631 and '635 applications listed certain J&J employees as inventors in addition to the Affymax scientists. Prior to filing the '940, '631, and '635 applications, the Affymax Entities provided J&J with drafts and/or copies of the applications or informed them of their intent to file them. On or about June 7, 1996, the Affymax Entities filed PCT Application No. PCT/US96/09810, which was based on and clamed priority from the '631 and '635 applications and has given rise to a European patent (EP 0 866 648), which has been assigned jointly to us and J&J. Beginning in 1995, the Affymax Entities and later we filed a series of other continuation and continuation-in-part applications (U.S. Patent Application Nos. 08/451,550, 08/479,992, 08/827,573, 09/155,158, 10/156,934, 10/465,167, and 11/855,948) claiming priority from earlier applications; these have been abandoned, except for U.S. Patent Application No. 11/855,948, which remains pending.

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

  Litigation and Arbitration Chronology

        On June 9, 2004, we filed a civil complaint in the Munich Regional Court in the Federal Republic of Germany against J&J alleging that we are an owner or co-owner of J&J's European Patent Application (European Patent Application EP96/918,317). In October 2005, J&J filed its response to our complaint, denying our claims of inventorship and ownership. In April 2006, we requested the court to dismiss the complaint so that the issues it raised could be resolved pursuant to the arbitration proceeding described below. The court has done so.

        On September 23, 2004, we filed a civil complaint in the U.S. District Court for the Northern District of Illinois, or the Illinois case, against J&J alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, and for unjust enrichment and constructive trust. The complaint alleges that the Affymax N.V. scientists are sole or co-inventors of the intellectual property in dispute, including the above-referenced J&J patents and patent applications, and that we are the sole or co-owner of them. The complaint also alleges that J&J breached the R&D Agreement by, among other things, engaging in a course of conduct designed to obtain patents for itself and to deny the Affymax Entities patents on the Affymax scientists' inventions. The complaint further alleges that we have suffered damages as a result of J&J's breaches and that J&J has been unjustly enriched through its misconduct and should be subject to the imposition of a constructive trust.

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

        On April 12, 2006, we filed a demand for arbitration with the AAA claiming that we are the owner or co-owner of the intellectual property in dispute and alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, for unjust enrichment and constructive trust, and for breach of fiduciary duty. On May 8, 2006, J&J filed its answer and counterclaims, substantially restating their allegations made in the U.S. and German courts. In April 2007, we filed an amended demand for arbitration. In June 2007, J&J filed an amended counterdemand. The AAA has appointed a panel of arbitrators, and the arbitration has commenced. The parties have conducted discovery. In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel. In July 2007, we filed an opposition to J&J's motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J could obtain limited discovery on Hematide, but that J&J could not obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning. The completion of the arbitration hearing and the decision are expected in the first half of 2010. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on us because of legal costs, diversion of management resources and other factors.

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

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Our Common Stock

        Our common stock has been traded on the NASDAQ Global Market under the symbol "AFFY" since December 15, 2006. As of February 28, 2010, there were approximately 111 holders of record of our common stock. The following table sets forth, for the periods indicated, the range of high and low closing sales prices of our common stock as quoted on the NASDAQ Global Market.

	High	Low
2009
4th Quarter	$25.43	$19.66
3rd Quarter	$24.99	$17.72
2nd Quarter	$19.01	$15.05
1st Quarter	$17.00	$10.10

	High	Low
2008
4th Quarter	$20.22	$9.03
3rd Quarter	$22.12	$15.38
2nd Quarter	$17.69	$13.35
1st Quarter	$22.99	$13.78

        The closing price for our common stock as reported by the NASDAQ Global Market on February 28, 2010 was $18.70 per share.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Use of Proceeds

        Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-136125) and a Registration Statement on Form S-1 filed pursuant to Rule 462(b) (File No. 333-139363) that were declared effective by the Securities and Exchange Commission on December 14, 2006. We registered 4,255,000 shares of our common stock for an aggregate offering price of $106,375,000, all of which were sold. After deducting expenses, we received net offering proceeds of approximately $96 million from our initial public offering. As of December 31, 2009, approximately $45.8 million of aggregate net proceeds from our initial public offering are maintained in investment accounts and we have used the remaining proceeds of approximately $50.3 million to fund our development of Hematide and other working capital and general corporate purposes, including the expansion of commercial capabilities.

        The foregoing represents our best estimate of our use of proceeds for the period indicated.

Recent Sales of Unregistered Securities

        Not applicable.

Issuer Purchases of Equity Securities

        We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2009.

Performance Graph(1)

        The following graph shows the total stockholder return of an investment of $100 in cash on December 15, 2006, the date our common stock first started trading on the NASDAQ Global Market, through December 31, 2009 for (i) our common stock, (ii) the Nasdaq Composite Index (U.S.) and (iii) the Nasdaq Biotechnology Index as of December 31, 2009. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN*
Among Affymax Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*
$100 invested on 12/15/06 in stock & 11/30/06 in index-including reinvestment of dividends.
Fiscal year ending December 31.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statements of Operations Data:
Collaboration revenue	$114,883	$82,162	$44,303	$11,688	$—
License and royalty revenue	16	689	33	38	74

Total revenue	114,899	82,851	44,336	11,726	74

Operating expenses:
Research and development	157,125	137,492	69,398	54,347	24,051
General and administrative	36,716	34,090	24,075	11,089	10,032

Total operating expenses	193,841	171,582	93,473	65,436	34,083

Loss from operations	(78,942)	(88,731)	(49,137)	(53,710)	(34,009)
Interest income	934	4,545	11,393	5,549	1,413
Interest expense	(105)	(609)	(14)	(84)	(29)
Other income (expense), net	171	(1,433)	46	(43)	49

Net loss before provision (benefit) for income taxes	(77,942)	(86,228)	(37,712)	(48,288)	(32,576)
Provision (benefit) for income taxes	(1,411)	282	5,357	—	—

Net loss	(76,531)	(86,510)	(43,069)	(48,288)	(32,576)
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	(815)	(597)

Net loss attributable to common stockholders	$(76,531)	$(86,510)	$(43,069)	$(49,103)	$(33,173)

Net loss per common share:
Basic and diluted(1)	$(4.06)	$(5.68)	$(2.88)	$(32.56)	$(101.65)

Weighted-average number of common shares used in computing basic and diluted net loss per loss common share	18,865	15,220	14,941	1,508	326

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$160,588	$94,719	$168,337	$224,292	$57,893
Receivable from Takeda	18,561	21,688	15,331	10,191	—
Long-term investments	7,978	22,945	15,655	6,133	—
Total assets	211,510	167,720	225,792	249,988	60,960
Capitalized lease obligations, net of current	—	—	8	140	310
Mandatorily redeemable convertible preferred stock	—	—	—	—	168,784
Accumulated deficit	(374,859)	(298,328)	(211,818)	(168,749)	(120,461)
Total stockholders' equity (deficit)	66,905	8,984	84,185	116,899	(113,691)

(1)
Please see Note 2 to the notes to our audited financial statements for an explanation of the method used to calculate the net loss per common share and the number of shares used in the computation of the per share amounts.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, Hematide™, is designed to treat anemia associated with chronic renal failure. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic renal failure, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may lead to chronic fatigue or increase the risk of other diseases or death. Currently recombinant EPO, or rEPO, is used to manage the anemia of dialysis, pre-dialysis and cancer patients. According to IMS Health Incorporated, rEPO generated $6.3 billion in U.S. revenues for 2009, of which we estimate that over one-half is attributable to use of rEPO in patients with chronic renal failure, and the remainder is attributable to other indications, primarily cancer patients. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Hematide is designed to be longer acting than currently marketed ESAs in the U.S. and therefore has the potential to offer both better care for patients and reduced cost and complexity for healthcare providers.

        We recently completed treatment and follow up of patients with anemia associated with chronic renal failure in the Phase 3 clinical program for Hematide and expect to report top-line results in the second quarter of 2010. Our Phase 3 clinical program includes four open-label, randomized controlled clinical trials. Of these trials, two trials, called PEARL 1 and PEARL 2, were conducted in pre-dialysis patients and designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide. Analysis of efficacy and safety for all of the Phase 3 studies will be based on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint will be the mean change in hemoglobin from baseline. In addition, the assessment of safety will include a composite cardiovascular endpoint from a pooled safety database. To date, no ESA other than Hematide has been required to achieve this composite safety endpoint for initial regulatory approval.

        In March 2009, we completed a private placement raising $41.6 million of net proceeds through the issuance of common stock and warrants exercisable for common stock. Under the terms of one of two purchase agreements, we sold 2,844,708 newly issued shares of our common stock at a purchase price of $11.25 per share. In the other purchase agreement, we sold 652,262 newly issued units at a purchase price of $15.33 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.65 of a share of common stock. The warrants are exercisable at $16.78 per share and expire in March 2014.

        In September 2009, we entered into a common stock purchase agreement, sometimes referred to as an equity line of credit arrangement, with Azimuth Opportunity Ltd. or Azimuth that provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $60.0 million worth of shares of our common stock over the 24-month term of the purchase agreement; provided, however, in no event may we sell under the purchase agreement more than such number of shares of common stock which is equal to one share less than 20% of our outstanding shares or 3,796,353 of common stock on the effective date of the purchase agreement, and provided, further, that in no event shall Azimuth be obligated to purchase under the purchase agreement any shares of our common stock which, when aggregated with all other shares of our common stock then owned beneficially by Azimuth, would result in the beneficial ownership by Azimuth of more than 9.9% of the then issued and outstanding shares of our common stock. The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the Azimuth draw down period on which shares are purchased, less a discount ranging from 3.75% to 5.75%, based on a minimum price of $8.00 as specified in the agreement. Upon each sale of our common stock to Azimuth, we have agreed to pay Reedland Capital Partners a placement fee equal to 1% of the aggregate dollar amount of common stock purchased by Azimuth. The term of the purchase agreement ends October 1, 2011. There have been no purchases by Azimuth under this agreement to date.

        In November 2009, we completed a public offering of 4,726,027 shares of our common stock, at a per share price of $18.25, which includes the full exercise of the underwriter's overallotment option of 616,438 shares. The net proceeds to us after deducting underwriting discounts and commissions and estimated offering expenses are approximately $80.6 million.

        To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and active pharmaceutical ingredient, or API, production, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. Since inception, we have incurred net losses and expect to incur substantial and increasing losses for the next several years in order to complete the development and commercialization of Hematide. As of December 31, 2009, we had an accumulated deficit of $374.9 million.

        We believe that the existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least 12 months. However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide. Our current view of the worldwide capital markets is that they are extremely volatile with limited accessibility, and many biotechnology companies have been limited or unsuccessful in obtaining funding in this environment. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital, in the form of equity or otherwise, depending upon market conditions relative to our need for funds at such time. Continuation of this market may significantly limit our ability to raise funds such that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development timelines, and funding may not be available to us on acceptable terms, or at all. Further, we have had to reduce our research capabilities and efforts, including the elimination of certain research programs, and even some activities related to the support of Hematide. If we are unable to raise additional funds when needed, we could be required to further delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing would be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

  Research and Development Expenses

        Research and development expenses consist of: (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct a substantial portion of our pre-clinical studies and all of our clinical trials; (ii) payments to contract manufacturing organizations, which produce our API; (iii) payments to consultants; (iv) license fees paid to third parties for use of their intellectual property; (v) employee-related expenses, which include salaries and related costs; and (vi) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies. All research and development expenses are expensed as incurred.

        The table below sets out our research and development expenses excluding stock-based compensation expenses by project since 2007 as a percentage of total research and development expenses for the applicable period. We commence tracking the costs for a project when we are working with another company or when the related prototype peptide demonstrates significant biological activity, typically in a cell-free assay, and merits substantial increase in the level of effort.

	Hematide	Other Research Programs	Total
2007	91%	9%	100%
2008	99%	1%	100%
2009	100%	0%	100%

        Under the worldwide agreement with Takeda Pharmaceutical Company Limited or Takeda, we and Takeda will co-develop and co-commercialize Hematide in the U.S. Beginning January 1, 2007, Takeda was responsible for the first $50 million of third party expenses related to development in pursuit of U.S. regulatory approval of Hematide, which was fully utilized by both parties through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses while we have been responsible for 30% of the expenses. We retain responsibility for 100% of our internal development expenses. In addition, third party expenses related to the commercialization of Hematide in the U.S. are equally shared by both parties and beginning in mid-2010, certain employee expenses related to commercialization will also be equally shared. Takeda will have primary responsibility and bear all costs for Hematide clinical development in support of regulatory approval for all territories outside the U.S.

        The process of conducting pre-clinical studies and clinical trials necessary to obtain Food and Drug Administration, or FDA, approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate's early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. While we are currently focused on developing Hematide, in the future we may develop additional product candidates internally and in-license product candidates, which will increase our research and development expenses in later periods.

  General and Administrative Expenses

        General and administrative or G&A expenses consist principally of salaries and related costs for personnel in executive, finance, accounting, business and commercial development, information technology, legal and human resources functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, auditing and tax services.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles or GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

  Collaboration Revenue

        We recognize revenue in accordance with the authoritative guidance, revenue recognition in financial statements. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in the authoritative guidance for revenue arrangements with multiple deliverables. Application of this guidance requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship. Effective January 2009, we adopted the provisions of the authoritative guidance for accounting for collaborative arrangements, which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. The adoption of this guidance did not have a significant impact on our financial statements.

        In February and June 2006, we entered into two separate collaboration agreements or the Arrangement with Takeda, which have been combined for accounting purposes due to their proximity of negotiation. We evaluated the multiple elements under the combined single arrangement in accordance with the provisions of the guidance for revenue arrangements with multiple deliverables. We determined the deliverables do not have value to the customer on a stand alone basis and we were unable to obtain verifiable objective evidence to determine the fair value of the undelivered elements. Accordingly, we concluded that there was a single unit of accounting.

        Effective January 1, 2008, we entered into an amendment to the Arrangement with Takeda. The amendment provides us the ability to opt-out of our obligation to participate on the joint steering committee and any related subcommittees at any time beginning January 1, 2011 without any other modifications. As a result, the obligation to participate in the joint steering committee and any related subcommittee is no longer indefinite. Accordingly, we determined that we can separate the performance obligations that occur over the development period from the performance obligations that will occur during the commercialization period. We do not expect the development period obligations to extend past January 1, 2011. As a result of the change in performance period from indefinite to approximately 4.5 years (i.e., the inception of the Arrangement to January 1, 2011), beginning on January 1, 2008, we recognize revenue during the development period using the Contingency-Adjusted Performance Model or CAPM. Under CAPM, revenue is eligible for recognition in the period the payment is earned under the Arrangement including amounts that are either received or due from

Takeda. Revenue initially recognized is based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment is earned in relation to the total projected development period, which is currently estimated to end on January 1, 2011. The remaining portion of the payment is then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement. Payments during the development period include amounts due for upfront license fees, milestone payments earned, purchases of active pharmaceutical ingredient or API and reimbursement of development and commercial expenses. During the quarter ended March 31, 2008, we recorded a cumulative effect adjustment totaling $1.4 million for the change of estimate which was recognized as additional revenue, as a result of now being able to estimate the period of performance. In the event our estimate of the development period were to extend past January 1, 2011, then the remaining deferred collaboration revenue would be recognized over a longer period. Through the period of the joint steering committee obligation, we expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods. Included in the reimbursable expense is the cost of API that we manufacture and supply to Takeda during the development period, which we will also supply during the commercialization period. A change in the estimated term of the development period could materially affect the amount of collaboration revenue recognized in future periods.

        Prior to January 2008, we were unable to determine the period of our performance obligations under the Arrangement as our required participation on the joint steering committee extended for as long as products subject to the collaboration with Takeda were being sold by either of the parties. Accordingly, the contractual term of our joint steering committee obligations was considered indefinite. As a result, revenue for the single unit of accounting was recorded on a proportional performance basis as long as the overall Arrangement was determined to be profitable during the years ended December 31, 2007 and 2006. We accounted for the Arrangement using a zero profit proportional performance model (i.e., revenue was recognized equal to direct costs incurred, but not in excess of cash received or receivable assuming that the overall Arrangement was expected to be profitable). We used an input based measure, specifically direct costs, to determine proportional performance because we believed that the inputs were representative of the value being conveyed to Takeda through the research and development activities and delivery of the API. We believed that using direct costs as the unit of measure of proportional performance also most closely reflected the level of effort related to our performance under the Arrangement. Direct costs were those costs that directly resulted in the culmination of an earnings process for which Takeda received a direct benefit. The nature of these costs were third party and internal costs associated with conducting clinical trial activities for dialysis and pre-dialysis indications, costs associated with the manufacturing of API and API stability testing, allocated payroll-related costs for representatives participating on the joint steering committee and sales and marketing costs during the co-commercialization period. Direct costs specifically excluded costs of a general and administrative nature, upfront payments to manufacturers unrelated to specific product manufactured such as reservation of capacity, cost for API not yet delivered to Takeda, travel and expense related costs, sales and marketing costs during the development period, any research and development costs not associated with Hematide, interest, depreciation and amortization expense. Revenue was recognized equal to direct costs incurred, but not in excess of cash received or receivable. Amounts resulting from payments received in advance of revenue recognized were recorded as deferred revenue until the earlier of (i) when we could meet the criteria for separate recognition of each element under the guidance for revenue arrangements with multiple deliverables or (ii) after we had fulfilled all of its contractual obligations under the Arrangement.

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

  License and Royalty Revenue

        Royalties are recognized as earned in accordance with contract terms, when third party results are reported and collectability is reasonably assured. Royalties received under agreements that were acquired by us in the 2001 spin out from GlaxoSmithKline or Glaxo are recorded net of the 50% that we are required to remit to Glaxo.

Clinical Trial Expense and Accruals

        We record expense for estimated clinical study external costs, which are a significant component of research and development or R&D expenses. These clinical trial costs were $90.0 million, $77.8 million and $26.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Clinical trials are administered by third party contract research organizations or CROs. CROs typically perform most of the total start-up activities for the trials, including document preparation, site identification pre-study visits, training as well as on-going program management. For the Phase 3 studies, which represent the vast majority of the clinical trial expense, the expense recorded is based on reporting received from CROs and internal analyses. We accrue costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is based on internal estimates of activities using patient enrollment and contractual or estimated rates. For the Phase 2 studies, the expense is activities-based such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred. For all studies, CRO reporting is reviewed by us for appropriateness.

        There is a significant degree of estimation involved in quantifying the clinical trial expenses. The complexity and magnitude of the activities and expenses can be significant and subject to frequent change during the studies, especially for our Phase 3 trials. The activities in our trials are performed globally, in many sites and countries, involving numerous CROs and third parties. If we do not receive complete and accurate information from the CRO or third parties on a timely basis or correctly estimate activity levels, we may have to record adjustments, including potentially significant additional R&D expenses, in subsequent periods.

        During the quarter ended June 30, 2008, we identified an overstatement of clinical trial expense and collaboration revenue of $1.3 million in the year ended December 31, 2007. As a result, clinical trial expense and collaboration revenue, which included reimbursement for these costs, included an out of period reduction of $1.3 million and $0.4 million, respectively, in the year ended December 31, 2008.

Stock-Based Compensation

        We currently use the Black-Scholes model to estimate the fair value of employee stock options and our employee stock purchase plan. Calculating the fair value of stock-based payment awards requires considerable judgment, including estimating stock price volatility, the amount of stock-based awards that are expected to be forfeited and the expected life of the stock-based payment awards. While fair value may be readily determinable for awards of stock or restricted stock units, or RSUs, market quotes are not available for long-term, non-transferable stock options because these instruments are not traded. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. We base our estimated expected option term and volatility on the realized volatilities of our peer companies. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. We review our valuation assumptions at each grant date, and, as a result, we are likely to change our valuation assumptions used to value stock-based awards granted in future periods. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under the authoritative guidance for share-based payments. There is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements.

        The authoritative guidance for share-based payments requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. The allocation of employee stock-based compensation costs to each operating expense line are estimated based on specific employee headcount information at each grant date and estimated stock option forfeiture rates and revised, if necessary, in future periods if actual employee headcount information or forfeitures differ materially from those estimates. In determining whether an award is expected to vest, we use an estimated forward-looking forfeiture rate. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. These estimates are revised in subsequent periods based upon changes in facts or circumstances that would affect our forfeiture rate. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different than what was recorded in the current period. For awards with a longer vesting period, the actual forfeiture rate and related expense may not be known for a longer period of time, which can result in more significant accounting adjustments once the awards are either vested or forfeited. As a result, the amount of employee stock-based compensation costs we recognize in each operating expense category in future periods may differ significantly from what we have recorded in the current period.

Valuation of Investments

        Investments are classified as available-for-sale and are carried at their fair market value based upon quoted market prices for these or similar instruments at the balance sheet date. Unrealized gains and losses are reported as a separate component of stockholders' equity until realized. The amortized cost of these securities is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization as well as realized gains and losses are included in interest income. We assess our investments for potential other-than-temporary impairment based on factors including the length of time and extent to which the fair value has been below our cost basis and the current financial condition of the investee. We do not intend to sell an impaired security and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis . If we conclude that an other-than-temporary impairment exists, we recognize an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest to other income (expense), net.

        Our investments, other than auction rate securities, or ARS, are classified within Level 1 or Level 2 of the fair value measurement guidance on a three-tier hierarchy because they are valued using quoted market prices in active markets, broker quotations or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Our investments in ARS are classified within

Level 3 of the fair value hierarchy because of the lack of observable inputs. As a result, we determined the value of these ARS at December 31, 2009 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization, credit risk and an illiquidity discount factor. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer's credit risk.

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

        Effective January 1, 2007, we adopted the authoritative guidance on accounting for uncertainty in income taxes, that prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. The cumulative effect of adopting this guidance resulted in no adjustment to our accumulated deficit as of January 1, 2007. We had $12.4 million, $11.8 million and $10.7 million of unrecognized tax benefits as of December 31, 2009, 2008 and 2007, respectively.

        As of December 31, 2009 and 2008, our liability for uncertain income tax positions was $9.4 million and $9.6 million, respectively, which was reflected as long-term income tax liabilities on our balance sheet. Our policy is to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. For the year ended December 31, 2009 and 2008, we recognized $702,000 and $596,000 of interest expense, respectively, related to the $9.4 million and $9.6 million liability for uncertain income tax positions as of December 31, 2009 and 2008, respectively. For the year ended December 31, 2007, no interest expense related to uncertain income tax positions was required or recognized. For the years ended December 31, 2009 and 2007, there were no penalties related to uncertain income tax positions. For the year ended December 31, 2008, $81,000 of penalties related to uncertain income tax positions were required and recognized. We do not anticipate that any of the unrecognized tax benefits will increase or decrease significantly over the next twelve months.

Results of Operations

Revenue

        Revenue and percentage changes as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2009	2008	2007	2009/2008	2008/2007
Collaboration revenue	$114,883	$82,162	$44,303	40%	85%
License and royalty revenue	16	689	33	(98)%	1,988%

Total revenues	$114,899	$82,851	$44,336	39%	87%

        We recognized $114.9 million and $82.2 million of collaboration revenue under CAPM for the years ended December 31, 2009 and 2008, respectively. The collaboration revenue for the year ended December 31, 2008 included a $1.4 million cumulative adjustment resulting from an amendment to the collaboration agreements with Takeda, as discussed in the notes to our audited financial statements and an out of period reduction of $0.4 million. Collaboration revenue under CAPM includes our expenses that are eligible for reimbursement from Takeda, net of Takeda's own eligible expenses. We recognized

$44.3 million of collaboration revenue under the zero profit proportional performance model for the year ended December 31, 2007. The increase in collaboration revenue in 2009 and 2008 was due to the growth in third party development expenses reimbursed by Takeda related to our Phase 3 clinical trials, which commenced in late 2007 and achieved full enrollment in late 2008 as well as the continued amortization of revenue under CAPM from expense reimbursements and milestones received from Takeda in prior periods. We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods. Based on our current estimate of the end of the development period, we expect the balance of deferred collaboration revenue as of December 31, 2009, to be fully recognized in fiscal 2010. In the event our estimate of the development period were to extend past January 1, 2011, then the remaining deferred collaboration revenue would be recognized over a longer period.

        We recognized $16,000, $689,000 and $33,000 of license and royalty revenue for the years ended December 31, 2009, 2008 and 2007, respectively. The license and royalty revenue in 2008 was due to payments received under a license agreement that we acquired in the 2001 spin out from Glaxo, net of the 50% that we are required to remit to Glaxo.

Research and Development Expenses

        R&D expenses and percentage changes as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2009	2008	2007	2009/2008	2008/2007
Research & development expenses	$157,125	$137,492	$69,398	14%	98%

        The increase in R&D expenses in 2009 and 2008 was primarily due to an increase of $18.4 million and $61.9 million, respectively, in clinical trial costs resulting from our Phase 3 clinical trials, which commenced in late 2007, achieved full enrollment in late 2008 and continued through the end of 2009. Further, the increase in R&D expense in 2008 of $5.0 million related to personnel costs resulting from increased headcount and stock-based compensation expenses. We expect R&D expenses to substantially decrease in 2010 due to the completion of the treatment and follow up of our Phase 3 clinical trials at the start of 2010 and would be partially offset by any additional research and clinical trials conducted to obtain additional data for Hematide.

General and Administrative Expenses

        G&A expenses and percentage changes as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2009	2008	2007	2009/2008	2008/2007
General & administrative expenses	$36,716	$34,090	$24,075	8%	42%

        The increase in G&A expenses in 2009 as compared to 2008 was primarily due to higher legal fees. The increase in G&A expenses in 2008 was primarily due to an increase of $8.0 million in legal and consulting fees and an increase of approximately $2.5 million in personnel costs resulting from higher headcount and stock-based compensation expenses. We expect to incur increasing general and administrative expenses in future periods to support our preparation for the New Drug Application or NDA for Hematide and expansion of commercial capabilities.

Interest Income (Expense), Net.

        Interest income (expense), net and percentage changes as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2009	2008	2007	2009/2008	2008/2007
Interest income (expense), net	$829	$3,936	$11,379	(79)%	(65)%

        The decrease in interest income, (expense) net, in 2009 as compared to 2008 and in 2008 as compared to 2007 was due primarily to lower levels of cash, cash equivalents and investments and lower interest rates during the year.

Other Income (Expense), Net.

        Other income (expense), net and percentage changes as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2009	2008	2007	2009/2008	2008/2007
Other income (expense), net	$171	$(1,433)	$46	112%	(3,215)%

        Other income (expense), net, for the year ended December 31, 2008 of $3.6 million includes the initial other-than-temporary impairment charge related to the decrease in fair value of our investments in ARS in comparison for the year ended December 31, 2009, which only reflects the subsequent adjustment to fair value. Based on projected cash usage and the potential need to sell the ARS prior to the resumption of successful auctions or other liquidity events, we deemed the impairment as other-than-temporary and recorded the charge for the year ended December 31, 2009 and 2008, respectively. The impairment charge was partially offset by a gain of $57,000 and $2.4 million in 2009 and 2008, respectively, related to the ARS Rights received from UBS.

Provision (Benefit) for Income Taxes

        Provision (benefit) for income taxes and percentage changes as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2009	2008	2007	2009/2008	2008/2007
Provision (benefit) for income taxes	$(1,411)	$282	$5,357	*	(95)%

*
Calculation not meaningful

        We are subject to federal and California state income tax. For the year ended December 31, 2009, we recorded a benefit for income taxes of $1.4 million. The tax benefit was for federal tax purposes, primarily the result of the Worker, Homeownership and Business Assistance Act of 2009 enacted in November 2009, which allowed us to carryback our 2008 net operating loss to 2007 and recover $1.3 million in alternative minimum taxes previously paid for the year ended December 31, 2007. We also recorded a $100,000 federal benefit related to refundable research and development credits available to us pursuant to a provision within the Housing Assistance Tax Act of 2008, which was signed into law in July 2008.

        For the year ended December 31, 2008, we recorded a provision for income taxes of $282,000 consisting of $107,000 of federal tax benefit and $389,000 of net California state income tax expense. The $107,000 of federal tax benefit was primarily due to refundable research and development credits available pursuant to a provision within the Housing Assistance Tax Act of 2008, which was signed into law in July 2008. The California state income tax expense of $389,000 was primarily related to an out of period reduction to our California research and development credits that was partially offset by additional California research and development credits that were identified.

        We recorded a provision for income taxes for the year ended December 31, 2007 of $5.4 million consisting of $15.4 million of current income taxes, net of a $10.0 million of deferred tax benefit. The current income taxes of $15.4 million resulted primarily from the inclusion in 2007 taxable income of $120.3 million of the upfront license fees received from Takeda during 2006 that, for tax purposes, were deferred in 2006 and recognized in 2007 and resulted in U.S. federal and state taxable income for the year ended December 31, 2007. The upfront license fees from Takeda were recorded as deferred revenue for financial reporting purposes and are being recognized as revenue over a period of approximately 4.5 years, as more fully described in the "Critical Accounting Policies and Significant Judgments and Estimates" section in this Annual Report on Form 10-K. The $10.0 million net deferred tax benefit, and the related net deferred tax asset as of December 31, 2007 in the same amount, were recorded to reflect our ability to carry back tax losses generated in 2008 and 2009 as a result of certain reversing tax deductible temporary differences from December 31, 2007.

        As of December 31, 2009 and 2008, we have a net deferred tax asset balance of $7.2 million each in consideration of the uncertainty in income taxes liability recorded for the same amount. We considered the following positive and negative factors in determining that it was more likely than not that the $ 7.2 million each, of net deferred tax asset as of December 31, 2009, and 2008 would be realized:

  •
  Net deductible temporary differences that were expected to reverse in 2009 and 2010.

  •
  There were no relevant tax strategies available that we would consider feasible.

  •
  Uncertainties, such as regulatory approval of Hematide and binding arbitration and litigation with certain subsidiaries of Johnson & Johnson, that if unfavorably resolved, would adversely affect our future operations.

        We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

Liquidity and Capital Resources

	Year Ended December 31,
	2009	2008
	(in thousands)
Cash, cash equivalents and short-term investments	$160,588	$94,719
Working capital	$57,018	$33,730
Long-term investments	$7,978	$22,945

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$(80,927)	$(62,631)	$(45,539)
Investing activities	$49,193	$(22,630)	$5,175
Financing activities	$132,984	$1,092	$1,038
Capital expenditures (included in investing activities above)	$(716)	$(3,778)	$(3,525)

        Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through December 31, 2009, we have received net proceeds of $258.8 million from the issuance of equity securities and $122 million of upfront license fees, a $10 million milestone payment and $174.5 million for the reimbursement of development and commercial expenses and purchase of API from our collaboration agreements with Takeda. Takeda was responsible for the first $50 million of third party expenses related to the development in pursuit of U.S. regulatory approval of Hematide, which was fully utilized by both parties through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses, while we have been responsible for 30% of the expenses. We retain responsibility for 100% of our internal development expenses. In addition, third party expenses related to the commercialization of Hematide in the U.S. are equally shared by both parties and beginning in mid-2010, certain employee expenses related to commercialization will also be equally shared.

        Net cash used in operating activities for the years ended December 31, 2009, 2008 and 2007 reflects net losses for the periods generated primarily by the development of Hematide. The increases in net losses reflects the trend of increasing expenses due to the timing of our Phase 3 trials, which commenced in late 2007, achieved full enrollment in late 2008 and continued through 2009. The net losses in all years were reduced in part by non-cash activities including stock-based compensation, realized gain and loss on investments and depreciation and amortization. The years ended December 31, 2009 and 2008 also reflect the benefit of increasing liabilities due to of the lag in payments relative to expense of our Phase 3 clinical trials for Hematide and an other-than-temporary impairment charge related to our investments in ARS. Net cash used in operations in all three years reflects the benefit of reimbursement received from Takeda for development and commercial expense and purchase of API by Takeda, which totaled $174.5 million, $94.3 million, and $23.7 million in the years ended December 31, 2009, 2008 and 2007, respectively. In addition, the year ended December 31, 2007 includes a $10 million milestone payment received by Takeda. We are eligible to receive additional clinical development and regulatory milestones from Takeda of approximately $233 million relating to the renal program, including milestone payments upon completion of database lock of the Phase 3 clinical trials of $30 million for dialysis and pre-dialysis, $20 million milestone payments upon FDA acceptance of the submission of the NDA and $95 million of milestone payments upon approval by the FDA in dialysis and pre-dialysis indications. Further, we may receive from Takeda up to an aggregate of $150 million upon the achievement of certain worldwide annual net sales milestones.

        Net cash used in investing activities for the year ended December 31, 2009 was a result of the net purchase of investments using the proceeds from financings during the year, whereas cash used in investing activities for the year ended 2008 was the result of investment of funds held in cash and cash equivalents at the end of 2007. Net cash provided by investing activities for the year ended December 31, 2007 was primarily related to maturities and sales of investments used in funding operations. All three years reflect the usage of cash in the purchase of capital expenditures.

        Net cash provided by financing activities for the year ended December 31, 2009 reflects the net proceeds from two financings during the year, specifically $41.6 million from the private placement in March 2009 and $80.6 million of net proceeds from a public offering in November 2009. The private placement also included warrants to purchase 423,971 shares of common stock at $16.78 that are exercisable and expire in March 2014. Each of the three years ended December 31, 2009, 2008 and 2007 include proceeds from issuance of common stock upon exercise of stock options and the purchase of common stock under our Employee Stock Purchase Plan.

        In addition to the financing activities noted above, in September 2009 we obtained an equity line of credit arrangement, with Azimuth that provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $60.0 million worth of shares of our common stock over the 24-month term of the purchase agreement. The term of the purchase agreement ends October 1, 2011. There have been no purchases by Azimuth under this agreement to date.

        As of December 31, 2009, we had $168.6 million in unrestricted cash, cash equivalents and short-term and long-term investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government, certificate of deposit, money market funds and ARS. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

        Included in our investments as of December 31, 2009 were ARS with a fair value totaling $15.5 million that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a closed end preferred issuance. The ARS held by us are rated A through AAA by a major credit rating agency. ARS are structured to provide liquidity by an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are significantly greater than one year. The overall ARS market deteriorated in early 2008, and the ARS held by us have failed in all but a single auction since mid-March 2008.

        We determined the fair value of our ARS at December 31, 2009 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer's credit risk. Our analysis resulted in a net decrease in fair value of ARS totaling $3.4 million as of December 31, 2009. The decrease in fair value was deemed to be other-than-temporary and was recorded as an impairment charge to other income (expense), net. We have the intent to sell the ARS and, more likely than not, we would be required to sell the ARS before anticipated recovery. Our analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in impairments in future periods.

        In November 2008, UBS AG issued us ARS Rights in connection with the $14.1 million of par value of ARS we own as of December 31, 2009. The ARS Rights are not transferable and give us the option to require UBS to repurchase, at par, our ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS. We determined the value of the ARS Rights was $2.3 million as of December 31, 2009 using a discounted cash flow analysis based on, among other things, the timing and likelihood of the recovery of the par value of the ARS from UBS. We recorded the fair value of the ARS Rights as an other current asset with a corresponding credit to other income (expense), net, partially offsetting the unrecognized losses incurred to date on the related ARS. We anticipate that future changes in the fair value of the ARS Rights will be offset by the changes in the fair value of related ARS with no material net impact to net loss. In connection with ARS rights, UBS made available loans to eligible borrowers. In December 2009, we obtained a loan from UBS Financial Services, Inc., an affiliate of UBS AG, of approximately $9.2 million, the full available amount. The loan is secured by the ARS and ARS Rights as collateral. The funds may be required to be repaid by UBS upon demand and therefore, may be unavailable to support our operations if needed. See Note 5—UBS Loan.

        Based on our expected cash usage and our balance of cash and other investments, we do not anticipate the current illiquidity of the ARS will affect our ability to operate our business as currently planned for at least 12 months. However, there can be no assurance as to the timing of when, or if the market for ARS will recover in a manner that will allow us to receive a return of some or all that UBS will repurchase our ARS of our principal or to meet our liquidity needs. Although our ARS continue to pay interest according to their stated terms, if the illiquidity continues, these investments may be subject to a further decline in value, which would require us to recognize additional impairments in future periods. We may also be required to sell these investments at prices significantly below par or assessed fair value. UBS AG may not be able to maintain the financial resources necessary to satisfy its obligations with respect to the ARS Rights in a timely manner or at all.

        We believe that the existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least 12 months. However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide. Our current view of the worldwide capital markets is that they are extremely volatile with limited accessibility, and many biotechnology companies have been limited or unsuccessful in obtaining funding in this environment. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital, in the form of equity or otherwise, depending upon market conditions relative to our need for funds at such time. Continuation of this market may significantly limit our ability to raise funds such that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development timelines, and funding may not be available to us on acceptable terms, or at all. Further, we have had to reduce our research capabilities and efforts, including the elimination of certain research programs, and even some activities related to the support of Hematide. If we are unable to raise additional funds when needed, we could be required to further delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing would be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

        Our future capital requirements will depend on many forward looking factors and are not limited to the following:

  •
  the initiation, progress, timing and completion of pre-clinical studies and clinical trials for Hematide;

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

Contractual Obligations and Significant Commitments

        Our future contractual obligations, including financing costs, at December 31, 2009 were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	13,785	2,667	5,798	5,320	—
Long-term income tax liability(1)	9,425	—	—	—	—
UBS loan(2)	9,192	9,192	—	—	—

Total fixed contractual obligations	$32,402	$11,859	$5,798	$5,320	$—

(1)
With respect our long-term income tax liability as of December 31, 2009, we were unable to make a reasonably reliable estimate of the period of cash settlement, if any, with the respective taxing authorities.

(2)
The loan with UBS is classified as short-term because we intend to repay it on June 30, 2010, the earliest date we may exercise our ARS Rights to require UBS to purchase the ARS that collateralize the loan. See Note 5—UBS Loan.

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

        Under the agreement, we also engaged Nektar for the manufacture and supply of our requirements of bulk poly(ethylene) glycol reagent for the manufacture of Hematide. This relationship is managed by a managing committee formed by representatives from both us and Nektar. Nektar is obligated to engage a third party manufacturer in the event of Nektar's failure (as defined in the agreement) to supply reagent. This agreement expires, on a country by country basis, upon the expiration of our royalty payment obligations. The agreement may be terminated by either party for the other party's material breach provided that such other party has been given a chance to cure such breach, or by Nektar for our challenge of the validity or enforceability of any patents licensed thereunder.

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

Recent Accounting Pronouncements

        In October 2009, the FASB issued ASU, No. 2009-13, multiple deliverable revenue arrangements. This update provides amendments to the criteria in ASC Topic 605, "Revenue Recognition," for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor-specific objective evidence or VSOE. if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. ASU No. 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the potential impact that the adoption of ASU No. 2009-13 will have on our financial statements.

Off-Balance Sheet Arrangements

        There were no significant off-balance sheet arrangements at December 31, 2009.

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

        As of December 31, 2009, we had fair value of ARS totaling $15.5 million that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a closed end preferred issuance. The ARS held by us are rated A through AAA by a major credit rating agency. Based on overall market liquidity concerns, we determined that there was a net decrease in fair value of ARS totaling $3.4 million as of December 31, 2009.

        In December 2009, we obtained a loan of $9.2 million under ARS rights from UBS. The loan bears interest at a rate that will not exceed the average rate of interest paid on the collateralized ARS such that the net interest cost to us will be zero. The weighted-average interest rate on the loan was 1.24% as of December 31, 2009.

        The table below presents the weighted-average interest rates and related carrying amounts of our investment portfolio as of December 31, 2009 and 2008:

	2009		2008
	Weighted-average Interest Rate	Carrying Amount	Weighted-average Interest Rate	Carrying Amount
		(in thousands)		(in thousands)
Cash equivalents	0.02%	$112,510	0.20%	$20,643
Short-term investments	1.02%	$35,292	2.30%	$70,673
Long-term investments	1.00%	$7,978	1.84%	$22,945

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

Item 8.    Financial Statements and Supplementary Data.

        Our financial statements and notes thereto appear on pages 54 to 82 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Affymax, Inc.

        We have audited the accompanying balance sheets of Affymax, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Affymax, Inc. for the year ended December 31, 2007, were audited by other auditors whose report dated March 12, 2008, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the change in the Company's manner in which it accounts for uncertainty in income taxes as discussed in Note 2 to those financial statements.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affymax, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Affymax, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, CA March 3, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affymax, Inc:

        In our opinion, the statements of operations, of stockholders' equity, and of cash flows for the year ended December 31, 2007 present fairly, in all material respects, the results of operations and cash flows of Affymax, Inc. for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Note 2 to the financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertainty in income taxes.

/s/ PricewaterhouseCoopers LLP
San Jose, CA March 12, 2008

AFFYMAX, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$125,296	$24,046
Restricted cash	11	11
Short-term investments	35,292	70,673
Receivable from Takeda	18,561	21,688
Income taxes receivable	1,443	2,665
Deferred tax assets	1,443	1,351
Prepaid expenses and other current assets	8,693	6,647

Total current assets	190,739	127,081
Property and equipment, net	5,469	6,952
Restricted cash	1,135	1,135
Long-term investments	7,978	22,945
Deferred tax assets, net of current	5,797	5,889
Other assets	392	3,718

Total assets	$211,510	$167,720

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$464	$614
Accrued liabilities	12,594	9,831
Accrued clinical trial expenses	39,499	27,806
Income taxes payable	—	163
Deferred revenue	71,972	54,930
UBS loan	9,192	—
Capitalized lease obligations, current	—	7

Total current liabilities	133,721	93,351
Deferred revenue, net of current	—	54,915
Long-term income tax liability	9,425	9,400
Other long-term liabilities	1,459	1,070

Total liabilities	144,605	158,736

Commitments and contingencies (Note 5)
Stockholders' equity
Common stock: $0.001 par value, 100,000,000 shares authorized; 23,869,095 and 15,304,419 shares issued and outstanding at December 31, 2009 and 2008, respectively	24	15
Additional paid-in capital	441,795	306,828
Deferred stock-based compensation	—	(4)
Accumulated deficit	(374,859)	(298,328)
Accumulated other comprehensive income (loss)	(55)	473

Total stockholders' equity	66,905	8,984

Total liabilities and stockholders' equity	$211,510	$167,720

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Collaboration revenue	$114,883	$82,162	$44,303
License and royalty revenue	16	689	33

Total revenue	114,899	82,851	44,336

Operating expenses
Research and development	157,125	137,492	69,398
General and administrative	36,716	34,090	24,075

Total operating expenses	193,841	171,582	93,473

Loss from operations	(78,942)	(88,731)	(49,137)
Interest income	934	4,545	11,393
Interest expense	(105)	(609)	(14)
Other income (expense), net	171	(1,433)	46

Net loss before provision (benefit) for income taxes	(77,942)	(86,228)	(37,712)
Provision (benefit) for income taxes	(1,411)	282	5,357

Net loss	(76,531)	(86,510)	(43,069)

Net loss per common share:
Basic and diluted	$(4.06)	$(5.68)	$(2.88)

Weighted-average number of common shares used in computing basic and diluted net loss per common share	18,865	15,220	14,941

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2006	14,878,304	$15	$285,771	$(94)	$(168,749)	$(44)	$116,899
Issuance of common stock upon exercise of stock options	213,454	—	507	—	—	—	507
Issuance of common stock related to the employee stock purchase plan	42,228		905				905
Deferred stock-based compensation	—	—	(445)	445	—	—	—
Amortization of deferred stock-based compensation	—	—	—	(413)	—	—	(413)
Employee stock-based compensation	—	—	7,082	—	—	—	7,082
Reversal of deferred stock-based compensation due to cancellations	—	—	(34)	34	—	—	—
Nonemployee stock-based compensation	—	—	159	—	—	—	159
Repurchase of common stock	(5,027)	—	(15)	—	—	—	(15)
Tax benefits related to employee stock-based compensation	—	—	2,135	—	—	—	2,135
Capitalized IPO costs	—	—	(30)	—	—	—	(30)
Components of other comprehensive loss:
Net loss	—	—	—	—	(43,069)	—	(43,069)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	25	25

Total comprehensive loss	—	—	—	—	—	—	(43,044)

Balance at December 31, 2007	15,128,959	$15	$296,035	$(28)	$(211,818)	$(19)	$84,185

AFFYMAX, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2007	15,128,959	$15	$296,035	$(28)	$(211,818)	$(19)	$84,185
Issuance of common stock upon exercise of stock options	104,287	—	360	—	—	—	360
Issuance of common stock related to the employee stock purchase plan	71,533		875				875
Deferred stock-based compensation	—	—	(402)	402	—	—	—
Amortization of deferred stock-based compensation	—	—	—	(379)	—	—	(379)
Employee stock-based compensation	—	—	9,291	—	—	—	9,291
Reversal of deferred stock-based compensation due to cancellations	—	—	(1)	1	—	—	—
Nonemployee stock-based compensation	—	—	671	—	—	—	671
Repurchase of common stock	(360)	—	(1)	—	—	—	(1)
Components of other comprehensive loss:
Net loss	—	—	—	—	(86,510)	—	(86,510)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	492	492

Total comprehensive loss	—	—	—	—	—	—	(86,018)

Balance at December 31, 2008	15,304,419	$15	$306,828	$(4)	$(298,328)	$473	$8,984

AFFYMAX, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2008	15,304,419	$15	$306,828	$(4)	$(298,328)	$473	$8,984
Issuance of common stock upon exercise of stock options	212,424	—	720	—	—	—	720
Issuance of common stock upon vesting of RSUs	56,395	—	—	—	—	—	—
Proceeds from common stock issued upon private placement, net of issuance costs	3,496,970	4	41,569	—	—	—	41,573
Proceeds from common stock issued upon public offering, net of issuance costs	4,726,027	5	80,585	—	—	—	80,590
Issuance of common stock related to the employee stock purchase plan	73,069	—	925	—	—	—	925
Deferred stock-based compensation	—	—	443	(443)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	447	—	—	447
Employee stock-based compensation	—	—	9,850	—	—	—	9,850
Nonemployee stock-based compensation	—	—	876	—	—	—	876
Repurchase of common stock	(209)	—	(1)	—	—	—	(1)
Components of other comprehensive loss:
Net loss	—	—	—	—	(76,531)	—	(76,531)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	(528)	(528)

Total comprehensive loss	—	—	—	—	—	—	(77,059)

Balance at December 31, 2009	23,869,095	$24	$441,795	$—	$(374,859)	$(55)	$66,905

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(76,531)	$(86,510)	$(43,069)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,116	1,294	1,067
Amortization of discount/premium on investments	49	302	(453)
Stock-based compensation expense	11,172	9,583	6,828
Deferred tax benefit	—	2,842	(10,082)
Tax benefits related to employee stock-based compensation	—	—	2,135
Gain on disposal of fixed assets	65	(20)	(28)
Other-than-temporary impairment on investments	160	3,749	—
Realized gain on auction rate securities	(419)	(112)	(45)
Realized loss on auction rate securities rights	62	—	—
Unrealized loss (gain) on auction rate securities rights	77	(2,414)	—
Changes in operating assets and liabilities:
Receivable from Takeda	3,127	(6,357)	(5,140)
Income taxes receivable	1,222	(2,665)	—
Prepaid expenses and other current assets	(2,046)	2,676	(4,747)
Other assets	3,326	(2,270)	(852)
Accounts payable	(150)	(8,734)	4,090
Accrued liabilities	2,772	6,322	(889)
Accrued clinical trial expenses	11,693	25,333	495
Income taxes payable	(163)	(576)	739
Deferred revenue	(37,873)	(5,554)	(5,422)
Long-term income tax liability	25	(34)	9,434
Other long-term liabilities	389	514	400

Net cash used in operating activities	(80,927)	(62,631)	(45,539)

Cash flows from investing activities
Purchases of property and equipment	(716)	(3,778)	(3,525)
Purchases of investments	(29,345)	(143,154)	(243,758)
Proceeds from sales of investments	2,068	44,335	140,751
Proceeds from maturities of investments	77,168	79,945	110,637
Proceeds from sale of property and equipment	18	22	30
Change in restricted cash	—	—	1,040

Net cash provided by (used in) investing activities	49,193	(22,630)	5,175

Cash flows from financing activities
Repurchases of common stock	(1)	(1)	(15)
Proceeds from issuance of common stock upon exercise of stock options, including early exercise of stock options	714	350	470
Proceeds from issuance of common stock under employee stock purchase plan	925	875	905
Proceeds from IPO, net of issuance costs	—	—	(30)
Proceeds from common stock issued upon private placement, net of issuance costs	41,569	—	—
Proceeds from common stock issued upon public offering, net of issuance costs	80,585	—	—
Proceeds from UBS loan	9,192	—	—
Principal payments under capital lease obligations	—	(132)	(292)

Net cash provided by financing activities	132,984	1,092	1,038

Net increase (decrease) in cash and cash equivalents	101,250	(84,169)	(39,326)
Cash and cash equivalents at beginning of the year	24,046	108,215	147,541

Cash and cash equivalents at end of the year	$125,296	$24,046	$108,215

Supplemental disclosures of cash flow information
Income taxes paid	$181	$1	$3,131
Interest paid	1	2	14
Noncash investing and financing activities
Change in unrealized loss on investments	(528)	492	25
Deferred stock-based compensation, net of cancellations	443	(403)	(479)

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company

        Affymax, Inc., a Delaware corporation, was incorporated on July 20, 2001. We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, Hematide™, is designed to treat anemia associated with chronic renal failure. Hematide is a synthetic peptide-based erythropoiesis stimulating agent or ESA, designed to stimulate production of red blood cells. We recently completed treatment and follow up of patients with anemia associated with chronic renal failure in the Phase 3 clinical program for Hematide and expect to report top-line results in the second quarter of 2010.

2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles or GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents are stated at cost, which approximates market value. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

        Restricted cash represents cash for certificates of deposit provided as credit guarantees and security for an irrevocable letter of credit related to the lease of office space.

Comprehensive Loss

        Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments. At each balance sheet date presented, our accumulated other comprehensive income (loss) consists solely of unrealized gains and losses on investments. Comprehensive loss for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net loss	$(76,531)	$(86,510)	$(43,069)
Decrease (increase) in unrealized gains (losses) on investments	(408)	(731)	70
Reclassification adjustment for (gains) losses on investments recognized in earnings	(120)	1,223	(45)

Comprehensive loss	$(77,059)	$(86,018)	$(43,044)

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Concentration of Risk and Uncertainties

        Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and investments. We deposit excess cash in accounts with three major financial institutions in the U.S. Deposits in these banks may exceed the amount of insurance provided on such deposits. We have not experienced any realized losses on our deposits of cash and cash equivalents. Although our guideline for investment of excess cash is designed to maintain safety and liquidity through our policies on diversification and investment maturity, as of December 31, 2009, we held fair value of investments in auction rate securities or ARS totaling $15.5 million that have failed in auctions.

        We have experienced significant operating losses since inception. At December 31, 2009, we had an accumulated deficit of $374.9 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from our collaboration agreements with Takeda Pharmaceutical Company Limited or Takeda and the sale of equity securities. We expect to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the development and commercialization of Hematide. There can be no assurance that such financing will be available or will be at terms acceptable to us.

        Our accounts receivable balance contains receivables in connection with our two separate collaboration agreements or the Arrangement with Takeda. We have not experienced any credit losses from our Arrangement with Takeda and none are expected. We do not require collateral on our receivable.

        We are currently developing our first product offering, Hematide, and have no products that have received regulatory approval. Hematide will require approval from the U.S. Food and Drug Administration or FDA and/or foreign regulatory agencies prior to commercial sales. There can be no assurance that Hematide will receive the necessary approvals. If we are denied such approvals or such approvals are delayed, it would have a material adverse effect on us. To achieve profitable operations, we must successfully develop, test, manufacture and commercialize Hematide. There can be no assurance that Hematide can be developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that Hematide will be successfully commercialized. These factors could have a material adverse effect on our future financial results.

        Further, some of our suppliers and manufacturing arrangements, including the provision of bulk poly(ethylene) glycol reagent for the manufacture of Hematide from Nektar Therapeutics AL, Corporation, or Nektar, are currently single-sourced, leaving us at greater risk of supply interruptions and potential delays.

Fair Value of Financial Instruments

        For financial instruments consisting of cash and cash equivalents, receivable from Takeda, accounts payable and accrued liabilities included in our financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for short-term and long-term investments, except our investments in ARS, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of lease obligations approximates fair value. The carrying amount of the loan with UBS approximates its fair value due to the loan's short-term nature.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Investments

        Investments are classified as available-for-sale and are carried at their fair market value based upon quoted market prices for these or similar instruments at the balance sheet date . Unrealized gains and losses are reported as a separate component of stockholders' equity until realized. The amortized cost of these securities is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization as well as realized gains and losses are included in interest income. We assess our investments for potential other-than-temporary impairment based on factors including the length of time and extent to which the fair market value has been below our cost basis, the current financial condition of the investee and our intent and ability to hold the investment for a sufficient period of time to allow for any anticipated recovery in market value. If we conclude that an other-than-temporary impairment exists, we recognize an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest to other income (expense), net.

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

Revenue Recognition

  Collaboration Revenue

        We recognize revenue in accordance with the authoritative guidance, revenue recognition in financial statements. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in the authoritative guidance for revenue arrangements with multiple deliverables. Application of this guidance requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship. Effective January 2009, we adopted the provisions of the authoritative guidance for accounting for collaborative arrangements, which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. The adoption of this guidance did not have a significant impact on our financial statements.

        We entered into two separate collaboration agreements or the Arrangement with Takeda, which have been combined for accounting purposes due to their proximity of negotiation. We evaluated the multiple elements under the combined single arrangement in accordance with the authoritative guidance for revenue recognition with multiple deliverables. We were unable to determine the stand-alone value of the delivered elements and obtain verifiable objective evidence to determine the fair

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

value of the undelivered elements. Accordingly, we concluded that there was a single unit of accounting.

        Effective January 1, 2008, we entered into an amendment to the Arrangement with Takeda. The amendment provides us the ability to opt-out of our obligation to participate on the joint steering committee and any related subcommittees at any time beginning January 1, 2011 without any other modifications. As a result, the obligation to participate in the joint steering committee and any related subcommittee is no longer indefinite. Accordingly, we determined that we can separate the performance obligations that occur over the development period from the performance obligations that will occur during the commercialization period. We do not expect the development period obligations to extend past January 1, 2011. As a result of the change in performance period from indefinite to approximately 4.5 years (i.e., the inception of the Arrangement to January 1, 2011), beginning on January 1, 2008, we recognize revenue using the Contingency-Adjusted Performance Model or CAPM. Under CAPM, revenue is eligible for recognition in the period the payment is earned under the Arrangement including amounts that are either received or due from Takeda. Revenue initially recognized is based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment is earned in relation to the total projected development period, which is currently estimated to end on January 1, 2011. The remaining portion of the payment is then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement. Payments during the development period include amounts due for upfront license fees, milestone payments earned, purchases of active pharmaceutical ingredient or API and reimbursement of development and commercial expenses. In the event our estimate of the development period were to extend past January 1, 2011, then the remaining deferred collaboration revenue would be recognized over a longer period. During the quarter ended March 31, 2008, we recorded a cumulative effect adjustment totaling $1.4 million for the change of estimate which was recognized as additional revenue, as a result of now being able to estimate the period of performance. Through the period of the joint steering committee obligation, we expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods. Included in the reimbursable expense is the cost of API that we manufacture and supply to Takeda during the development period, which we will also supply during the commercialization period. A change in the estimated term of the development period could materially affect the amount of collaboration revenue recognized in future periods.

        Prior to January 2008, we were unable to determine the period of our performance obligations under the Arrangement as our required participation on the joint steering committee extended for as long as products subject to the collaboration with Takeda were being sold by either of the parties. Accordingly, the contractual term of our joint steering committee obligations was considered indefinite. As a result, revenue for the single unit of accounting was recorded on a proportional performance basis as long as the overall Arrangement was determined to be profitable during the year ended December 31, 2007. We accounted for the Arrangement using a zero profit proportional performance model (i.e., revenue was recognized equal to direct costs incurred, but not in excess of cash received or receivable assuming that the overall Arrangement was expected to be profitable). We used an input-based measure, specifically direct costs, to determine proportional performance because we believed that the inputs were representative of the value being conveyed to Takeda through the research and development activities and delivery of the API. We believed that using direct costs as the unit of measure of proportional performance also most closely reflected the level of effort related to our

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

performance under the Arrangement. Direct costs were those costs that directly resulted in the culmination of an earnings process for which Takeda received a direct benefit. The nature of these costs were third party and internal costs associated with conducting clinical trial activities for dialysis and pre-dialysis indications, costs associated with the manufacturing of API and API stability testing, allocated payroll-related costs for representatives participating on the joint steering committee and sales and marketing costs during the co-commercialization period. Direct costs specifically excluded costs of a general and administrative nature, upfront payments to manufacturers unrelated to specific product manufactured such as reservation of capacity, cost for API not yet delivered to Takeda, travel and expense-related costs, sales and marketing costs during the development period, any research and development costs not associated with Hematide, interest, depreciation and amortization expense. Revenue was recognized equal to direct costs incurred, but not in excess of cash received or receivable. Amounts resulting from payments received in advance of revenue recognized were recorded as deferred revenue until the earlier of (i) when we could meet the criteria for separate recognition of each element under the guidance for revenue arrangements with multiple deliverables or (ii) after we had fulfilled all of its contractual obligations under the Arrangement.

        We were required to assess the profitability of the overall Arrangement on a periodic basis throughout the life of the Arrangement when events or circumstances indicated a potential change in facts. Profitability was defined as a net cash inflow resulting from the Arrangement over its life. Such assessment was based on estimates to determine the most likely outcome based on available facts and circumstances at each assessment date. The estimates included the consideration of factors such as the progress and timing of clinical trials, competitive ESAs in the market, drug-related serious adverse events and other safety issues in the clinical trials, pricing reimbursement in relevant markets and historical costs incurred compared to original estimates. When the periodic assessment or other events or circumstances indicated a loss would result from performance under the Arrangement, costs would continue to be recognized as they were incurred. However, revenue would be deferred until either: (i) the Arrangement became profitable, at which point revenue would continue to be recognized, or (ii) the end of the Arrangement.

  License and Royalty Revenue

        Royalties are recognized as earned in accordance with contract terms, when third party results are reported and collectability is reasonably assured. Royalties received under agreements that were acquired by us in the 2001 spin out from GlaxoSmithKline or Glaxo are recorded net of the 50% that we are required to remit to Glaxo.

Clinical Trial Expense and Accruals

        We record expense for estimated clinical study external costs, which are a significant component of research and development or R&D expenses. These clinical trial costs were $90.0 million, $77.8 million and $26.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Clinical trials are administered by third party contract research organizations or CROs. CROs typically perform most of the total start-up activities for the trials, including document preparation, site identification pre-study visits, training as well as on-going program management. For the Phase 3 studies, which represent the vast majority of the clinical trial expense, the expense recorded is based on reporting received from CROs and internal analyses. We accrue costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

based on internal estimates of activities using patient enrollment and contractual or estimated rates. For the Phase 2 studies, the expense is activities-based such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred. For all studies, CRO reporting is reviewed by us for appropriateness.

        There is a significant degree of estimation involved in quantifying the clinical trial expenses. The complexity and magnitude of the activities and expenses can be significant and subject to frequent change during the studies, especially for our Phase 3 trials. The activities in our trials are performed globally, in many sites and countries, involving numerous CROs and third parties. If we do not receive complete and accurate information from the CRO or third parties on a timely basis or correctly estimate activity levels, we may have to record adjustments, including potentially significant additional R&D expenses, in subsequent periods.

        Based on additional reporting by one of the CROs, we also recorded a change in estimate to decrease clinical trial expense by $0.7 million in the quarter ended June 30, 2008.

Segment Information

        We operate in one business segment, which encompasses all the geographical regions. Collaboration revenue recognized was from Japan related to the Arrangement. License and royalty revenue was primarily from the U.S. Management uses one measurement of profitability and does not segregate our business for internal reporting.

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

        Effective January 1, 2007, we adopted the authoritative guidance on accounting for uncertainty in income taxes, which prescribes a comprehensive model for how we should recognize, measure, present and disclose in our financial statements for uncertain tax positions that we have taken or expect to take on a tax return. The cumulative effect of adopting the guidance on accounting for uncertainty in income taxes resulted in no adjustment to retained earnings as of January 1, 2007.

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

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Numerator:
Net loss	$(76,531)	$(86,510)	$(43,069)

Denominator:
Weighted-average common shares outstanding	18,866	15,223	14,957
Less: Weighted-average unvested common shares subject to repurchase	(1)	(3)	(16)

Weighted-average number of common shares used in computing basic and diluted net loss per common share	18,865	15,220	14,941

Basic and diluted net loss per common share	$(4.06)	$(5.68)	$(2.88)

        The following were excluded from the computation of diluted net loss per common share for the years presented because including them would have an antidilutive effect (in thousands):

	Year Ended December 31,
	2009	2008	2007
Options to purchase common stock	2,430	2,130	2,099
Common stock subject to repurchase	—	2	8
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	16	13	10
Restricted stock units	107	189	31
Warrant to purchase common stock	426	2	2

Stock-Based Compensation

        We account for equity instruments issued to employees and directors under the authoritative guidance for share-based payments.

        We account for equity instruments issued to nonemployees in accordance with the authoritative guidance for equity-based payments to nonemployees, using a fair value approach. The equity instruments, consisting of stock options, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.

Reclassifications and Adjustments

        Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. We separated the line item "proceeds from sales and maturities of investments" into two line items "proceeds from sales of investments" and "proceeds from maturities of investments" in the statement of cash flows. This reclassification did not change previously reported net loss, total assets, stockholders' equity, or cash provided by or used by investing activities.

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

        During the quarter ended December 31, 2008, we identified an understatement of our provision for income taxes of $0.7 million in the year ended December 31, 2007. As a result, our provision for income taxes included an out of period increase of $0.7 million in the year ended December 31, 2008. The understatement was immaterial to the financial statements for the year ended December 31, 2007 and therefore were corrected in the fourth quarter of 2008.

Recent Accounting Pronouncements

        In October 2009, the FASB issued ASU, No. 2009-13, multiple deliverable revenue arrangements. This update provides amendments to the criteria in ASC Topic 605, "Revenue Recognition," for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor-specific objective evidence or VSOE. if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. ASU No. 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the potential impact that the adoption of ASU No. 2009-13 will have on our financial statements.

Subsequent Events

        In June 2009, the FASB established general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. We have evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Balance Sheet Components

Property and Equipment, Net

        Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Leasehold improvements	$1,804	$1,448
Equipment	8,499	7,632
Construction in progress	152	1,888
Software	2,280	1,342

	12,735	12,310
Less: Accumulated depreciation and amortization	(7,266)	(5,358)

	$5,469	$6,952

        Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $2.1 million, $1.3 million and $1.1 million, respectively.

        We have leased certain assets under capital leases having terms up to 3 years. The capital lease arrangement expired in February 2009. Assets held by us at December 31, 2009 and 2008 under such lease arrangements are included in property and equipment on the balance sheets as follows (in thousands):

	December 31,
	2009	2008
Equipment	$961	$961
Less: Accumulated depreciation and amortization	(961)	(954)

	$—	$7

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Payroll-related expenses	$5,720	$5,224
Legal expenses	1,280	937
Research and development related costs	5,067	2,065
Other	527	1,605

	$12,594	$9,831

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Investments

        The following is a summary of our available-for-sale marketable securities (in thousands):

	As of December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$3,714	$—	$—	$—	$3,714
Government securities	20,006	3	—	—	20,009
Auction rate securities	14,125	—	—	(2,556)	11,569

Total short-term investments	$37,845	$3	$—	$(2,556)	$35,292

Long-term investments:
Government securities	$4,059	$—	$(58)	$—	$4,001
Auction rate securities	4,800	—	—	(823)	3,977

Total long-term investments	$8,859	$—	$(58)	$(823)	$7,978

	As of December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Corporate securities	$3,500	$—	$(5)	$—	$3,495
Certificates of deposit	1,499	3	—	—	1,502
Government securities	65,261	418	(3)	—	65,676

Total short-term investments	$70,260	$421	$(8)	$—	$70,673

Long-term investments:
Government securities	$5,273	$60	$—	$—	$5,333
Auction rate securities	21,250	—	—	(3,638)	17,612

Total long-term investments	$26,523	$60	$—	$(3,638)	$22,945

        At December 31, 2009, the investments bear interest at rates between 0.0% and 2.6% per annum. The investments, other than ARS, mature between January 2010 and December 2011. ARS are structured to provide liquidity by an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days. The student loan ARS have final maturity dates through 2045 while the closed end preferred ARS have no final maturity date.

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

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

  •
  Level 2—inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

  •
  Level 3—unobservable inputs in which there is little or no market data, which would require us to develop its own assumptions.

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

        ARS are structured to provide liquidity by an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are generally greater than one year. Through mid-February 2008, every auction reset date of the ARS held by us was successful. In mid-February, overall market liquidity concerns resulted in the failure of a majority of the auctions in the ARS markets. In the following month, approximately one-fifth of the auctions for ARS held by us were successful. Since mid-March 2008, the overall ARS markets have continued to deteriorate and the ARS held by us have failed in all but a single successful auction. During this period through December 31, 2009, the par value of our ARS holdings decreased by $10.9 million to $18.9 million primarily due to redemptions at par value by the issuers. Our sales or redemptions of ARS through December 31, 2009 have not resulted in any loss of principal, except for a $62,000 loss of par value upon acceptance of a tender offer below market. The majority of the ARS held by us continue to pay interest, most recently in a range of approximately 1-3%, though certain student loan issuances are temporarily at a zero coupon rate due to the particular interest provisions of the issuances. As of December 31, 2009, our $18.9 million of par value of ARS were comprised of $16.3 million of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a $2.6 million closed end preferred issuance. The ARS held by us are rated A through AAA by a major credit rating agency.

        As a result of the continued auction market failures, quoted prices in active markets are not available. Due to the lack of observable inputs, we determined the fair value of our ARS at December 31, 2009 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer's credit risk. The analysis is based on dynamic market conditions and changes in our assumptions could lead to a significant change in determined value. Our analysis resulted in net decreases in fair value of ARS totaling $160,000 and $3.7 million in the years ended December 31, 2009 and 2008, respectively, that were deemed to be other-than-temporary and were recorded as impairment charges to other income (expense), net. We do not intend to sell an impaired security and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. Upon sale or redemption, the other-than-impairment charges were reversed to the extent that the

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

proceeds from the sale or redemption exceeded the fair value of the ARS. We reversed other-than-temporary impairment charges of $419,000 and $111,000 during the year ended December 31, 2009 and 2008, respectively.

        As a result of a settlement between various regulatory agencies, including the SEC, and UBS entities relating to sales and marketing practices of ARS, in October 2008, we received an offer from UBS AG of Series C-2 ARS Rights or ARS Rights in connection with the $14.1 million of par value of ARS as of December 31, 2009 that were purchased through UBS. In November 2008, we accepted the terms of the ARS Rights and delivered the required legal release of claims against the UBS entities. These ARS Rights give us the option to require UBS to repurchase, at par, the ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS. In connection with the ARS Rights, UBS also offered, through UBS Financial Services, Inc., an affiliate of UBS AG, a loan facility that allows draws of up to 75% of the stated value of our ARS portfolio, as determined by UBS Financial Services, Inc. In December 2009, we obtained a loan of approximately $9.2 million, the full amount available amount under the loan. See Note 5—UBS Loan. The loan is secured by the ARS and ARS Rights as collateral. The funds may be required to be repaid by UBS upon demand.

        We determined that the ARS Rights do not meet the definition of a derivative security as described in the authoritative guidance for accounting for derivative instruments and hedging activities because the ARS Rights are non-transferrable, and we must tender the related ARS to receive the cash settlement. Therefore, we elected to measure the ARS Rights separately under the authoritative guidance pertaining to the fair value option for financial assets and financial liabilities in order to partially offset the changes in the fair value of the ARS to the ARS Rights. We did not elect to adopt the guidance for the fair value option for financial assets and financial liabilities to measure financial instruments, except for the ARS Rights. We determine the fair value of our ARS Rights using a discounted cash flow analysis based on, among other things, the timing and likelihood of the recovery of the par value of the ARS from UBS. Our analysis resulted in net increases in the fair value of our ARS Rights of $57,000 and $2.4 million during the years ended December 31, 2009 and 2008, respectively, and were recorded as an other current asset with a corresponding credit to other income (expense), net. Upon sale or redemption of the related ARS, the fair value of our ARS Rights were decreased by $134,000 during the year ended December 31, 2009 and were recorded as a charge to other income (expense), net.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        The following table presents our investments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of December 31, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$112,510	$102,216	$10,294	$—

Short-term investments:
Certificates of deposit	$3,714	$—	$3,714	$—
Government securities	20,009	—	20,009	—
Auction rate securities	11,569	—	—	11,569

Total short-term investments	$35,292	$—	$23,723	$11,569

Long-term investments:
Government securities	$4,001	$—	$4,001	$—
Auction rate securities	3,977	—	—	3,977

Total long-term investments	$7,978	$—	$4,001	$3,977

ARS Rights	$2,337	$—	$—	$2,337

	As of December 31, 2008
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$20,643	$20,643	$—	$—

Short-term investments:
Corporate securities	$3,495	$—	$3,495	$—
Certificates of deposit	1,502	—	1,502	—
Government securities	65,676	—	65,676	—

Total short-term investments	$70,673	$—	$70,673	$—

Long-term investments:
Government securities	$5,333	$—	$5,333	$—
Auction rate securities	17,612	—	—	17,612

Total long-term investments	$22,945	$—	$5,333	$17,612

ARS Rights	$2,414	$—	$—	$2,414

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        The following table presents changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008
Balance at beginning of the period	$20,026	$—
Transfers in and/or out of Level 3	—	36,405
Total unrealized losses related to ARS
Included in net loss	(160)	(3,749)
Total realized gains related to ARS
Included in net loss	419	111
Total realized loss related to ARS
Included in net loss	(62)	—
Total unrealized losses related to ARS Rights
Included in net loss	(134)	—
Total unrealized gains related to ARS Rights
Included in net loss	57	2,414
Settlements	(2,263)	(15,155)

Balance at end of the period	$17,883	$20,026

5. UBS Loan

        In connection with the settlement with UBS AG relating to our ARS, we entered into a loan agreement with UBS Financial Services, Inc. an affiliate of UBS AG. In December 2009, we obtained a loan of approximately $9.2 million, the full available amount. The loan is secured by the ARS and ARS Rights as collateral and is subject to collateral maintenance requirements. The loan amount was based on 75% of the fair value of the ARS as assessed by UBS at the time of the loan. This "no net cost loan" bears interest at a rate that will not exceed the average rate of interest paid on the pledged ARS such that the net interest cost to us will be zero. The loan is payable upon demand; however, UBS or its affiliates are required to provide us alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or terminated for cause by UBS.

        As of December 31, 2009, the balance of the loan was $9.2 million and classified as short-term debt. For the year ended December 31, 2009, we paid $7,288 of interest expense associated with the loan and received $13,051 in interest income from the collateralized ARS. As required by UBS, we apply the net interest received in and the proceeds from the sale and redemption of ARS to the principal of the loan. As a result, the net interest earned of $5,763 was applied to the principal of the loan. There were no sales and redemptions of ARS from the date we obtained funds from the loan through December 31, 2009. The carrying amount of the loan with UBS approximates its fair value due to the loan's short-term nature.

        Proceeds of sales of our ARS will first be applied to repayment of the loan with the balance, if any, for our account. We expect to repay the borrowed amounts with the proceeds from the repurchase of the ARS upon the exercise of the ARS Rights, which we are able to do beginning June 30, 2010.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies

        We have leased certain equipment under a capital lease arrangement that expired in February 2009 at an interest rate of 3.4%. The capital leases were collateralized by certain assets.

        We rent our office facilities and certain equipment under noncancelable operating leases, which expire at various dates through September 2014. Under the terms of the leases, we are responsible for certain taxes, insurance and maintenance expenses.

        In September 2006, we entered into an operating lease for additional office space in Palo Alto, California. The lease commenced in November 2006 and terminates in December 2010. The total square footage covered by the new lease is 30,630 square feet, of which we leased 15,315 square feet started in November 2006 and the remaining 15,315 square feet started in September 2007.

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

        Rent expense for the years ended December 31, 2009, 2008 and 2007 was $2.1 million, $2.6 million and $2.4 million, respectively. We recognize rent expense on a straight-line basis over the lease period.

        Future minimum payments under noncancelable lease obligations as of December 31, 2009 are as follows (in thousands):

Operating Leases
2010	2,667
2011	2,857
2012	2,941
2013	3,016
2014	2,304
Thereafter	—

Total minimum lease payments	$13,785

Legal Proceedings

        We have initiated binding arbitration and related litigation with Johnson & Johnson, Ortho-McNeil Pharmaceutical, Inc., Ortho Pharmaceutical Corporation, The R.W. Johnson Pharmaceutical Research Institute and Johnson & Johnson Pharmaceutical Research and Development, L.L.C., or, collectively, J&J, over ownership of intellectual property related to certain erythropoietin receptor, or EPO-R, agonists (ESA compounds capable of binding to and activating the EPO-R). This intellectual property is the subject of a number of U.S. and international patents and patent applications assigned to us and/or J&J, including a U.S. patent currently assigned to J&J, several U.S. patents currently assigned to us and a European patent application currently assigned to J&J that may issue in the near future and relates to specified ESA peptide compounds ("J&J's European Patent Application"). In this section, we refer to the patents and patent applications subject to the arbitration collectively as the "intellectual property in dispute." We believe that we are the sole owner or co-owner of the intellectual property in dispute, including J&J's European Patent Application. J&J, on the other hand, alleges that they are the

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which we are currently named as sole owner that relate to specified ESA peptide compounds.

        In June 2004, we filed a civil complaint in the Munich Regional Court in the Federal Republic of Germany against J&J alleging that we are an owner or co-owner of J&J's European Patent Application and other related technology. In October 2005, J&J filed its response to our complaint, denying our claims of inventorship and ownership. In April 2006, we requested the court to dismiss the complaint so that the issues it raised could be resolved pursuant to the arbitration proceeding described below. The court has done so.

        In September 2004, we filed a civil complaint in the U.S. District Court for the Northern District of Illinois, or the Illinois case, against J&J alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, and for unjust enrichment and constructive trust. The complaint alleges that the Affymax Research Institute scientists are sole or co-inventors of the intellectual property in dispute, including the above-referenced J&J patents and patent applications, and that we are the sole or co-owner of them. The complaint also alleges that J&J breached the three-year Research and Development Agreement or the R&D Agreement, between Affymax N.V. and a division of Ortho Pharmaceutical Corporation, a subsidiary of J&J, by, among other things, engaging in a course of conduct designed to obtain patents for itself and to deny Affymax N.V. patents on its scientists' inventions. The complaint further alleges that we have suffered damages as a result of J&J's breaches and that J&J has been unjustly enriched through its misconduct and should be subject to the imposition of a constructive trust.

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

        In April 2006, we filed a demand for arbitration with the AAA claiming that we are the owner or co-owner of the intellectual property in dispute and alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, for unjust enrichment and constructive trust,

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

and for breach of fiduciary duty. In May 2006, J&J filed its answer and counterclaims, substantially restating their allegations made in the U.S. and German courts. The AAA appointed a panel of arbitrators, and the arbitration has commenced.

        In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel. In July 2007, we filed an opposition to J&J's motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J could obtain limited discovery on Hematide, but that J&J could not obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning. The completion of the arbitration hearing and the decision are expected in the first half of 2010. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on us because of legal costs, diversion of management resources and other factors.

        From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

7. Stockholder's Equity

Preferred Stock

        Our Certificate of Incorporation, as amended and restated in December 2006, designates and authorizes 10,000,000 shares of $0.001 par value preferred stock, of which no shares are issued and outstanding as of December 31, 2009 and 2008. The rights, preferences and privileges of any preferred stock to be issued pursuant to our current Certificate of Incorporation, as amended and restated, have yet to be established.

        No dividends on preferred stock have been declared since inception through December 31, 2009.

Common Stock

        Our Certificate of Incorporation, authorizes us to issue 100,000,000 shares of $0.001 par value common stock.

Warrants

        As of December 31, 2009, a warrant to purchase 1,987 shares of our common stock, at an exercise price of $15.09 per share, and warrants to purchase an aggregate of 423,971 shares of common stock, at an exercise price of $16.78 per share, were issued and outstanding, the latter which was related to a private placement and described under "Significant Equity Transactions". The warrants contain provisions for the adjustment of the exercise price and the aggregate number of shares issuable upon the exercise of the warrants in the event of stock dividends, stock splits, reorganizations and reclassifications and consolidations.

Significant Equity Transactions

        In November 2009, we completed a public offering of 4,726,027 shares of our common stock, at a per share price of $18.25, which includes the full exercise of the underwriter's overallotment option of

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

7. Stockholder's Equity (Continued)

616,438 shares. The net proceeds to us after deducting underwriting discounts and commissions and estimated offering expenses are approximately $80.6 million.

        In March 2009, institutional investors purchased $42.0 million of our common stock in a private placement. The net proceeds were $41.6 million after offering expenses. Under the terms of one of two purchase agreements, we sold 2,844,708 newly issued shares of our common stock at a purchase price of $11.25 per share. In the other purchase agreement, we sold 652,262 newly issued units at a purchase price of $15.33 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.65 of a share of common stock. The warrants are exercisable at $16.78 per share and expire in March 2014.

        In addition to the financing activities noted above, in September 2009 we obtained an equity line of credit arrangement, with Azimuth that provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $60.0 million worth of shares of our common stock over the 24-month term of the purchase agreement, which was available to be drawn upon beginning January 2010. The term of the purchase agreement ends October 1, 2011. There have been no purchases by Azimuth under this agreement to date.

Equity Incentive Plans

2001 Stock Option/Stock Issuance Plan

        In September 2001, we adopted the 2001 Stock Option/Stock Issuance Plan or the 2001 Plan. The 2001 Plan provides for both the granting of stock options and issuing shares of stock to our employees and consultants. Stock options granted under the 2001 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options or ISO may be granted only to our employees. Nonqualified stock options or NSO may be granted to our employees, directors and consultants. Stock issued under the 2001 Plan may be issued to employees, directors and consultants. Stock options under the 2001 Plan may be granted for periods of up to ten years and at prices no less than the fair market value for ISOs and 85% of the fair market value for NSOs, as determined by the Board of Directors. The exercise price of an ISO or NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. To date, stock options granted generally become exercisable over four years. We issue new shares of common stock upon exercise of stock options.

        The 2001 Plan allows for the early exercise of stock options prior to vesting. A portion of the shares sold are subject to a right of repurchase at the original issuance price by us, which lapses over the vesting period of the original stock option. At December 31, 2009 and 2008, a total of 85 and 1,531, respectively, shares were subject to repurchase by us.

        Subsequent to the initial public offering of our common stock in December 2006, no further stock options were granted under the 2001 Plan. At the date of the initial public offering, the 7,948 shares remaining and available for future grant were cancelled.

2006 Equity Incentive Plan

        Upon the effectiveness of our initial public offering in December 2006, we adopted the 2006 Equity Incentive Plan or the 2006 Plan. Shares of common stock issuable pursuant to all then outstanding stock awards granted under the 2001 Plan remained subject to the terms of the 2001 Plan

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

7. Stockholder's Equity (Continued)

and no additional stock awards were granted pursuant to the terms of the 2001 Plan upon the effective date of the 2006 Plan.

        The 2006 Plan provides for both the granting of stock awards, including stock options and restricted stock units, to our employees, directors and consultants. Stock options granted under the 2006 Plan may be either ISOs or NSOs. ISOs may be granted only to our employees. NSOs may be granted to our employees, directors and consultants. Stock issued under the 2006 Plan may be issued to employees, directors and consultants. Stock options under the 2006 Plan may be granted for periods of up to ten years and at prices no less than the fair market value of our common stock on the date of grant. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the fair market value of our common stock on the date of grant. To date, stock options granted generally become exercisable over four years and do not allow for the early exercise of options prior to vesting. The terms of the restricted stock units granted by us to date provide for vesting and delivery of shares of common stock over three years. As of December 31, 2009 and 2008, we reserved 3,289,024 and 2,600,326 shares of common stock, respectively, for issuance under the 2006 Plan. We issue new shares of common stock upon exercise of stock options. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each year, from January 1, 2007 through January 1, 2016, by the lesser of (a) 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (b) 1,400,000 shares. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2006 Plan is equal to the total share reserve, as increased from time to time pursuant to annual increases and shares subject to options granted pursuant to the 2001 Plan that have expired without being exercised in full.

2006 Employee Stock Purchase Plan

        Upon the effectiveness of the our initial public offering in December 2006, we adopted the 2006 Employee Stock Purchase Plan or the Purchase Plan. As of December 31, 2009 and 2008, we reserved a total of 326,557 and 250,035 shares of common stock, respectively, for issuance under the Purchase Plan. The share reserve automatically increases on January 1st of each year, from January 1, 2007 through January 1, 2016, by an amount equal to the lesser of (i) 0.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (ii) 175,000 shares. We issue new shares of common stock in connection with purchases of common stock under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. For the year ended December 31, 2009 and 2008, 73,069 and 71,533 shares of common stock, respectively, were purchased under the Purchase Plan.

8. Stock-Based Compensation

        We measure and recognize stock-based compensation expense related to employees and directors under the authoritative guidance for share-based payments.

        During the year ended December 31, 2009, we granted 665,175 stock options and no restricted stock units to employees and directors with a weighted-average grant date fair value of $8.83 and $0 per share, respectively. During the year ended December 31, 2008, we granted 222,650 stock options and 181,625 restricted stock units to employees and directors with a weighted-average grant date fair

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Stock-Based Compensation (Continued)

value of $10.61 and $14.20 per share, respectively. During the year ended December 31, 2007, we granted 1,034,075 stock options and 30,650 restricted stock units to employees and directors with a weighted-average grant date fair value of $20.06 and $21.74 per share, respectively. As of December 31, 2009, there was unrecognized compensation cost of $12.8 million related to these stock options and restricted stock units. The unrecognized compensation cost as of December 31, 2009 is expected to be recognized over a weighted-average amortization period of 1.44 years.

        We estimated the fair value of employee and director stock options using the Black-Scholes valuation model. The fair value of employee and director stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee and director stock options were estimated using the following weighted-average assumptions for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	94%	79%	81%
Risk-free interest rate	2.35%	3.05%	4.24%
Dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	6.12	5.73	5.77

        The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected terms for industry peers as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for our stock options for the years ended December 31, 2009, 2008 and 2007 was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of our industry peers as we did not have any significant trading history for our common stock. Industry peers consist of several public companies in the biopharmaceutical industry similar in size, stage of life cycle and financial leverage. We will continue to analyze the historical stock price volatility and expected term assumption as more historical data for our common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.

        We measured the fair value of restricted stock units using the closing price of our stock on the grant date. The fair value of restricted stock units is being amortized on a straight-line basis over the requisite service period of the awards.

        We estimated the fair value of employee stock purchase rights granted under the Purchase Plan using the Black-Scholes valuation model. The weighted-average fair value of each stock purchase right for the years ended December 31, 2009, 2008 and 2007 was $8.29, $7.97 and $11.82 per share, respectively. The fair value of employee stock purchase rights is being amortized on a straight-line basis over the requisite service period of the purchase rights. The fair value of employee stock purchase

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Stock-Based Compensation (Continued)

rights were estimated using the following assumptions for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	63% - 193%	61% - 111%	61% - 70%
Risk-free interest rate	0.17% - 4.67%	1.07% - 4.83%	3.73% - 4.83%
Dividend yield	0.00%	0.00%	0.00%
Expected term (in months)	6 - 24	6 - 24	6 - 24

        Stock-based compensation expense related to employee and director stock options, restricted stock units and stock purchase rights was $9.9 million, $9.3 million and $7.1 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

        There were no tax benefits related to employee stock-based compensation for the years ended December 31, 2009 and 2008. For the year ended December 31, 2007, we recognized $2.1 million of tax benefits related to stock-based compensation.

Stock Option and Restricted Stock Unit Activity

        The following table summarizes information about stock option activity for the year ended December 31, 2009:

Stock Options Outstanding	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances at December 31, 2008	1,445,606	2,130,116	$17.59
Additional shares authorized	688,698	—	—
Options granted	(665,175)	665,175	$12.11
Options exercised	—	(212,424)	$3.36
Options forfeited	137,252	(137,252)	$19.63
Options cancelled	15,208	(15,208)	$29.34
Restricted stock units forfeited	25,486	—	—
Shares repurchased	209	—	—

Balances at December 31, 2009	1,647,284	2,430,407	$17.14	7.51	$22,237,320

Options exercisable at December 31, 2009		1,519,693	$16.90	6.89	$14,723,797

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Stock-Based Compensation (Continued)

        The stock options outstanding and exercisable by exercise price at December 31, 2009 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$ 0.80 - 4.36	496,687	5.64	$3.50	496,687	$3.50
10.06 - 19.92	1,014,478	8.39	14.06	442,738	16.13
20.24 - 25.91	511,135	7.92	23.27	276,632	23.69
30.27 - 36.43	408,107	7.06	33.73	303,636	33.75

	2,430,407			1,519,693

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock for stock options that were in-the-money at December 31, 2009. The total intrinsic value of stock options exercised was $4.2 million, $1.5 million and $5.3 million during the years ended December 31, 2009, 2008 and 2007, respectively, and was determined at the date of each stock option exercise.

        The following table summarizes information about restricted stock unit activity for the year ended December 31, 2009:

Restricted Stock Units Outstanding	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested shares at December 31, 2008	188,950	$14.94
Restricted stock units granted	—	—
Restricted stock units vested	(56,395)	$15.49
Restricted stock units forfeited	(25,486)	$14.49

Nonvested shares at December 31, 2009	107,069	$14.76	1.27	$2,648,887

        The aggregate intrinsic value is calculated as the difference between the grant date fair value of the restricted stock units and the fair value of our common stock for restricted stock units that were in-the-money at December 31, 2009.

Deferred Stock-Based Compensation

        In September 2003, we approved the repricing of existing employee stock options from $4.00 to $0.80 per share, which was deemed to be the fair market value. As a result of the repricing, stock options are subject to variable accounting. At December 31, 2009, the fair value of the common stock was $24.74 per share and approximately 24,000 repriced stock options remained outstanding. During the years ended December 31, 2009, 2008 and 2007, we have recorded deferred stock-based compensation/(benefit) related to these stock options of $443,000, $(402,000) and $(445,000) and,

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Stock-Based Compensation (Continued)

respectively, and recorded stock-based compensation expense/(benefit) of $443,000, $(402,000) and $(445,000), respectively.

        During the year ended December 31, 2005 we issued stock options to certain employees under the Plan with exercise prices below the fair value of the our common stock at the date of grant. We estimated the fair value of our common stock based upon several factors, including progress and milestones attained in our business. In accordance with the requirements of the authoritative guidance on accounting for stock issued to employees, we recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the fair value of our stock at the date of grant. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the options vest, generally four years. During the year ended December 31, 2005, we recorded deferred stock-based compensation related to these stock options of $195,000, net of cancellations, and recorded amortization of such deferred stock-based compensation of $4,000, $24,000 and $32,000, respectively, during the years ended December 31, 2009, 2008 and 2007. All stock-based compensation expense was fully amortized as of December 31, 2009.

Warrants

        In connection with an equipment lease agreement, we issued a warrant in January 2005 to purchase 1,987 shares of Series C Mandatorily Redeemable Convertible Preferred Stock at an exercise price of $15.09 per share to the lessor. The warrant remains outstanding and expires in January 2012. Upon completion of our initial public offering in December 2006, the warrant became exercisable for 1,987 shares of common stock. The fair value of the warrant of $56,000 was recorded as interest expense during the year ended December 31, 2006.

        In March 2009, we issued warrants to institutional investors to purchase 423,971 shares of common stock at an exercise price of $16.78 per share. The warrants remain outstanding and expire in March 2014. We estimated that the fair value of the warrants issued in connection with the March 2009 private placement was $3.3 million using the Black-Scholes valuation model with the following assumptions: expected volatility of 86%, risk-free interest rate of 1.86%, dividend yield of 0% and expected term of five years. The warrants were considered as a cost of the equity financing, therefore the fair value of the warrants was recorded as a component of additional paid-in capital.

Nonemployee Stock-Based Compensation

        Stock-based compensation expense related to stock options granted and common stock issued to nonemployees is recognized as the stock options are earned. We believe that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. The fair value of stock options granted to nonemployees is calculated at each grant date and remeasured at each reporting date. The stock-based compensation expense related to a grant will fluctuate as the fair value of our common stock fluctuates over the period from the grant date to the vesting date. We recorded nonemployee stock-based compensation expense of $876,000, $671,000 and $159,000, respectively, for the years ended December 31, 2009, 2008 and 2007.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

11. Development and Commercialization Agreements with Takeda

        We entered into two separate collaboration agreements with Takeda, which have been combined for accounting purposes due to their proximity of negotiation. Consideration from these collaboration agreements includes nonrefundable upfront license fees, reimbursement for sales of active pharmaceutical ingredients, clinical and regulatory milestone payments, reimbursement of third party U.S. clinical development expenses, product profit share revenues (as co-promotion revenues) and royalties.

        In February 2006, we granted an exclusive license to Takeda for development and commercialization of Hematide in Japan. Pursuant to this agreement, Takeda paid us approximately $37 million, consisting of $17 million in upfront licensing fees and approximately $10 million for the purchase of equity, and in January 2007, $10 million cash milestone payment for the completion of the first Phase 1 trial of Hematide in Japan. In addition, we are eligible to receive clinical and regulatory milestone payments of up to an aggregate of $75 million upon Takeda's successful achievement of clinical development and regulatory milestones in Japan. Takeda is responsible for all development and commercialization costs in Japan and will purchase the API for Hematide from us. Assuming Hematide is approved and launched in Japan, we will receive a royalty from Takeda on Hematide sales in Japan.

        In June 2006, the parties expanded their collaboration to develop and commercialize Hematide worldwide, which includes the co-development and co-commercialization of Hematide in the U.S. Takeda received an exclusive license to develop and commercialize Hematide outside of the U.S. Beginning January 1, 2007, Takeda was responsible for the first $50 million of third party expenses related to development in pursuit of U.S. regulatory approval of Hematide, which was fully utilized by both parties through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses while we have been responsible for 30% of the expenses. We retain responsibility for 100% of our internal development expenses. In addition, third party expenses related to the commercialization of Hematide in the U.S. are equally shared by both parties and beginning in mid-2010, certain employee expenses related to commercialization will also be equally shared. Takeda will have primary responsibility and bear all costs for Hematide clinical development in support of regulatory approval for all territories outside the U.S. Under the June 2006 agreement, Takeda paid us an upfront license fee of $105 million, and we are eligible to receive from Takeda up to an aggregate of $280 million upon the successful achievement of clinical development and regulatory milestones, the majority of which relate to the renal program, including milestone payments upon completion of database lock of the Phase 3 clinical trials of $30 million for dialysis and pre-dialysis, $20 million milestone payments upon FDA acceptance of the submission of the NDA, and $95 million of milestone payments upon approval by the FDA in dialysis and pre-dialysis indications. Further, we may receive from Takeda up to an aggregate of $150 million upon the achievement of certain worldwide annual net sales milestones. We and Takeda will share equally in the net profits and losses of Hematide in the United States, which include expenses related to the marketing and launch of Hematide. Takeda will pay us a variable royalty based on annual net sales of Hematide outside the United States. The agreement establishes a joint steering committee to oversee the development, regulatory approval and commercialization of Hematide.

        We share responsibility with Takeda for clinical development activities required for U.S. regulatory approval of Hematide. Specifically, we have primary responsibility for Hematide's clinical development plan and clinical trials in the dialysis and pre-dialysis indications, while Takeda has primary responsibility in the chemotherapy induced anemia and anemia of cancer indications to the extent any such indication is developed. We and Takeda have agreed to suspend the development of Hematide to

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

11. Development and Commercialization Agreements with Takeda (Continued)

treat chemotherapy-induced anemia and to focus all development efforts for Hematide on the treatment of chronic renal failure anemia. We are responsible for United States regulatory filings in the dialysis, pre-dialysis, chemotherapy induced anemia and anemia of cancer indications, including holding the NDAs for those indications. Takeda is responsible for regulatory filings outside the United States and the creation of a global safety database.

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

        Under the February 2006 agreement, Takeda also obtained a right of first negotiation to any backup products for Hematide developed by us or our third party partners. Specifically, during the first ten years of the agreement, if we or third party partners develop a product that advances to Phase 2 clinical trials and competes with Hematide in the renal or oncology indications, we are obligated to offer to Takeda the right to develop and commercialize such product in Japan before offering the product opportunity in Japan to any other third party.

        We recognized $114.9 million and $82.2 million of collaboration revenue under the Contingency-Adjusted Performance Model during the years ended December 31, 2009 and 2008, respectively, which includes a $1.4 million cumulative adjustment resulting from an amendment to the Arrangement with Takeda that was effective on January 1, 2008. We recognized $44.3 million of revenue under the Arrangement with Takeda using the zero profit proportional performance model during the year ended December 31, 2007. As of December 31, 2009 and 2008, the amount receivable from Takeda was $18.6 million and $21.7 million, respectively, which was recorded as a receivable from Takeda.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

12. Income Taxes

        The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Provision for income taxes:
Current provision for income taxes:
Federal	$(1,412)	$(2,950)	$13,100
State	1	390	2,339

Total current provision for income taxes	(1,411)	(2,560)	15,439
Deferred tax benefit:
Federal	—	2,842	(10,082)
State	—	—	—

Total deferred tax benefit	—	2,842	(10,082)

Provision for income taxes	$(1,411)	$282	$5,357

        We recorded a benefit for income taxes for the year ended December 31, 2009 of $1.4 million, consisting largely of a federal tax benefit that primarily resulted from of the Worker, Homeownership and Business Assistance Act of 2009 enacted in November 2009, which allowed us to carryback our 2008 net operating loss to 2007 and recover $1.3 million in alternative minimum taxes previously paid for the year ended December 31, 2007. We also recorded a $100,000 federal benefit related to refundable research and development credits available to us pursuant to a provision within the Housing Assistance Tax Act of 2008, which was signed into law in July 2008.

        We recorded a provision for income taxes for the year ended December 31, 2008 of $282,000 consisting of $107,000 of federal tax benefit and $389,000 of net California state income tax expense. The $107,000 of federal tax benefit was primarily due to refundable research and development credits available pursuant to a provision within the Housing Assistance Tax Act of 2008, which was signed into law in July 2008. The California state income tax expense of $389,000 was primarily related to an out of period reduction to our California research and development credits that was partially offset by additional California research and development credits that were identified.

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

        We incurred significant operating losses since inception and anticipates that we will incur continued losses for the foreseeable future

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in percent)
Federal statutory income tax rate	(35.00)%	(35.00)%	(35.00)%
State income taxes, net of federal benefit	—	0.45	4.43
Stock-based compensation expense	0.84	1.40	1.72
Change in valuation allowance	33.76	34.57	48.50
Change in federal rates and prior year true ups	0.64	0.51	(4.56)
Permanent differences true ups	0.03	0.05	0.11
Tax credits	(2.09)	(1.66)	(1.04)
Other	—	—	0.05

Provision for income taxes	(1.82)%	0.32%	14.21%

        Deferred tax assets consist of the following:

	December 31,
	2009	2008
	(in thousands)
Net operating loss carryforwards	$89,734	$40,533
Federal and State credit carryforwards	9,753	8,691
Depreciation and amortization	24,308	28,003
Capitalized start up costs	3,392	5,302
Accrued liabilities and allowances	39,005	52,144

Gross deferred tax assets	166,192	134,673
Deferred tax liability	(494)	(440)

Net deferred tax asset	165,698	134,233
Less: Valuation allowance	(158,458)	(126,993)

Net deferred tax assets	$7,240	$7,240

        Management establishes a valuation allowance for those deductible temporary differences when it is more likely than not that some or all of the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon our ability to generate taxable income during the periods in which the temporary differences are deductible. Management considers the historical level of taxable income, projections for future taxable income, taxable income in carryback years and tax planning strategies in making this assessment. Management's assessment in the near term is subject to change if estimates of future taxable income during the carryforward period are increased. The valuation allowance increased $31.5 million, $33.6 million and $22.6 million during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, we have a net deferred tax asset balance of $7.2 million each in consideration of the uncertainty in income taxes liability recorded for the same amount.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        We considered the following positive and negative factors in determining that it was more likely than not that $7.2 million each of the net deferred tax asset as of December 31, 2009 and 2008 would be realized:

  •
  Net deductible temporary differences that were expected to reverse in 2009 and 2010.

  •
  There were no relevant tax strategies available that we would consider feasible.

  •
  Uncertainties, such as regulatory approval of Hematide and binding arbitration and litigation with certain subsidiaries of Johnson & Johnson, that if unfavorably resolved, would adversely affect our future operations.

        At December 31, 2009, we had federal and state net operating loss carryforwards of $202.1 million and $217.8 million, respectively. The federal net operating loss carryforwards begin to expire in 2028 and state net operating loss carryforwards begin to expire in 2018, if not utilized.

        At December 31, 2009, we had federal and state research credit carryforwards of $6.2 million and $5.4 million, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2021. The California credit can be carried forward indefinitely.

        We experienced an ownership change as defined by Sections 382 and 383 of the Internal Revenue Code which establishes an annual limit on the deductibility of pre-ownership change net operating loss and credit carryforwards that existed on December 15, 2006.

        As of December 31, 2009 and 2008, our liability for uncertain income tax positions was $9.4 million and $9.6 million, respectively, which was reflected as long-term income tax liabilities on our balance sheet. Our policy is to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. For the year ended December 31, 2009, we recognized $702,000 of interest expense related to the $9.4 million liability for uncertain income tax positions as of December 31, 2009. For the year ended December 31, 2008, we recognized $596,000 of interest expense related to the $9.6 million liability for uncertain income tax positions as of December 31, 2008. For the years ended December 31, 2007, no interest expense related to uncertain income tax positions were required or recognized. For the years ended December 31, 2009 and 2007, there were no penalties related to uncertain income tax positions. For the year ended December 31, 2008, $81,000 of penalties related to uncertain income tax positions were required and recognized.

        Effective January 1, 2007, we adopted the provisions of the uncertainty in income taxes, which prescribes a comprehensive model for how we should recognize, measure, present and disclose in our financial statements uncertain tax positions that we have taken or expects to take on a tax return. We had $12.4 million, $11.8 million and $10.7 million of unrecognized tax benefits as of December 31, 2009, 2008, and 2007, respectively.

        As of December 31, 2009, $5.1 million of the unrecognized tax benefits would affect our income tax provision and effective tax rate if recognized. However, as we would currently need to increase the valuation allowance for any additional amounts benefited, the effective tax rate would not be impacted until the valuation allowance was removed.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        A reconciliation of the unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008	2007
	(in thousands)
Balance at beginning of year	$11,770	$10,708	$2,000
Additions for current year tax positions	759	—	9,420
Additions for prior year tax positions	—	1,438	—
Reductions for prior year tax positions	(163)	(376)	(712)

Balance at end of year	$12,366	$11,770	$10,708

        We file federal and California income tax returns. For U.S. federal and California income tax purposes, the statute of limitation currently remains open for the years ending December 31, 2006 to present and December 31, 2005 to present, respectively, primarily due to carryforward of net operating losses and research and development credits generated in prior years. There are no tax years under examination by any jurisdiction at this time.

13. Retirement Savings Plan

        We have a retirement savings plan, commonly known as a 401(k) plan, that allows all full time employees to contribute from 1% to 50% of their salary, subject to IRS limits. Beginning in 2008, we made matching contributions equal to 50% of the employee deferral contributions during the fiscal year up to $4,000. Employees who met the period of service requirement minimum of 500 hours and remained employed on the last day of the fiscal year were eligible for the matching contribution. Our contributions to the 401(k) plan were $453,000, $423,000 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.

14. Quarterly Financial Data (unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	2009 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Collaboration revenue	$25,849	$26,918	$29,157	$32,959
Total revenue	25,853	26,923	29,161	32,962
Loss from operations	(22,011)	(22,544)	(18,733)	(15,654)
Net loss	(21,740)	(22,092)	(18,382)	(14,317)
Basic and diluted net loss per common share	$(1.32)	$(1.17)	$(0.97)	$(0.68)
Weighted-average number of common shares used in computing basic and diluted net loss per common share calculations	16,488	18,894	18,951	21,076

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

14. Quarterly Financial Data (unaudited) (Continued)

	2008 Quarter Ended
	March 31,	June 30	September 30	December 31,
	(in thousands, except per share data)
Collaboration revenue	$16,708	$18,450	$21,645	$25,359
Total revenue	16,714	19,131	21,648	25,358
Loss from operations	(16,190)	(19,609)	(26,440)	(26,492)
Net loss	(15,581)	(18,915)	(26,211)	(25,803)
Basic and diluted net loss per common share	$(1.03)	$(1.24)	$(1.72)	$(1.69)
Weighted-average number of common shares used in computing basic and diluted net loss per common share calculations	15,148	15,197	15,235	15,299

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

        Management determined that, as of December 31, 2009, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission or COSO in Internal Control—Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on these criteria.

        Ernst & Young LLP, an independent registered public accounting firm, has audited out financial statements included herein and has issued and audit report on the effectiveness of our internal control over financial reporting, which report is included below.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Affymax, Inc.

        We have audited Affymax Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Affymax's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Affymax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years then ended of Affymax, Inc. and our report dated March 3, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, CA March 3, 2010

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        Not applicable.

 PART III.

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our 2010 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item with respect to our executive officers may be found under the caption, "Executive Officers and Key Employees" appearing in our proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference. The information required by this item relating to our directors and nominees, including information with respect to audit committee financial experts, may be found under the section entitled "Proposal 1—Election of Directors" appearing in the proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act may be found under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation.

        The information required by this item is included in our proxy statement for our 2010 annual meeting of stockholders under the section entitled "Executive Compensation" and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in our proxy statement for our 2010 annual meeting of stockholders under the section entitled "Securities Authorized for Issuance under Equity Compensation Plans" and is incorporated herein by reference. The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2010 annual meeting of stockholders under the section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2010 annual meeting of stockholders under the sections entitled "Information Regarding The Board of Directors and Corporate Governance" and "Transactions With Related Persons."

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2010 annual meeting of stockholders under the section entitled "Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm."

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

      •
      Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

      •
      Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

      •
      Balance Sheets

      •
      Statements of Operations

      •
      Statements of Stockholders' Equity

      •
      Statements of Cash Flows

      •
      Notes to Financial Statements

          (2)   Financial Statement Schedules

      All other financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

        The following exhibits are included herein or incorporated herein by reference:

3.3		Amended and Restated Certificate of Incorporation(1)

3.5		Amended and Restated Bylaws(2)

4.1		Reference is made to exhibits 3.3 and 3.5

4.2		Specimen Common Stock Certificate(1)

4.3		Warrant to purchase shares of Series C Preferred Stock(1)

4.4		Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)

4.5		Form of Warrant to Purchase shares of Common Stock(6)

4.6		Form of Senior Debt Indenture, between Registrant and one or more trustees to be named(8)

4.7		Form of Subordinated Debt Indenture, between registrant and one or more trustees to be named(8)

4.8		Form of Common Stock Warrant Agreement and Warrant Certificate(8)

4.9		Form of Preferred Stock Warrant Agreement and Warrant Certificate(8)

4.10		Form of Debt Securities Warrant Agreement and Warrant Certificate(8)

10.1	+	Form of Indemnity Agreement for Directors and Executive Officers(1)

10.2	+	2001 Stock Option/Stock Issuance Plan(1)

10.3	+	Form of Notice of Grant of Stock Option, Form of Stock Option Agreement and Form of Stock Purchase Agreement under 2001 Stock Option/Stock Issuance Plan(1)

10.4	+	Form of Stock Issuance Agreement under 2001 Stock Option/Stock Issuance Agreement(1)

10.5	+	Amended and Restated 2006 Equity Incentive Plan

10.6	+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan(1)

10.7	+	2006 Employee Stock Purchase Plan(1)

10.8	+	Form of Offering Document under 2006 Employee Stock Purchase Plan(1)

10.9	+	Form of Restricted Stock Unit Notice and Form of Restricted Stock Unit under 2006 Equity Incentive Plan(5)

10.10	+	Employment Agreement, dated December 17, 2008, by and between the Registrant and Arlene M. Morris(7)

10.11	+	Executive Employment Agreement, dated December 17, 2008, by and between the Registrant and Paul B. Cleveland(7)

10.12	+	Executive Employment Agreement, dated December 17, 2008, by and between the Registrant and Steven Love(7)

10.13	+	Summary of Non-Employee Director Compensation Program(7)

10.14		Research and Development/Office Lease, dated May 30, 1990, by and between Miranda Associates and Affymax Research Institute(1)

10.15		First Amendment to Lease, dated November 16, 1999, by and between Spieker Properties, L.P., successor in interest to Miranda Associates, and Affymax Research Institute(1)

10.16		Second Amendment to Lease, dated December 20, 1999, by and between Spieker Properties, L.P. and Affymax Research Institute(1)

10.17		Third Amendment, dated December 31, 2001, by and between EOP-Foothill Research Center, L.L.C., successor by merger to Spieker Properties L.P., and the Registrant(1)

10.18	*	EPO Receptor License Agreement, dated September 5, 1996, by and between the Registrant and Genetics Institute, Inc.(1)

10.19	*	License Agreement, dated July 27, 2001, by and between the Registrant, Glaxo Group Limited, SmithKline Beecham Corporation, Affymax N.V., Affymax Research Institute and Affymax Technologies N.V.(1)

10.20	*	License, Manufacturing, and Supply Agreement, dated April 8, 2004, by and between the Registrant and Nektar Therapeutics AL, Corporation(1)

10.21	*	Collaboration and License Agreement, dated February 13, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(1)

10.22	*	Collaboration and License Agreement, dated June 27, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(1)

10.23		Research and Development Agreement, dated April 2, 1992, by and between the Registrant and The R.W. Johnson Pharmaceutical Research Institute(1)

10.24		Sublease Agreement, dated September 1, 2006, by and between the Registrant and TIBCO Software Inc.(1)

10.25		First Amendment to Collaboration and License Agreement, dated April 1, 2007, by and between Registrant and Takeda Pharmaceutical Company Limited(3)

10.26		Fourth Amendment to Lease, dated November 30, 2006, by and between Registrant and CA-Foothill Research Center L.P.(4)

10.27		Second Amendment to Collaboration and License Agreements between Registrant and Takeda Pharmaceutical Company Limited effective January 1, 2008(5)

10.28		Securities Purchase Agreement to purchase shares of Common Stock dated February 13, 2009 by and among Registrant and the purchasers identified on the signature pages thereto(6)

10.29		Securities Purchase Agreement to purchase shares of Common Stock and Warrants to purchase shares of Common Stock dated February 13, 2009 by and among Registrant and the purchasers identified on the signature pages thereto(6)

10.30	+	Executive Employment Agreement, dated December 17, 2008 by and between the Registrant and Anne-Marie Duliege(7)

10.31	+	Executive Employment Agreement, dated December 17, 2008 by and between the Registrant and Robert Venteicher(7)

10.32		Common Stock Purchase Agreement, dated September 25, 2009 by and between the Registrant and Azimuth Opportunity Ltd.(9)

10.33		Form of Credit Line and related documentation effective as of December 8, 2009 by and between the Registrant and UBS Financial Services, Inc.

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney. Reference is made to the signature page

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

(7)
Incorporated by reference to the indicated exhibit in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

(8)
Incorporated by reference to the indicated exhibit in our Form S-3 as filed with the Securities and Exchange Commission on October 2, 2009.

(9)
Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 25, 2009.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ARLENE M. MORRIS Arlene M. Morris	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 3, 2010
/s/ PAUL B. CLEVELAND Paul B. Cleveland	Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)	March 3, 2010
/s/ STEVEN LOVE Steven Love	Vice President, Finance (Principal Accounting Officer)	March 3, 2010
/s/ HOLLINGS C. RENTON Hollings C. Renton	Member of the Board of Directors	March 3, 2010

Signature	Title	Date

/s/ R. LEE DOUGLAS R. Lee Douglas	Member of the Board of Directors	March 3, 2010
/s/ KATHLEEN LAPORTE Kathleen LaPorte	Member of the Board of Directors	March 3, 2010
/s/ KEITH R. LEONARD Keith R. Leonard	Member of the Board of Directors	March 3, 2010
/s/ TED W. LOVE Ted W. Love	Member of the Board of Directors	March 3, 2010
/s/ DAN SPIEGELMAN Daniel K. Spiegelman	Member of the Board of Directors	March 3, 2010
/s/ CHRISTI VAN HEEK Christi van Heek	Member of the Board of Directors	March 3, 2010
/s/ JOHN P. WALKER John P. Walker	Member of the Board of Directors	March 3, 2010

EXHIBIT INDEX

3.3		Amended and Restated Certificate of Incorporation(1)
3.5		Amended and Restated Bylaws(2)
4.1		Reference is made to exhibits 3.3 and 3.5
4.2		Specimen Common Stock Certificate(1)
4.3		Warrant to purchase shares of Series C Preferred Stock(1)
4.4		Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(1)
4.5		Form of Warrant to Purchase shares of Common Stock(6)
4.6		Form of Senior Debt Indenture, between Registrant and one or more trustees to be named(8)
4.7		Form of Subordinated Debt Indenture, between registrant and one or more trustees to be named(8)
4.8		Form of Common Stock Warrant Agreement and Warrant Certificate(8)
4.9		Form of Preferred Stock Warrant Agreement and Warrant Certificate(8)
4.10		Form of Debt Securities Warrant Agreement and Warrant Certificate(8)
10.1	+	Form of Indemnity Agreement for Directors and Executive Officers(1)
10.2	+	2001 Stock Option/Stock Issuance Plan(1)
10.3	+	Form of Notice of Grant of Stock Option, Form of Stock Option Agreement and Form of Stock Purchase Agreement under 2001 Stock Option/Stock Issuance Plan(1)
10.4	+	Form of Stock Issuance Agreement under 2001 Stock Option/Stock Issuance Agreement(1)
10.5	+	Amended and Restated 2006 Equity Incentive Plan
10.6	+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan(1)
10.7	+	2006 Employee Stock Purchase Plan(1)
10.8	+	Form of Offering Document under 2006 Employee Stock Purchase Plan(1)
10.9	+	Form of Restricted Stock Unit Notice and Form of Restricted Stock Unit under 2006 Equity Incentive Plan(5)
10.10	+	Employment Agreement, dated December 17, 2008, by and between the Registrant and Arlene M. Morris(7)
10.11	+	Executive Employment Agreement, dated December 17, 2008, by and between the Registrant and Paul B. Cleveland(7)
10.12	+	Executive Employment Agreement, dated December 17, 2008, by and between the Registrant and Steven Love(7)
10.13	+	Summary of Non-Employee Director Compensation Program(7)
10.14		Research and Development/Office Lease, dated May 30, 1990, by and between Miranda Associates and Affymax Research Institute(1)

10.15		First Amendment to Lease, dated November 16, 1999, by and between Spieker Properties, L.P., successor in interest to Miranda Associates, and Affymax Research Institute(1)
10.16		Second Amendment to Lease, dated December 20, 1999, by and between Spieker Properties, L.P. and Affymax Research Institute(1)
10.17		Third Amendment, dated December 31, 2001, by and between EOP-Foothill Research Center, L.L.C., successor by merger to Spieker Properties L.P., and the Registrant(1)
10.18	*	EPO Receptor License Agreement, dated September 5, 1996, by and between the Registrant and Genetics Institute, Inc.(1)
10.19	*	License Agreement, dated July 27, 2001, by and between the Registrant, Glaxo Group Limited, SmithKline Beecham Corporation, Affymax N.V., Affymax Research Institute and Affymax Technologies N.V.(1)
10.20	*	License, Manufacturing, and Supply Agreement, dated April 8, 2004, by and between the Registrant and Nektar Therapeutics AL, Corporation(1)
10.21	*	Collaboration and License Agreement, dated February 13, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(1)
10.22	*	Collaboration and License Agreement, dated June 27, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(1)
10.23		Research and Development Agreement, dated April 2, 1992, by and between the Registrant and The R.W. Johnson Pharmaceutical Research Institute(1)
10.24		Sublease Agreement, dated September 1, 2006, by and between the Registrant and TIBCO Software Inc.(1)
10.25		First Amendment to Collaboration and License Agreement, dated April 1, 2007, by and between Registrant and Takeda Pharmaceutical Company Limited(3)
10.26		Fourth Amendment to Lease, dated November 30, 2006, by and between Registrant and CA-Foothill Research Center L.P.(4)
10.27		Second Amendment to Collaboration and License Agreements between Registrant and Takeda Pharmaceutical Company Limited effective January 1, 2008(5)
10.28		Securities Purchase Agreement to purchase shares of Common Stock dated February 13, 2009 by and among Registrant and the purchasers identified on the signature pages thereto(6)
10.29
Securities Purchase Agreement to purchase shares of Common Stock and Warrants to purchase shares of Common Stock dated February 13, 2009 by and among Registrant and the purchasers identified on the signature pages thereto(6)
10.30	+	Executive Employment Agreement, dated December 17, 2008 by and between the Registrant and Anne-Marie Duliege(7)
10.31	+	Executive Employment Agreement, dated December 17, 2008 by and between the Registrant and Robert Venteicher(7)
10.32		Common Stock Purchase Agreement, dated September 25, 2009 by and between the Registrant and Azimuth Opportunity Ltd.(9)
10.33		Form of Credit Line and related documentation effective as of December 8, 2009 by and between the Registrant and UBS Financial Services, Inc.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney. Reference is made to the signature page
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

(7)
Incorporated by reference to the indicated exhibit in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

(8)
Incorporated by reference to the indicated exhibit in our Form S-3 as filed with the Securities and Exchange Commission on October 2, 2009.

(9)
Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 25, 2009.

+
Indicates management contract or compensatory plan.

*
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.