Form 10-Q
period 2010-03-31
AFFYMAX INC
filed 2010-05-06
CIK 1158223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010, 24,048,262 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFYMAX, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$68,188	$125,296
Short-term investments	68,949	35,292
Receivable from Takeda	13,555	18,561
Income taxes receivable	125	1,443
Deferred tax assets	1,443	1,443
Prepaid expenses and other current assets	8,420	8,704
Total current assets	160,680	190,739
Property and equipment, net	5,127	5,469
Restricted cash	1,135	1,135
Long-term investments	16,939	7,978
Deferred tax assets, net of current	5,797	5,797
Other assets	307	392
Total assets	$189,985	$211,510

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,159	$464
Accrued liabilities	10,270	12,594
Accrued clinical trial expenses	36,832	39,499
Deferred revenue	57,603	71,972
UBS loan	9,041	9,192
Total current liabilities	116,905	133,721
Long-term income tax liability	9,425	9,425
Other long-term liabilities	1,453	1,459
Total liabilities	127,783	144,605
Contingencies (Note 6)

Stockholders’ equity
Common stock	24	24
Additional paid-in capital	444,940	441,795
Accumulated deficit	(382,725)	(374,859)
Accumulated other comprehensive income loss	(37)	(55)
Total stockholders’ equity	62,202	66,905
Total liabilities and stockholders’ equity	$189,985	$211,510

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Collaboration revenue	$34,646	$25,849
License and royalty revenue	4	4
Total revenue	34,650	25,853
Operating expenses
Research and development	33,093	40,447
General and administrative	9,419	7,417
Total operating expenses	42,512	47,864
Loss from operations	(7,862)	(22,011)
Interest income	97	401
Interest expense	(34)	—
Other income (expense), net	(67)	(161)
Net loss before benefit for income taxes	(7,866)	(21,771)
Benefit for income taxes	—	(31)
Net loss	$(7,866)	$(21,740)
Net loss per share:
Basic and diluted	$(0.33)	$(1.32)
Weighted-average number of shares used in computing basic and diluted net loss per share	23,932	16,488

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(7,866)	$(21,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	553	453
Amortization of discount/premium on investments	126	70
Stock-based compensation expense	2,485	3,070
Gain on disposal of property and equipment	—	(17)
Other-than-temporary impairment on investments	—	160
Realized (gain) loss on investments	(32)	1
Unrealized (gain) loss on auction rate securities rights	12	(36)
Changes in operating assets and liabilities:
Receivable from Takeda	5,006	1,599
Income taxes receivable	1,318	266
Prepaid expenses and other current assets	284	(626)
Other assets	85	(14)
Accounts payable	2,695	1,241
Accrued liabilities	(2,324)	(1,494)
Accrued clinical trial expenses	(2,667)	8,201
Income taxes payable	—	(163)
Deferred revenue	(14,369)	(5,735)
Other long-term liabilities	(6)	(37)
Net cash used in operating activities	(14,700)	(14,801)
Cash flows from investing activities
Purchases of property and equipment	(211)	(112)
Purchases of investments	(49,371)	(4,086)
Proceeds from sales of investments	162	—
Proceeds from maturities of investments	6,503	33,035
Net cash provided by (used in) investing activities	(42,917)	28,837
Cash flows from financing activities
Repurchase of common stock	—	(1)
Proceeds from issuance of common stock upon exercise of stock options	660	57
Proceeds from common stock issued upon private placement, net of issuance costs	—	41,554
Repayment of UBS loan	(151)	—
Principal payments under capital lease obligations	—	(7)
Net cash provided by financing activities	509	41,603
Net (decrease) increase in cash and cash equivalents	(57,108)	55,639
Cash and cash equivalents at beginning of the period	125,296	24,046
Cash and cash equivalents at end of the period	$68,188	$79,685

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                 The Company

Affymax, Inc., a Delaware corporation, was incorporated on July 20, 2001. We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, Hematide TM/peginesatide (USAN or nonproprietary name), is designed to treat anemia associated with chronic renal failure. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. We recently completed treatment and follow up of patients with anemia associated with chronic renal failure in the Phase 3 clinical program for Hematide and expect to report top-line results in June 2010.

2.                 Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying condensed financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by United States or U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted. The condensed financial statements are unaudited and reflect all adjustments, consisting of only normal recurring adjustments, which in the opinion of management, are necessary to fairly state the financial position at, and the results of operations and cash flows for, the interim periods presented.  In February 2010, the Financial Accounting Standards Board, or FASB, amended certain recognition and disclosure requirements for events that occur after the balance sheet date but before financial statements are issued.  We have evaluated subsequent events through the date the financial statements were issued and filed with the SEC.  The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, which includes our audited financial statements and the notes thereto.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in the condensed financial statements and accompanying notes may not be indicative of the results for the full year or any future period.

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments. At each balance sheet date presented, our accumulated other comprehensive loss consists solely of unrealized gains and losses on investments. Comprehensive loss for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(7,866)	$(21,740)
Decrease (increase) in unrealized gains (losses) on investments	38	(371)
Reclassification adjustment for (gains) losses on investments recognized in earnings	(20)	124
Comprehensive loss	$(7,848)	$(21,987)

Concentration of Risk and Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and investments. We deposit excess cash in accounts with three major financial institutions in the U.S. Deposits in these banks may exceed the amount of insurance provided on such deposits. We have not experienced any realized losses on our deposits of cash and cash equivalents. Although our guideline for investment of excess cash is designed to maintain safety and liquidity through our policies on diversification and investment maturity, as of March 31, 2010, we held fair value of investments in auction rate securities, or ARS, totaling $15.4 million that have failed in auctions.

We have experienced significant operating losses since inception. At March 31, 2010, we had an accumulated deficit of $382.7 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from our collaboration agreements with Takeda Pharmaceutical Company Limited, or Takeda, and the sale of equity securities.  We expect to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the development and commercialization of Hematide. There can be no assurance that such financing will be available or will be at terms acceptable to us.

Our accounts receivable balance contains receivables in connection with our two separate collaboration agreements or the Arrangement with Takeda.  We have not experienced any credit losses from our Arrangement with Takeda and none are expected. We do not require collateral on our receivable.

We are currently developing our first product offering, Hematide, and have no products that have received regulatory approval. Hematide will require approval from the U.S. Food and Drug Administration, or FDA, and/or foreign regulatory agencies prior to commercial sales. There can be no assurance that Hematide will receive the necessary approvals. If we are denied such approvals or such approvals are delayed, it would have a material adverse effect on us. To achieve profitable operations, we must successfully develop, test, manufacture and commercialize Hematide. There can be no assurance that Hematide can be developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that Hematide will be successfully commercialized. These factors could have a material adverse effect on our future financial results.

Further, some of our suppliers and manufacturing arrangements, including the provision of bulk poly(ethylene) glycol reagent for the manufacture of Hematide from Nektar Therapeutics AL, Corporation are currently single-sourced, leaving us at greater risk of supply interruptions and potential delays.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, multiple deliverable revenue arrangements. This update provides amendments to the criteria in ASC Topic 605, “Revenue Recognition, “ for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. ASU No. 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the potential impact that the adoption of ASU No. 2009-13 will have on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. ASU No. 2010-06 also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning December 15, 2010, and for the interim periods within those fiscal years.  We adopted ASU No. 2010-06 during the period ended March 31, 2010.

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

Revenue Recognition

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

We evaluated the multiple elements under the combined single arrangement in accordance with the provisions of the guidance for revenue arrangements with multiple deliverables. We recognize revenue using the Contingency-Adjusted Performance Model, or CAPM. Under CAPM, revenue is eligible for recognition in the period the payment is earned under the Arrangement including amounts that are either received or due from Takeda. Revenue initially recognized is based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment is earned in relation to the total projected development period, which is currently estimated to end on January 1, 2011. The remaining portion of the payment is then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement.  Payments during the development period include amounts due for upfront license fees, milestone payments earned, purchases of active pharmaceutical ingredient, or API, and reimbursement of development and commercial expenses. In the event our estimate of the development period were to extend past January 1, 2011, then the remaining deferred collaboration revenue would be recognized over a longer period. Through the period of the joint steering committee obligation, we expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods. Included in the reimbursable expense is the cost of API that we manufacture and supply to Takeda during the development period, which we will also supply during the commercialization period. A change in the estimated term of the development period could materially affect the amount of collaboration revenue recognized in future periods.

We have recognized $34.6 million and $25.8 million of collaboration revenue during the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, the amount receivable from Takeda was $13.6 million.

Clinical Trial Expense and Accruals

We record expense for estimated clinical study external costs, which are a significant component of research and development, or R&D, expense. These clinical trial costs were $13.0 million and $24.4 million during the three months ended March 31, 2010 and 2009, respectively. Clinical studies are administered by third-party contract research organizations, or CROs. CROs typically perform most of the total start-up activities for the trials, including document preparation, site identification, pre-study visits, training as well as on-going program management. For the Phase 3 studies, which represent the vast majority of the clinical trial expense, the expense recorded is based on reporting received from CROs and internal analyses. We accrue costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is based on internal estimates of activities using patient enrollment and contractual or estimated rates. For the Phase 2 studies, the expense is activities based such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred. For all studies, CRO reporting is reviewed by us for appropriateness.

There is a significant degree of estimation involved in quantifying the expense associated with the clinical trial activity. The complexity and magnitude of the activities and, as such, the expense can be significant and subject to frequent change during the studies, especially for our Phase 3 trials, which may require negotiation or amendment of our CRO contracts from time to time. The activities in our trials are performed globally, in many sites and countries, involving numerous CROs and third parties. If we do not receive complete and accurate information from the CRO or third parties on a timely basis or correctly estimate the outcome of negotiations or activity levels, we may have to record adjustments, which could potentially impact R&D expense in subsequent periods. During the three months ended March 31, 2010, we concluded negotiations and finalized amendments for activities completed in 2009 resulting in adjustments to estimates recorded in our expense for the year ended December 31, 2009. These changes in estimate decreased clinical trial expense by $553,000 or $0.02 per share in the three months ended March 31, 2010. Additional changes in estimate may result as the reconciliation activities are completed on our clinical trials.

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

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Numerator:
Net loss	$(7,866)	$(21,740)
Denominator:
Weighted-average shares outstanding	23,932	16,489
Less: Weighted-average unvested shares subject to repurchase	—	(1)
Weighted-average number of shares used in computing basic and diluted net loss per share	23,932	16,488
Basic and diluted net loss per share	$(0.33)	$(1.32)

The following were excluded from the computation of diluted net loss per share for the periods presented because including them would have an antidilutive effect (in thousands):

	As of March 31,
	2010	2009
Options to purchase common stock	2,821	2,577
Common stock subject to repurchase	—	1
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	41	33
Restricted stock units	99	158
Warrants to purchase common stock	426	426

3.                 Stock-Based Compensation

We recognized stock-based compensation expense related to employee and director stock options, restricted stock units and stock purchase rights of $2.6 million and $2.5 million for the three months ended March 31, 2010 and 2009, under the authoritative guidance for share-based payments.  As of March 31, 2010, unrecognized compensation costs related to employee and director stock options and restricted stock units totaled $18.9 million. The cost is expected to be recognized over a weighted-average amortization period of 1.66 years.

4.                 Investments and Fair Value Measurements

The following is a summary of our available-for-sale marketable securities (in thousands):

	As of March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$4,201	$—	$—	$—	$4,201
Government securities	53,264	3	(27)	—	53,240
Auction rate securities	14,050	—	—	(2,542)	11,508
Total short-term investments	$71,515	$3	$(27)	$(2,542)	$68,949
Long-term investments:
Government securities	$13,057	$31	$(45)	$—	$13,043
Auction rate securities	4,700	—	—	(804)	3,896
Total long-term investments	$17,757	$31	$(45)	$(804)	$16,939

	As of December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$3,714	$—	$—	$—	$3,714
Government securities	20,006	3	—	—	20,009
Auction rate securities	14,125	—	—	(2,556)	11,569
Total short-term investments	$37,845	$3	$—	$(2,556)	$35,292
Long-term investments:
Government securities	$4,059	$—	$(58)	$—	$4,001
Auction rate securities	4,800	—	—	(823)	3,977
Total long-term investments	$8,859	$—	$(58)	$(823)	$7,978

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

Effective January 2010, we adopted the provisions of the authoritative guidance for improving fair value disclosures. Our cash equivalents and investments, other than ARS, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities.  The valuation technique we used to measure fair value of our Level 1 money market securities is a market approach, using prices and other relevant information generated by market transactions involving identical securities.  The types of investments that are generally classified within Level 2 of the fair value hierarchy include certificates of deposits and U.S. government securities.  The valuation technique we used to measure fair value of our Level 2 investments is a market approach, which we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical investments was not available, we used market pricing and other observable market inputs for similar investments obtained from various third party data providers. These inputs represent quoted prices for similar investments in active markets or these inputs have been derived from observable market data. Our investments in ARS and UBS AG of Series C-2 ARS Rights, or ARS Rights, are classified within Level 3 of the fair value hierarchy because of the lack of observable inputs.  The valuation technique we used to measure fair value of our Level 3 ARS and ARS Rights is an income approach, which we used a discounted cash flow analysis.  As of March 31, 2010, there were no transfers in and out between the fair value hierarchy Level 1, Level 2 and Level 3 and there were no changes in our valuation technique.  Our policy is to recognize transfers into or out of Level 3 classifications as of the actual date of the event or change in circumstances that caused the transfer.

ARS are structured to provide liquidity by an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are generally greater than one year.  Through mid-February 2008, every auction reset date of the ARS held by us was successful.  In mid-February, overall market liquidity concerns resulted in the failure of a majority of the auctions in the ARS markets. In the following month, approximately one-fifth of the auctions for ARS held by us were successful. Since mid-March 2008, the overall ARS markets have continued to deteriorate and the ARS held by us have failed in all but a single successful auction. During this period through March 31, 2010, the par value of our ARS holdings decreased by $11.0 million to $18.8 million primarily due to redemptions at par value by the issuers. Our sales or redemptions of ARS through March 31, 2010 have not resulted in any loss of principal, except for a $62,000 loss of par value upon acceptance of a tender offer below market.  The majority of the ARS held by us continue to pay interest, most recently in a range of 1-3%, though certain student loan issuances are temporarily at a zero coupon rate due to the particular interest provisions of the issuances. As of March 31, 2010, our $18.8 million of par value of ARS were comprised of $16.2 million of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a $2.6 million closed end preferred issuance. The ARS held by us are rated A through AAA by a major credit rating agency.

As a result of the continued auction market failures, quoted prices in active markets are not available. Due to the lack of observable inputs, we determined the fair value of our ARS at March 31, 2010 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. The analysis is based on dynamic market conditions and changes in our assumptions could lead to a significant change in determined value. Our analysis resulted in no net decrease in fair value of ARS for the three months ended March 31, 2010.  For the three months ended March 31, 2009, our analysis resulted in a net decrease in fair value of ARS totaling $160,000 that was deemed to be other-than-temporary and was recorded as impairment charges to other income (expense) net.  We do not intend to sell an impaired security and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. Upon sale or redemption, the other-than-impairment charges were reversed to the extent that the proceeds from the sale or redemption exceeded the fair value of the ARS. We reversed other-than-temporary impairment charges of $32,000 for the three months ended March 31, 2010.  For the three months ended March 31, 2009, there were no reversed other-than temporary impairment charges.

As a result of a settlement between various regulatory agencies, including the SEC, and UBS entities relating to sales and marketing practices of ARS, in October 2008, we received an offer from ARS Rights in connection with the $14.1 million of par value of ARS as of March 31, 2010 that were purchased through UBS.  In November 2008, we accepted the terms of the ARS Rights and delivered the required legal release of claims against the UBS entities. These ARS Rights give us the option to require UBS to repurchase, at par, the ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS. In connection with the ARS Rights, UBS also offered, through UBS Financial Services, Inc., an affiliate of UBS AG, a loan facility that allows draws of up to 75% of the stated value of our ARS portfolio, as determined by UBS Financial Services, Inc.  In December 2009, we obtained a loan of approximately $9.2 million, the full amount available under the loan. As of March 31, 2010, the balance of the loan was $9.0 million and classified as short-term debt. The loan is secured by the ARS and ARS Rights as collateral. The funds may be required to be repaid by UBS upon demand. See Note 5 — UBS Loan.

We determined that the ARS Rights do not meet the definition of a derivative security as described in the authoritative guidance for accounting for derivative instruments and hedging activities because the ARS Rights are non-transferrable, and we must tender the related ARS to receive the cash settlement.  Therefore, we elected to measure the ARS Rights separately under the authoritative guidance pertaining to the fair value option for financial assets and financial liabilities in order to partially offset the changes in the fair value of the ARS to the ARS Rights. We did not elect to adopt the guidance for the fair value option for financial assets and financial liabilities to measure financial instruments, except for the ARS Rights. We determined the fair value of our ARS Rights using a discounted cash flow analysis based on, among other things, the timing and likelihood of the recovery of the par value of the ARS from UBS. Our analysis resulted in no net increase in the fair value of our ARS Rights for the three months ended March 31, 2010.  For the three months ended March 31, 2009, our analysis resulted in a net increase in the fair value of our ARS Rights of $36,000 and was recorded as an other current asset with a corresponding credit to other income (expense), net. Upon sale or redemption of the related ARS, the fair value of our ARS Rights was decreased by $12,000 for the three months ended March 31, 2010 and was recorded as a charge to other income (expense), net. For the three months ended March 31, 2009, there was no decrease or charge to other income (expense), net.

The following table presents our investments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of March 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$61,878	$44,040	$17,838	$—
Short-term investments:
Certificates of deposit	$4,201	$—	$4,201	$—
Government securities	53,240	—	53,240	—
Auction rate securities	11,508	—	—	11,508
Total short-term investments	$68,949	$—	$57,441	$11,508
Long-term investments:
Government securities	$13,043	$—	$13,043	$—
Auction rate securities	3,896	—	—	3,896
Total long-term investments	$16,939	$—	$13,043	$3,896
ARS Rights	$2,324	$—	$—	$2,324

	As of December 31, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$112,510	$102,216	$10,294	$—
Short-term investments:
Certificates of deposit	$3,714	$—	$3,714	$—
Government securities	20,009	—	20,009	—
Auction rate securities	11,569	—	—	11,569
Total short-term investments	$35,292	$—	$23,723	$11,569
Long-term investments:
Government securities	$4,001	$—	$4,001	$—
Auction rate securities	3,977	—	—	3,977
Total long-term investments	$7,978	$—	$4,001	$3,977
ARS Rights	$2,337	$—	$—	$2,337

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of the period	$17,883	$20,026
Transfers in and/or out of Level 3	—	—
Total unrealized losses related to ARS
Included in net loss	—	(160)
Total realized gains related to ARS
Included in net loss	32	—
Total unrealized losses related to ARS Rights
Included in net loss	(12)	—
Total unrealized gains related to ARS Rights
Included in net loss	—	36
Settlements	(175)	—
Balance at end of the period	$17,728	$19,902

5.                 UBS Loan

In connection with the settlement with UBS AG relating to our ARS, we entered into a loan agreement with UBS Financial Services, Inc. an affiliate of UBS AG.  In December 2009, we obtained a loan of approximately $9.2 million, the full available amount. The loan is secured by the ARS and ARS Rights as collateral and is subject to collateral maintenance requirements. The loan amount was based on 75% of the fair value of the ARS as assessed by UBS at the time of the loan. This “no net cost loan” bears interest at a rate that will not exceed the average rate of interest paid on the pledged ARS such that the net interest cost to us will be zero. The loan is payable upon demand; however, UBS or its affiliates are required to provide us alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or terminated for cause by UBS.

As of March 31, 2010, the balance of the loan was $9.0 million and classified as short-term debt. For the three months ended March 31, 2010, we paid $26,000 of interest expense associated with the loan and received $102,000 in interest income from the collateralized ARS. As required by UBS, we applied the net interest received in and the proceeds from the sales and redemptions of ARS to the principal of the loan. As a result, the net interest earned of $76,000 and $75,000 from sales and redemptions was applied to the principal of the loan as of March 31, 2010. The carrying amount of the loan with UBS approximates its fair value due to the loan’s short-term nature.

Proceeds of sales of our ARS will first be applied to repayment of the loan with the balance, if any, for our account. We expect to repay the borrowed amounts with the proceeds from the repurchase of the ARS upon the exercise of the ARS Rights, which we are able to do beginning June 30, 2010.

6.                 Contingencies

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

In September 2004, we filed a civil complaint in the U.S. District Court for the Northern District of Illinois, or the Illinois case, against J&J alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, and for unjust enrichment and constructive trust. The complaint alleges that the Affymax Research Institute scientists are sole or co-inventors of the intellectual property in dispute, including the above-referenced J&J patents and patent applications, and that we are the sole or co-owner of them. The complaint also alleges that J&J breached the three-year Research and Development Agreement or the R&D Agreement between Affymax N.V. and a division of Ortho Pharmaceutical Corporation, a subsidiary of J&J, by, among other things, engaging in a course of conduct designed to obtain patents for itself and to deny Affymax N.V. patents on its scientists’ inventions. The complaint further alleges that we have suffered damages as a result of J&J’s breaches and that J&J has been unjustly enriched through its misconduct and should be subject to the imposition of a constructive trust.

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

In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel.  In July 2007, we filed an opposition to J&J’s motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J could obtain limited discovery on Hematide, but that J&J could not obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning.  The arbitration hearing is near completion and the decision is expected in second half of 2010. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on us because of legal costs, diversion of management resources and other factors.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

7.                 Development and Commercialization Agreements with Takeda

In February 2006, we granted an exclusive license to Takeda for development and commercialization of Hematide in Japan. Pursuant to this agreement, Takeda paid us approximately $27 million, consisting of $17 million in upfront licensing fees and approximately $10 million for the purchase of equity. In January 2007, Takeda paid us a $10 million cash milestone payment for the completion of the first Phase 1 trial of Hematide in Japan. In March 2010, Takeda paid us a $5 million cash milestone payment for the initiation of Japan’s Phase 3 renal indication.  In addition, we are eligible to receive clinical and regulatory milestone payments of up to an aggregate of $75 million upon Takeda’s successful achievement of clinical development and regulatory milestones in Japan. Takeda is responsible for all development and commercialization costs in Japan and will purchase the API for Hematide from us. Assuming Hematide is approved and launched in Japan, we will receive a royalty from Takeda on Hematide sales in Japan.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2009 and our unaudited condensed financial statements for the three month periods ended March 31, 2010.

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

Overview

We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, Hematide TM/peginesatide, is designed to treat anemia associated with chronic renal failure. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic renal failure, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may lead to chronic fatigue or increase the risk of other diseases or death. Currently recombinant EPO, or rEPO, is used to manage the anemia of dialysis, pre-dialysis and cancer patients. According to IMS Health Incorporated, rEPO generated $6.3 billion in the United States or U.S. revenues for 2009, of which we estimate that over one-half is attributable to use of rEPO in patients with chronic renal failure, and the remainder is attributable to other indications, primarily cancer patients. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Hematide is designed to be longer acting than currently marketed ESAs in the U.S. and therefore has the potential to offer both better care for patients and reduced cost and complexity for healthcare providers.

We recently completed treatment and follow up of patients with anemia associated with chronic renal failure in the Phase 3 clinical program for Hematide and expect to report top-line results in June 2010. Our Phase 3 clinical program included four open-label, randomized controlled clinical trials. Of these trials, two trials, called PEARL 1 and PEARL 2, were conducted in pre-dialysis patients and designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide. Analysis of efficacy and safety for all of the Phase 3 studies will be based on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint will be the mean change in hemoglobin from baseline. In addition, the assessment of safety will include a composite cardiovascular endpoint from a pooled safety database. To date, no ESA other than Hematide has been required to achieve this composite safety endpoint for initial regulatory approval.

To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and active pharmaceutical ingredient, or API, production, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. Since inception, we have incurred net losses and expect to incur substantial and increasing losses for the next several years in order to complete the development and commercialization of Hematide. As of March 31, 2010, we had an accumulated deficit of $382.7 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with United States or U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and the use of estimates are consistent with those noted in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Revenue

	Three Months Ended March 31,		% Increase/
	2010	2009	(Decrease)
	(in thousands, except percentages)
Collaboration revenue	$34,646	$25,849	34%
License and royalty revenue	4	4	0%
Total revenue	$34,650	$25,853	34%

We have recognized $34.6 million and $25.8 million of collaboration revenue during the three months ended March 31, 2010 and 2009, respectively.  The increase in collaboration revenue for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was due to the continued amortization of collaboration revenue under the Contingency-Adjusted Performance Model, or CAPM, from expense reimbursements and milestones received from Takeda in prior periods and increased recognition of payments received or due from Takeda in the current period as the estimated remaining development period continues to decrease.  In March 2010, we received a $5 million cash milestone payment from Takeda for the initiation of Japan’s Phase 3 renal indication. We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.  In the event our estimate of the development period were to extend past January 1, 2011, then the remaining deferred collaboration revenue would be recognized over a longer period.

Research and Development Expenses

	Three Months Ended March 31,		% Increase/
	2010	2009	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$33,093	$40,447	(18)%

The decrease in research and development expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to the completion of the treatment and follow up of our Phase 3 clinical trials at the start of 2010 and we expect such expenses in 2010 to continue to remain below 2009 levels.

General and Administrative Expenses

	Three Months Ended March 31,		% Increase/
	2010	2009	(Decrease)
	(in thousands, except percentages)
General and administrative expenses	$9,419	$7,417	27%

The increase in general and administrative expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was due to higher external commercial expenses. We expect to incur increasing general and administrative expenses in future periods to support our preparation for the New Drug Application, or NDA, for Hematide and expansion of commercial capabilities.

Interest Income (Expense), Net

	Three Months Ended March 31,		% Increase/
	2010	2009	(Decrease)
	(in thousands, except percentages)
Interest income (expense), net	$63	$401	(84)%

The decrease in interest income, net, was due primarily to lower interest rates during the three months ended March 31, 2010 compared to the same period in 2009.

Other Income (Expense), Net

	Three Months Ended March 31,		% Increase/
	2010	2009	(Decrease)
	(in thousands, except percentages)
Other income (expense), net	$(67)	$(161)	(58)%

Other income (expense), net, for the three months ended March 31, 2009 of $160,000 includes the other-than-temporary impairment charge related to the decrease in fair value of our investments in ARS in comparison to the three months ended March 31, 2010 which only reflects the subsequent adjustment to fair value.  Based on projected cash usage and the potential need to sell the ARS prior to the resumption of successful auctions or other liquidity events, we deemed the impairment as other-than-temporary and recorded the charge for the three months ended March 31, 2009.

Benefit for Income Taxes

	Three Months Ended March 31,		% Increase/
	2010	2009	(Decrease)
	(in thousands, except percentages)
Benefit for income taxes	$—	$(31)	100%

We are subject to federal and California income taxes.  We anticipate being in a net operating loss position for 2010 and therefore have not recorded any federal or California tax liability for the three months ended March 31, 2010.  We also did not record any tax liability for the three months ended March 31, 2009 due to the anticipated tax loss position for the year ended December 31, 2009.  We recorded a $31,000 federal tax benefit for the three months ended March 31, 2009 as a result of a research and development credit refund available to us pursuant to a provision within the American Recovery and Reinvestment Tax Act of 2009.

Liquidity and Capital Resources

	March 31,	December 31.
	2010	2009
	(in thousands)
Cash, cash equivalents, short-term investments	$137,137	$160,588
Working capital	$43,775	$57,018
Long-term investments	$16,939	$7,978

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$(14,700)	$(14,801)
Investing activities	$(42,917)	$28,837
Financing activities	$509	$41,603
Capital expenditures (included in investing activities above)	$(211)	$(112)

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through March 31, 2010, we have received net proceeds of $259.4 million from the issuance of equity securities, $122 million of upfront license fees, $15 million in milestone payments and $199.9 million for the reimbursement of development and commercial expenses and purchase of API from our collaboration agreements with Takeda. Takeda was responsible for the first $50 million of third party expenses related to the development in pursuit of U.S. regulatory approval of Hematide, which was fully utilized by both parties through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses, while we have been responsible for 30% of the expenses. We retain responsibility for 100% of our internal development expenses. In addition, third party expenses related to the commercialization of Hematide in the U.S. are equally shared by both parties and beginning in mid-2010, certain employee expenses related to commercialization will also be equally shared.

Net cash used in operating activities for the three months ended March 31, 2010 and 2009 reflects net losses for the periods generated primarily by the development of Hematide. The net losses for the three months ended March 31, 2010 and 2009 were reduced in part by non-cash activities including stock-based compensation, depreciation and amortization. The three months ended March 31, 2009 reflects the benefit of increasing liabilities due to the lag in payments relative to expense of our Phase 3 clinical trials for Hematide in comparison to the three months ended March 31, 2010, which includes the payment of a portion of our accrued clinical trial expenses. In addition to the reimbursement received from Takeda, we received a $5 million cash milestone payment for the initiation of Japan’s Phase 3 renal indication for the three months ended March 31, 2010.  We are eligible to receive additional clinical development and regulatory milestones from Takeda of approximately $228 million relating to the renal program, including milestone payments upon completion of database lock of the Phase 3 clinical trials of $30 million for dialysis and pre-dialysis, $20 million milestone payments upon FDA acceptance of the submission of the NDA and $95 million of milestone payments upon approval by the FDA in dialysis and pre-dialysis indications. Further, we may receive from Takeda up to an aggregate of $150 million upon the achievement of certain worldwide annual net sales milestones.

Net cash used in investing activities for the three months ended March 31, 2010 and net cash provided by investing activities for the three months ended March 31, 2009 was a result of maturities and sales of investments offset by the net purchase of investments using the proceeds from our financings and purchases of capital expenditures.

Net cash provided by financing activities for the three months ended March 31, 2010 was primarily attributable to the proceeds from issuance of common stock upon exercise of stock options offset by repayment of $151,000 towards the UBS loan.  Net cash provided by financing activities for the three months ended March 31, 2009 was primarily attributable to the $41.6 million of net proceeds from the private placement and proceeds from issuance of common stock upon exercise of stock options offset by principal payments under the capital lease obligations. The private placement also included warrants to purchase 423,971 shares of common stock at $16.78 that are exercisable and expire in March 2014.

In addition to the financing activities noted above, in September 2009 we obtained an equity line of credit arrangement, with Azimuth Opportunity Ltd., or Azimuth, that provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $60.0 million worth of shares of our common stock over the 24-month term of the purchase agreement. The term of the purchase agreement ends October 1, 2011. To date, there have been no purchases by Azimuth under this agreement.

As of March 31, 2010, we had $154.1 million in unrestricted cash, cash equivalents and short-term and long-term investments.  Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, certificates of deposit, money market funds and ARS. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

Included in our investments as of March 31, 2010 were ARS with a fair value totaling $15.4 million that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a closed end preferred issuance. The ARS held by us are rated A through AAA by a major credit rating agency. ARS are structured to provide liquidity by an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are significantly greater than one year.  The overall ARS market deteriorated in early 2008, and the ARS held by us have failed in all but a single auction since mid-March 2008.

We determined the fair value of our ARS at March 31, 2010 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. Our analysis resulted in a net decrease in fair value of ARS totaling $3.3 million through March 31, 2010.  The decrease in fair value was deemed to be other-than-temporary and was recorded as an impairment charge to other income (expense), net.  We do not intend to sell an impaired security and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis.  Our analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in impairments in future periods.

In November 2008, UBS AG issued us ARS Rights in connection with the $14.1 million of par value of ARS we own as of March 31, 2010. The ARS Rights are not transferable and give us the option to require UBS to repurchase, at par, our ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS. We determined the value of the ARS Rights was $2.3 million as of March 31, 2010 using a discounted cash flow analysis based on, among other things, the timing and likelihood of the recovery of the par value of the ARS from UBS. We recorded the fair value of the ARS Rights as an other current asset with a corresponding credit to other income (expense), net, partially offsetting the unrecognized losses incurred to date on the related ARS.  We anticipate that future changes in the fair value of the ARS Rights will be offset by the changes in the fair value of related ARS with no material net impact to net loss. In connection with ARS rights, UBS made available loans to eligible borrowers. In December 2009, we obtained a loan from UBS Financial Services, Inc., an affiliate of UBS AG, of approximately $9.2 million, the full available amount. As of March 31, 2010, the balance of the loan was $9.0 million and classified as short-term debt. The loan is secured by the ARS and ARS Rights as collateral. The funds may be required to be repaid by UBS upon demand and therefore, may be unavailable to support our operations if needed.  See Note 5 to our Condensed Financial Statements — UBS Loan.

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

Our future capital requirements will depend on many forward looking factors and are not limited to the following:

•       the progress, timing and completion of development activities including pre-clinical studies and clinical trials for Hematide;

•       our ability to maintain and achieve milestones under our collaboration agreements with Takeda;

•       costs of litigation;

•       outcome, timing and cost of obtaining regulatory approvals;

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

Recent Accounting Pronouncements

For additional information on our recent accounting pronouncements, please refer to the discussion in “Recent Accounting Pronouncements” under Note 2 of the Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q and Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of March 31, 2010, we had fair value of ARS totaling $15.4 million that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a closed end preferred issuances. The ARS held by us are rated A through AAA by a major credit rating agency. Based on overall market liquidity concerns, we determined that there was a net decrease in fair value of ARS totaling $3.3 million through March 31, 2010.

In December 2009, we obtained a loan of $9.2 million under ARS rights from UBS. As of March 31, 2010, the balance of the loan was $9.0 million and classified as short-term debt. The loan bears interest at a rate that will not exceed the average rate of interest paid on the collateralized ARS such that the net interest cost to us will be zero. The weighted-average interest rate on the loan was 1.31% as of March 31, 2010.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2010. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

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

On April 12, 2006, we filed a demand for arbitration with the AAA claiming that we are the owner or co-owner of the intellectual property in dispute and alleging claims for correction of inventorship and ownership of the above-referenced patents and patent applications assigned to J&J, for corresponding declaratory and injunctive relief, for breach of contract, for unjust enrichment and constructive trust, and for breach of fiduciary duty. On May 8, 2006, J&J filed its answer and counterclaims, substantially restating their allegations made in the U.S. and German courts. In April 2007, we filed an amended demand for arbitration. In June 2007, J&J filed an amended counterdemand. The AAA has appointed a panel of arbitrators, and the arbitration has commenced.  The parties have conducted discovery. In June 2007, J&J filed a motion to compel discovery of information relating to Hematide and then filed a substitute motion to compel.  In July 2007, we filed an opposition to J&J’s motion to compel and a motion for protective order. In September 2007, the arbitrators ruled that J&J could obtain limited discovery on Hematide, but that J&J could not obtain discovery on Hematide product formulas, sequences, laboratory notebooks containing such information, experimental results, clinical trial results and strategies, or internal business planning. The arbitration hearing is near completion and the decision is expected in second half of 2010. The outcome of the matter is uncertain and regardless of outcome, the matter may have an adverse impact on us because of legal costs, diversion of management resources and other factors.

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

We recently completed treatment and follow up of patients with anemia associated with chronic renal failure in the Phase 3 clinical program for Hematide. We expect to report top-line results in June 2010, but there can be no assurance that we will be able to do so.  In addition, as previously disclosed, the completion of treatment of patients on Hematide in the Phase 3 clinical program was based on estimates of the rate of accrual of cardiovascular events. If our estimate of the event rate proves to be inaccurate, then we may not have accumulated sufficient events for the composite safety endpoint analysis to meet the pre-defined non-inferiority criteria, which could result in a possible failure of our clinical program. Even if the cardiovascular events accrued at the estimated rate, we could still fail to establish that Hematide is non-inferior to the comparator drugs upon analysis of the data from our Phase 3 clinical program. To date, no ESA other than Hematide has been required to achieve this composite safety endpoint for initial regulatory approval.

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

•       risks associated with data integrity and difficulty in obtaining complete and accurate data on a timely basis which may result from our large and complex Phase 3 trial design whereby all patients end treatment in each trial in the same timeframe or for a variety of other reasons, including shortage of resources, delays in data entry, inaccurate or inconsistent data entry, failure to follow the clinical trial protocols, inadequate monitoring or training of sites, delays or failures to establish adequate procedures or corrective actions, problems maintaining contact with patients after treatment or as a consequence of the open-label, non-inferiority design of the Phase 3 trials;

•       inadequate effectiveness or safety concerns arising from clinical trials or pre-clinical studies, including the carcinogenicity studies;

•       the failure of patients to complete clinical trials due to death or the length of our clinical program, side effects, dissatisfaction with Hematide or other reasons including adverse medical effects unrelated to treatment with Hematide;

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

The results from earlier pre-clinical testing and prior clinical trials may not be predictive of results obtained in other pre-clinical models, which we are continuing to conduct, or later and larger clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing promising results in earlier clinical trials. Even if top-line results from our Phase 3 clinical program appear to be favorable, further analysis, regulatory inspections or additional data may reveal that the results are not as favorable as originally analyzed for example, due to negative imbalances in safety events, which could give rise to safety concerns whether or not they are statistically significant, or due to potential issues surrounding data quality, which may be of greater concern for non-inferiority designed trials, and negatively impact the ultimate acceptability of the data for regulatory approval. As noted in the FDA’s March 2010 draft Guidance for Industry Non-inferiority Clinical Trials, there is a critical need for particular attention to study quality and conduct when planning and executing a non-inferiority study, as poor quality can sometimes lead to an apparent finding of non-inferiority that is incorrect. The FDA appears to be increasing its focus on clinical data quality which may delay or increase the risk of failure to obtain regulatory approval.  For example, in late 2009, Basilea Pharmaceutica AG failed to obtain approval for ceftobiprole from the FDA as the agency cited unreliable or unverifiable data and inadequate monitoring on the part of sponsor Johnson & Johnson as the basis for the agency’s decision. Our failure to adequately demonstrate the safety and effectiveness of Hematide will prevent us from receiving regulatory approval and will have a material adverse impact our business.

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

In January 2010, FDA officials recently published an editorial in the New England Journal of Medicine entitled “Erythropoiesis-Stimulating Agents — Time for a Reevaluation” and announced that it anticipates convening a public advisory committee meeting later this year to evaluate the use of ESAs in the treatment of anemia due to chronic kidney disease.  The editorial noted that a number of randomized trials, including TREAT, have attempted to show that using ESAs to raise hemoglobin concentrations to higher targets improves clinical outcomes but rather have suggested the opposite. Accordingly, the article indicates that more conservative hemoglobin targets (well below 12 g per deciliter), more frequent hemoglobin monitoring, and more cautious dosing, should be evaluated.

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

The TREAT results and the FDA’s recent actions, including plans to convene another advisory committee, represent additional challenges to the ESAs as a class and increases the uncertainty associated with Hematide’s regulatory approval.  Even prior to these recent events, for the last several years, the FDA, the medical community, and others have recently raised significant safety concerns relating to commercially available ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. These concerns have resulted in a number of negative actions affecting the market for ESAs particularly in oncology, including the following:

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

Safety concerns have significantly reduced the market for ESAs in recent years. As the perception of the risks of ESA usage continues to increase with the controversy surrounding the recent TREAT results, the concerns are likely to further negatively impact the use of ESAs and the commercial potential of Hematide. The FDA has announced plans to convene an advisory committee to re-evaluate the use of ESAs in the treatment of anemia in chronic kidney disease. The FDA may further lower target hemoglobin levels and other actions that may limit the use of ESAs in chronic kidney disease potentially beyond pre-dialysis patients to dialysis as well. In additional to potential FDA action to limit use of ESAs, CMS convened a meeting of the Medicare Evidence Development & Coverage Advisory Committee (MedCAC) to review the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease and considered the results of the TREAT study among others. Any action by FDA to further restrict ESA use or decrease reimbursement coverage by CMS could have a materially negative impact on the size of the ESA market in the United States and reduce the overall size of the market Hematide is expected to compete in at the time of launch. Not only may a small imbalance in safety events or unfavorable signal or trend against Hematide increase FDA approval risk or the risk of Hematide obtaining reimbursement, but any negative perception of Hematide’s safety relative to other ESAs could keep us from successfully commercializing Hematide.

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

We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At March 31, 2010, we had an accumulated deficit of $382.7 million. Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to:

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

Since mid-March 2008, the overall ARS market has continued to deteriorate and our ARS have failed in all but a single auction. Accordingly, we have recorded a $3.3 million net reduction of fair value of ARS through March 31, 2010.  As of March 31, 2010, the fair value of our ARS was $15.4 million. Our valuation analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in additional impairments in future periods. We may also be required to sell these investments at prices significantly below par or assessed fair value. There can be no assurance as to the timing of when, or if the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs. If we are unable to liquidate our ARS to obtain funds when needed we may be unable to fund our operations. We have entered into a settlement agreement with UBS AG relating to the failed auctions of our ARS through which UBS AG and its affiliates may provide us with additional funds based on these ARS. However, if we are unable to access the funds underlying or secured by these investments in a timely manner, we may need to find alternate sources of funding for certain of our operations, which may not be available on favorable terms, or at all, and our business could be adversely affected.

In accepting the settlement offer from UBS AG relating to the failed auctions of our ARS, we agreed to give up certain rights and accept certain risks. Under this settlement, UBS AG issued us ARS Rights. The ARS Rights are not transferable and give us the option to require UBS to repurchase at par our ARS beginning on June 30, 2010, and prior to such date, UBS has the option to buy, at par, the ARS. As part of the settlement, UBS is also making available loans to eligible borrowers, potentially up to 75% of the fair value of the ARS as determined by UBS, which would be secured by the ARS. In December 2009, we obtained a loan from UBS Financial Services, Inc., an affiliate of UBS AG, of approximately $9.2 million, the full available amount. As of March 31, 2010, the balance of the loan was $9.0 million and classified as short-term debt. However, such funds may be required to be repaid by UBS upon demand and therefore, may be unavailable to support our operations if needed.

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

We have initiated binding arbitration and related litigation with J&J over the ownership of a number of U.S. and international patents and patent applications related to certain EPO-R agonists, or the “intellectual property in dispute.” We believe that we are the sole owner or co-owner of the intellectual property in dispute. J&J, on the other hand, alleges that it is the sole owner or co-owner of the intellectual property in dispute, including several U.S. patents on which we are currently named as sole owner that relate to specified peptide compounds. Although we believe our position in this dispute is meritorious and that we have substantial defenses to J&J’s counterclaims, litigation is time consuming and expensive and the outcome is inherently uncertain. A number of outcomes in the dispute is possible, including, without limitation, the possibility that we lose or do not acquire specific patents and patent rights in the ESA field, J&J obtains or retains specific patents and patent rights in the ESA field or we become liable for damages, attorneys’ fees and costs. Moreover, if the arbitration panel were to determine that J&J is the sole owner of one or more of the disputed patents, J&J may seek to assert such patents against us in the U.S., Europe and elsewhere.

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

We anticipate that, if approved, Hematide would compete with EPOGEN and Aranesp, which are both marketed by Amgen, PROCRIT, which is marketed by Ortho Biotech Products, L.P. (a subsidiary of J&J), NeoRecormon and Mircera, which are currently marketed outside the U.S. by Roche. Aranesp is approved for once-monthly dosing for treatment of anemia in pre-dialysis patients in Europe. In the U.S., Amgen is reportedly in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in pre-dialysis patients. If Amgen is successful in obtaining approval for once-monthly dosing or our competitors’ products are administered in practice on a less frequent basis than prescribed by their labels, the market for Hematide may be decreased. In addition, Roche’s Mircera has recently launched in Europe. Mircera reportedly has greater plasma stability and is longer acting than any rEPO product that is currently on the market. As a result of the patent litigation between Roche and Amgen, Mircera has been found to infringe several U.S. patents owned by Amgen and has been enjoined from being sold in the U.S. until the expiration of these patents in mid-2014 under a limited license. If Mircera enters the U.S. market before Hematide or upon its entry, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide, because of its ability to be longer acting. In addition, Merck has announced plans to develop its own version of EPO in yeast cells instead of mammalian cells which, if successful, may permit Merck to launch its product prior to the expiration of Amgen’s U.S. patents. Other potential competitors, including FibroGen, Inc., are developing small molecules designed to promote the production of greater levels of naturally-occurring EPO in patients. The introduction of biosimilars into the ESA market, or new market entrants, could also prove to be a significant threat to us as it could not only limit the market for Hematide, but could also drive down the price of ESAs.

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

In addition, in response to the FDA’s recent black box warning and public health advisories, CMS has recently significantly restricted coverage of ESAs. In July 2007, CMS issued its National Coverage Decision Memorandum for Use of Erythropoiesis Stimulating Agents in Cancer and Neoplastic Conditions, or the National Coverage Decision, that determined that ESA treatment was not reasonable or necessary for certain medical conditions, including any anemia of cancer not related to cancer treatment, among others. The National Coverage Decision also established the ESA reimbursement policy for Medicare and other government beneficiaries who are treated for chemotherapy-induced anemia and contains a coverage restriction for hemoglobin levels greater than 10g/dL, which has had a material adverse effect on the use of ESAs. In July 2007, CMS also issued revisions to its reimbursement policies for the use of ESAs for end stage renal disease in cases where hemoglobin levels exceed 13 g/dL and also decreased the monthly dosing limits. In July 2008, CMS announced that ESAs are a potential topic for another National Coverage Decision citing adverse effects in cancer and chronic kidney disease patients, including dialysis patients while noting the large costs but uncertain benefits. In March 2010, CMS convened a MedCAC meeting to review the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease.  Independent of any additional action the FDA may take as to ESAs, CMS may further decrease coverage which could have a materially negative impact on the size of the ESA market in the United States and reduce the overall size of the market Hematide is expected to compete in at the time of launch.

As a result of these reimbursement and other legislative proposals and the trend towards managed health care in the U.S., third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide any coverage of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, major third party payors have begun to follow CMS’s restrictive reimbursement policies, which has further decreased the market for ESAs. As a result, significant uncertainty exists as to whether and how much third party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

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

If these third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols or regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our pre-clinical development activities or clinical trials may be extended, delayed, suspended, terminated or negatively impact the quality and acceptability of the data. If any of these events occur, we may not be able to obtain regulatory approval of Hematide.

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

We currently have no sales, marketing or distribution capabilities. To commercialize Hematide , we must either develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market Hematide directly, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Factors that may inhibit our efforts to commercialize Hematide directly or indirectly with Takeda include:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Arlene Morris, our Chief Executive Officer, and Dr. Anne-Marie Duliege, our Chief Medical Officer. The loss of services of Ms. Morris, Dr. Duliege, or one or more of our other members of senior management could delay or prevent the successful completion of our development or the commercialization of Hematide.

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

•       the FDA might not approve our or our third party manufacturer’s processes or facilities; or

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

The trading price of our common stock has been highly volatile. For the 52 weeks ended April 30, 2010, the price ranged between a high of $25.64 per share and a low of $15.00 per share. Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). An ownership change could limit our ability to utilize our NOL and tax credit carryforwards for taxable years including or following such “ownership change.” It is possible that transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. Limitations imposed on the ability to use NOLs and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than would otherwise be required if such limitations were not in effect and could cause such NOLs and tax credits to expire unused, in each case reducing or eliminating the benefit of such NOLs and tax credits. Similar rules and limitations may apply for state income tax purposes.

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

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-136125) and a Registration Statement on Form S-1 filed pursuant to Rule 462(b) (File No. 333-139363) that were declared effective by the Securities and Exchange Commission on December 14, 2006. We registered 4,255,000 shares of our common stock for an aggregate offering price of $106,375,000, all of which were sold. After deducting expenses, we received net offering proceeds of approximately $96 million from our initial public offering. As of March 31, 2010, approximately $30.7 million of aggregate net proceeds from our initial public offering are maintained in investment accounts and we have used the remaining proceeds of approximately $65.4 million to fund our development of Hematide and other working capital and general corporate purposes, including the expansion of commercial capabilities.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2010.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are being filed as part of this report:

3.3	Amended and Restated Certificate of Incorporation (1)
3.5	Amended and Restated Bylaws (2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate (1)
4.3	Warrant to purchase shares of Series C Preferred Stock (1)

4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)
4.5	Form of Warrant to purchase shares of Common Stock (3)
10.34+	Executive Employment Agreement, dated February 19, 2010 by and between the Registrant and John A. Orwin
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

+  Indicates management contract or compensatory plan.

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

AFFYMAX, INC.

	By:	/s/ ARLENE M. MORRIS
Dated: May 5, 2010		Arlene M. Morris Chief Executive Officer and Member of the Board of Directors

	By:	/s/ PAUL B. CLEVELAND
Dated: May 5, 2010		Paul B. Cleveland Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation (1)
3.5	Amended and Restated Bylaws (2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate (1)
4.3	Warrant to purchase shares of Series C Preferred Stock (1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)
4.5	Form of Warrant to purchase shares of Common Stock (3)
10.34+	Executive Employment Agreement, dated February 19, 2010 by and between the Registrant and John A. Orwin
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

+  Indicates management contract or compensatory plan.

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