Form 10-Q
period 2010-06-30
AFFYMAX INC
filed 2010-08-05
CIK 1158223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 31, 2010, 24,369,977 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFYMAX, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$64,178	$125,296
Short-term investments	77,651	35,292
Receivable from Takeda	10,275	18,561
Income taxes receivable	125	1,443
Deferred tax assets	1,443	1,443
Prepaid expenses and other current assets	8,465	8,704
Total current assets	162,137	190,739
Property and equipment, net	4,682	5,469
Restricted cash	1,135	1,135
Long-term investments	15,132	7,978
Deferred tax assets, net of current	5,797	5,797
Other assets	253	392
Total assets	$189,136	$211,510
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,467	$464
Accrued liabilities	11,528	12,594
Accrued clinical trial expenses	30,690	39,499
Deferred revenue	44,054	71,972
UBS loan	5,378	9,192
Total current liabilities	94,117	133,721
Long-term income tax liability	9,425	9,425
Other long-term liabilities	1,454	1,459
Total liabilities	104,996	144,605
Contingencies (Note 6)
Stockholders’ equity
Common stock	24	24
Additional paid-in capital	449,483	441,795
Accumulated deficit	(365,413)	(374,859)
Accumulated other comprehensive income (loss)	46	(55)
Total stockholders’ equity	84,140	66,905
Total liabilities and stockholders’ equity	$189,136	$211,510

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Collaboration revenue	$54,341	$26,918	$88,987	$52,767
License and royalty revenue	5	5	9	9
Total revenue	54,346	26,923	88,996	52,776
Operating expenses:
Research and development	28,909	40,778	62,002	81,225
General and administrative	8,172	8,689	17,591	16,106
Total operating expenses	37,081	49,467	79,593	97,331
Income (loss) from operations	17,265	(22,544)	9,403	(44,555)
Interest income	83	261	180	662
Interest expense	(35)	(1)	(69)	(1)
Other income (expense), net	(1)	161	(68)	—
Net income (loss) before benefit for income taxes	17,312	(22,123)	9,446	(43,894)
Benefit for income taxes	—	(31)	—	(62)
Net income (loss)	$17,312	$(22,092)	$9,446	$(43,832)
Net income (loss) per share:
Basic	$0.71	$(1.17)	$0.39	$(2.48)
Weighted-average number of shares used in computing basic net income (loss) per share	24,219	18,894	24,076	17,698
Diluted	$0.70	$(1.17)	$0.38	$(2.48)
Weighted-average number of shares used in computing diluted net income (loss) per share	24,736	18,894	24,676	17,698

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$9,446	$(43,832)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,110	999
Amortization of discount/premium on investments	380	38
Stock-based compensation expense	4,827	5,625
Gain on disposal of property and equipment	—	14
Other-than-temporary impairment on investments	—	133
Realized gain on investments	(695)	—
Unrealized (gain) loss on auction rate securities rights	604	(49)
Changes in operating assets and liabilities:
Receivable from Takeda	8,286	3,522
Income taxes receivable	1,318	355
Prepaid expenses and other current assets	239	23
Other assets	139	832
Accounts payable	2,003	4,527
Accrued liabilities	(1,066)	767
Accrued clinical trial expenses	(8,809)	5,787
Income taxes payable	—	(163)
Deferred revenue	(27,918)	(14,487)
Long-term income tax liability	—	13
Other long term liabilities	(5)	(59)
Net cash used in operating activities	(10,141)	(35,955)
Cash flows from investing activities
Purchases of property and equipment	(323)	(518)
Purchases of investments	(80,479)	(4,337)
Proceeds from sales of investments	3,817	150
Proceeds from maturities of investments	26,961	50,050
Proceeds from sale of property and equipment	—	15
Net cash provided by (used in) investing activities	(50,024)	45,360
Cash flows from financing activities
Repurchase of common stock	—	(1)
Proceeds from issuance of common stock upon exercise of stock options	2,233	461
Proceeds from issuance of common stock under employee stock purchase plan	628	107
Proceeds from common stock and warrants issued upon private placement, net of issuance costs	—	41,567
Repayment of UBS loan	(3,814)	—
Net cash provided by (used in) financing activities	(953)	42,134
Net increase (decrease) in cash and cash equivalents	(61,118)	51,539
Cash and cash equivalents at beginning of the period	125,296	24,046
Cash and cash equivalents at end of the period	$64,178	$75,585

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                 The Company

Affymax, Inc., a Delaware corporation, was incorporated on July 20, 2001. We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, Hematide TM/peginesatide (USAN or nonproprietary name), is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. As previously reported in our Current Report on Form 8-K dated June 21, 2010, we recently announced preliminary top-line results from the Hematide Phase 3 clinical program for the treatment of patients with anemia associated with chronic renal failure.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) plus the change in unrealized gains and losses on investments. At each balance sheet date presented, our accumulated other comprehensive income (loss) consists solely of unrealized gains and losses on investments. Comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$17,312	$(22,092)	$9,446	$(43,832)
Decrease (increase) in unrealized gains (losses) on investments	155	(65)	193	(436)
Reclassification adjustment for (gains) losses on investments recognized in earnings	(71)	(41)	(91)	83
Comprehensive income (loss)	$17,396	$(22,198)	$9,548	$(44,185)

Concentration of Risk and Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and investments. We deposit excess cash in accounts with three major financial institutions in the U.S. Deposits in these banks may exceed the amount of insurance provided on such deposits. We have not experienced any realized losses on our deposits of cash and cash equivalents. Although our guideline for investment of excess cash is designed to maintain safety and liquidity through our policies on diversification and investment maturity, as of June 30, 2010, we held fair value of investments in auction rate securities, or ARS, totaling $12.3 million that have failed in auctions and all were subsequently sold in July 2010.

At June 30, 2010, we had an accumulated deficit of $365.4 million. Due to the recognition of revenues from milestone payments from our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, we were profitable in the three and six months ended June 30, 2010.  Prior to the three and six month periods ended June 30, 2010, we had incurred net losses since our inception. We continue to expect to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the development and commercialization of Hematide. In addition, we have generated no revenue from product sales to date and we have funded our operations to date principally from our collaboration agreements with Takeda and the sale of equity securities. There can be no assurance that such financing will be available or will be at terms acceptable to us.

Our accounts receivable balance contains receivables in connection with our two separate collaboration agreements, or the Arrangement, with Takeda.  We have not experienced any credit losses from our Arrangement with Takeda and none are expected. We do not require collateral on our receivable.

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

In April 2010, the FASB issued ASU No. 2010-17, revenue recognition — milestone method (Topic 605), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  However, the FASB clarified that, even if the requirements in ASU No. 2010-17 are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.

We are currently assessing the potential impact that the adoption of ASU No. 2010-17 will have on our financial statements.

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

We evaluated the multiple elements under the combined single arrangement in accordance with the provisions of the guidance for revenue arrangements with multiple deliverables. We recognize revenue using the Contingency-Adjusted Performance Model, or CAPM. Under CAPM, revenue is eligible for recognition in the period the payment is earned under the Arrangement including amounts that are either received or due from Takeda. Revenue initially recognized is based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment is earned in relation to the total projected development period.  The remaining portion of the payment is then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement.  Payments during the development period include amounts due for upfront license fees, milestone payments earned, purchases of active pharmaceutical ingredient, or API, and reimbursement of development and commercial expenses.  We had previously estimated the development period to end on January 1, 2011. Based on the announcement on June 21, 2010 of our top-line results from our Phase 3 clinical program, we re-evaluated our development period and determined that the development period is now estimated to end in the first half of 2011.  The extension of the development period will result in the remaining deferred collaboration revenue to be recognized over a longer period. The change in estimate resulted in a decrease to revenue recognized by $961,000 or $0.04 per share for the three and six months ended June 30, 2010. During the development period, we expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods. Included in the reimbursable expense is the cost of API that we manufacture and supply to Takeda during the development period, which we will also supply during the commercialization period. Further changes in the estimated term of the development period could materially affect the amount of collaboration revenue recognized in future periods.

We have recognized $54.3 million and $26.9 million of collaboration revenue during the three months ended June 30, 2010 and 2009, respectively, and $89.0 million and $52.8 million for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, the amount receivable from Takeda was $10.3 million.

Clinical Trial Expense and Accruals

We record expense for estimated clinical study external costs, which are a significant component of research and development, or R&D, expense. These clinical trial costs were $10.1 million and $23.8 million during the three months ended June 30, 2010 and 2009, respectively, and $23.1 million and $48.2 million during the six months ended June 30, 2010 and 2009, respectively. Clinical studies are administered by third-party contract research organizations, or CROs. CROs typically perform most of the total start-up activities for the trials, including document preparation, site identification, pre-study visits, training as well as on-going program management. For the Phase 3 studies, which represent the vast majority of the clinical trial expense, the expense recorded is based on reporting received from CROs and internal analyses. We accrue costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is based on internal estimates of activities using patient enrollment and contractual or estimated rates. For the Phase 2 studies, the expense is activities based such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred. For all studies, CRO reporting is reviewed by us for appropriateness.

There is a significant degree of estimation involved in quantifying the expense associated with the clinical trial activity. The complexity and magnitude of the activities and, as such, the expense can be significant and subject to frequent change, especially for our Phase 3 trials, which may require negotiation or amendment of our CRO contracts from time to time. The activities in our trials are performed globally, in many sites and countries, involving numerous CROs and third parties. If we do not receive complete and accurate information from the CRO or third parties on a timely basis or correctly estimate the outcome of negotiations or activity levels, we may have to record adjustments, which could potentially impact R&D expense in subsequent periods. During the three months ended March 31, 2010, we concluded negotiations and finalized amendments for activities completed in 2009 resulting in adjustments to estimates recorded in our expense for the year ended December 31, 2009. These changes in estimate decreased expense by $553,000 or $0.02 per share in the three months ended March 31, 2010. Additional changes in estimate may result as the reconciliation activities are completed on our clinical trials.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period less the weighted-average unvested shares subject to repurchase, without consideration for potential common shares.

Diluted net income (loss) per share is computed similarly to basic net income (loss) per share, except that the denominator is increased to include all dilutive potential common shares using the treasury stock method.  For purposes of this calculation, options to purchase common stock, common stock issuable pursuant to the 2006 Employee Stock Purchase Plan, restricted stock units and warrants are considered to be potential common shares and are only included in the calculation of diluted income (loss) per share when their effect is dilutive. The computations for basic and diluted net income (loss) per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Numerator:
Net income (loss) used in basic and diluted	$17,312	$(22,092)	$9,446	$(43,832)
Denominator:
Weighted-average shares outstanding used in basic	24,219	18,895	24,076	17,699
Less: Weighted-average unvested shares subject to repurchase	—	(1)	—	(1)
Weighted-average number of shares used in computing basic net income (loss) per share	24,219	18,894	24,076	17,698
Dilutive effect of:
Options to purchase common stock	388	—	455	—
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	—	—	2	—
Restricted stock units	41	—	53	—
Warrants to purchase common stock	88	—	90	—
Weighted-average number of shares used in computing diluted net income (loss) per share	24,736	18,894	24,676	17,698
Basic net income (loss) per share	$0.71	$(1.17)	$0.39	$(2.48)
Diluted net income (loss) per share	$0.70	$(1.17)	$0.38	$(2.48)

The following were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options to purchase common stock	1,791	2,582	1,711	2,582
Common stock subject to repurchase	—	1	—	1
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	1	13	—	13
Restricted stock units	—	107	—	107
Warrants to purchase common stock	—	426	—	426

3.                 Stock-Based Compensation

We recognized stock-based compensation expense related to employee and director stock options, restricted stock units and stock purchase rights of $2.9 million and $2.3 million for the three months ended June 30, 2010 and 2009, respectively, and $5.5 million and $4.8 million for the six months ended June 30, 2010 and 2009, respectively, under the authoritative guidance for share-based payments.  As of June 30, 2010, unrecognized compensation costs related to employee and director stock options and restricted stock units totaled $21.2 million. The cost is expected to be recognized over a weighted-average amortization period of 1.87 years.

4.                 Investments and Fair Value Measurements

The following is a summary of our available-for-sale marketable securities (in thousands):

	As of June 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$3,487	$—	$—	$—	$3,487
Government securities	65,664	12	(14)	—	65,662
Auction rate securities	10,400	—	—	(1,898)	8,502
Total short-term investments	$79,551	$12	$(14)	$(1,898)	$77,651
Long-term investments:
Government securities	$11,270	$49	$(1)	$—	$11,318
Auction rate securities	4,600	—	—	(786)	3,814
Total long-term investments	$15,870	$49	$(1)	$(786)	$15,132

	As of December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$3,714	$—	$—	$—	$3,714
Government securities	20,006	3	—	—	20,009
Auction rate securities	14,125	—	—	(2,556)	11,569
Total short-term investments	$37,845	$3	$—	$(2,556)	$35,292
Long-term investments:
Government securities	$4,059	$—	$(58)	$—	$4,001
Auction rate securities	4,800	—	—	(823)	3,977
Total long-term investments	$8,859	$—	$(58)	$(823)	$7,978

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

Effective January 2010, we adopted the provisions of the authoritative guidance for improving fair value disclosures. Our cash equivalents and investments, other than ARS, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities.  The valuation technique we used to measure fair value of our Level 1 money market securities is a market approach, using prices and other relevant information generated by market transactions involving identical securities.  The types of investments that are generally classified within Level 2 of the fair value hierarchy include certificates of deposits and U.S. government securities.  The valuation technique we used to measure fair value of our Level 2 investments is a market approach, which we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical investments was not available, we used market pricing and other observable market inputs for similar investments obtained from various third party data providers. These inputs represent quoted prices for similar investments in active markets or these inputs have been derived from observable market data. Our investments in ARS and ARS Rights are classified within Level 3 of the fair value hierarchy because of the lack of observable inputs.  The valuation technique we used to measure fair value of our Level 3 ARS and UBS AG of Series C-2 ARS Rights, or ARS Rights, is an income approach, which we used a discounted cash flow analysis.  As of June 30, 2010, there were no transfers in and out between the fair value hierarchy Level 1, Level 2 and Level 3 and there were no changes in our valuation technique.  Our policy is to recognize transfers into or out of Level 3 classifications as of the actual date of the event or change in circumstances that caused the transfer.

ARS are structured to provide liquidity by an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are generally greater than one year.  Through mid-February 2008, every auction reset date of the ARS held by us was successful.  In mid-February, overall market liquidity concerns resulted in the failure of a majority of the auctions in the ARS markets, which continued until the current date. The majority of the ARS held by us continue to pay interest, most recently in a range of 1-3%, though certain student loan issuances are temporarily at a zero coupon rate due to the particular interest provisions of the issuances. The ARS held by us are rated A through AAA by a major credit rating agency. Our sales or redemptions of ARS through June 30, 2010 have not resulted in any loss of principal, except for a $62,000 loss of par value upon acceptance of a tender offer below market.

As of June 30, 2010, our $15.0 million of par value of ARS were comprised of $12.4 million of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a $2.6 million closed end preferred issuance, all of which were subsequently sold in July 2010. We exercised our ARS Rights on June 30, 2010 which resulted in repurchase by UBS of the ARS at par of $10.4 million on July 1, 2010.  In July, we also sold our long-term ARS securities with a par value of $4.6 million for $3.7 million which resulted in a loss of $158,000 of fair value upon acceptance of a tender offer below market. We currently do not maintain any ARS in our investment portfolio.

As a result of the continued auction market failures, quoted prices in active markets are not available. Due to the lack of observable inputs, we determined the fair value of our ARS at June 30, 2010 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. The analysis is based on dynamic market conditions and changes in our assumptions could lead to a significant change in determined value. Our analysis resulted in no net decrease in fair value of ARS for the six months ended June 30, 2010.  For the six months ended June 30, 2009, our analysis resulted in a net decrease in fair value of ARS totaling $160,000 that was deemed to be other-than-temporary and was recorded as impairment charges to other income (expense) net.  Upon sale or redemption, the other-than-impairment charges were reversed to the extent that the proceeds from the sale or redemption exceeded the fair value of the ARS. We reversed other-than-temporary impairment charges of $695,000 and $27,000 for the six months ended June 30, 2010 and 2009, respectively.

As a result of a settlement between various regulatory agencies, including the SEC, and UBS entities relating to sales and marketing practices of ARS, in October 2008, we received an offer from ARS Rights in connection with the $10.4 million of par value of ARS as of June 30, 2010 that were purchased through UBS.  In November 2008, we accepted the terms of the ARS Rights and delivered the required legal release of claims against the UBS entities. These ARS Rights give us the option to require UBS to repurchase, at par, the ARS beginning on June 30, 2010, which we exercised on June 30, 2010 as described above.  In connection with the ARS Rights, UBS also offered, through UBS Financial Services, Inc., an affiliate of UBS AG, a loan facility that allows draws of up to 75% of the stated value of our ARS portfolio, as determined by UBS Financial Services, Inc.  In December 2009, we obtained a loan of approximately $9.2 million, which was secured by the ARS and ARS Rights as collateral.  See Note 5 to our Condensed Financial Statements — UBS Loan.  As of June 30, 2010, the balance of the loan was $5.4 million and classified as short-term debt, which we repaid as part of our ARS Rights cash settlement on July 1, 2010.

We determined that the ARS Rights do not meet the definition of a derivative security as described in the authoritative guidance for accounting for derivative instruments and hedging activities because the ARS Rights are non-transferrable, and we must tender the related ARS to receive the cash settlement.  Therefore, we elected to measure the ARS Rights separately under the authoritative guidance pertaining to the fair value option for financial assets and financial liabilities in order to partially offset the changes in the fair value of the ARS to the ARS Rights. We did not elect to adopt the guidance for the fair value option for financial assets and financial liabilities to measure financial instruments, except for the ARS Rights. We determined the fair value of our ARS Rights using a discounted cash flow analysis based on, among other things, the timing and likelihood of the recovery of the par value of the ARS from UBS. Our analysis resulted in no net increase in the fair value of our ARS Rights for the six months ended June 30, 2010.  For the six months ended June 30, 2009, our analysis resulted in a net increase in the fair value of our ARS Rights of $57,000 and was recorded as an other current asset with a corresponding credit to other income (expense), net. Upon sale or redemption of the related ARS, the fair value of our ARS Rights was decreased by $604,000 and $8,000 for the six months ended June 30, 2010 and 2009, respectively, and was recorded as a charge to other income (expense), net.

The following table presents our investments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of June 30, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$58,165	$34,673	$23,492	$—
Short-term investments:
Certificates of deposit	$3,487	$—	$3,487	$—
Government securities	65,662	—	65,662	—
Auction rate securities	8,502	—	—	8,502
Total short-term investments	$77,651	$—	$69,149	$8,502
Long-term investments:
Government securities	$11,318	$—	$11,318	$—
Auction rate securities	3,814	—	—	3,814
Total long-term investments	$15,132	$—	$11,318	$3,814
ARS Rights	$1,733	$—	$—	$1,733

	As of December 31, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$112,510	$102,216	$10,294	$—
Short-term investments:
Certificates of deposit	$3,714	$—	$3,714	$—
Government securities	20,009	—	20,009	—
Auction rate securities	11,569	—	—	11,569
Total short-term investments	$35,292	$—	$23,723	$11,569
Long-term investments:
Government securities	$4,001	$—	$4,001	$—
Auction rate securities	3,977	—	—	3,977
Total long-term investments	$7,978	$—	$4,001	$3,977
ARS Rights	$2,337	$—	$—	$2,337

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Balance at beginning of the period	$17,883	$20,026
Transfers in and/or out of Level 3	—	—
Total unrealized losses related to ARS Included in net income (loss)	—	(160)
Total realized gains related to ARS Included in net income (loss)	695	27
Total unrealized losses related to ARS Rights Included in net income (loss)	(604)	(8)
Total unrealized gains related to ARS Rights Included in net income (loss)	—	57
Settlements	(3,925)	(150)
Balance at end of the period	$14,049	$19,792

5.                 UBS Loan

In connection with the settlement with UBS AG relating to our ARS, we entered into a loan agreement with UBS Financial Services, Inc., an affiliate of UBS AG.  In December 2009, we obtained a loan of approximately $9.2 million, the full available amount, which was secured by the ARS. The loan amount was based on 75% of the fair value of the ARS as assessed by UBS at the time of the loan. This “no net cost loan” bears interest at a rate that will not exceed the average rate of interest paid on the pledged ARS such that the net interest cost to us will be zero As of June 30, 2010, the balance of the loan was $5.4 million and classified as short-term debt. As described above, we repaid the loan on July 1, 2010 as part of our ARS Rights cash settlement on July 1, 2010.

As required by UBS, we applied the net interest received in and the proceeds from the sales and redemptions of ARS to the principal of the loan.  For the three months ended June 30, 2010, we paid $29,000 of interest expense associated with the loan and received $42,000 in interest income from the collateralized ARS.  For the three months ended June 30, 2010, the net interest earned of $13,000 and $3.7 million from sales and redemptions was applied to the principal of the loan. For the six months ended June 30, 2010, we paid $54,000 of interest expense associated with the loan and received $143,000 in interest income from the collateralized ARS. For the six months ended June 30, 2010, the net interest earned of $89,000 and $3.7 million from sales and redemptions was applied to the principal of the loan. The carrying amount of the loan with UBS approximates its fair value due to the loan’s short-term nature.

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

7.                 Development and Commercialization Agreements with Takeda

In February 2006, we granted an exclusive license to Takeda for development and commercialization of Hematide in Japan. Pursuant to this agreement, Takeda paid us approximately $27 million, consisting of $17 million in upfront licensing fees and approximately $10 million for the purchase of equity. In January 2007, Takeda paid us a $10 million cash milestone payment for the completion of the first Phase 1 trial of Hematide in Japan. In March 2010, Takeda paid us a $5 million cash milestone payment for the initiation of Japan’s Phase 3 renal indication.  In addition, we are eligible to receive clinical and regulatory milestone payments of up to an aggregate of $60 million upon Takeda’s successful achievement of clinical development and regulatory milestones in Japan. Takeda is responsible for all development and commercialization costs in Japan and will purchase the API for Hematide from us. Assuming Hematide is approved and launched in Japan, we will receive a royalty from Takeda on Hematide sales in Japan.

In June 2006, the parties expanded their collaboration to develop and commercialize Hematide worldwide, which includes the co-development and co-commercialization of Hematide in the U.S. Takeda received an exclusive license to develop and commercialize Hematide outside of the U.S. Takeda bears 70% of the third party U.S. development expenses while we are responsible for 30% of the expenses. We retain responsibility for 100% of our internal development expenses. In addition, third party expenses related to the commercialization of Hematide in the U.S. are equally shared by both parties.  Certain employee expenses related to commercialization will also be equally shared, which we expect to occur in the first half of 2011. Takeda will have primary responsibility and bear all costs for Hematide clinical development in support of regulatory approval for all territories outside the U.S. Under the June 2006 agreement, Takeda paid us an upfront license fee of $105 million.  In May 2010, Takeda paid us a $15 million milestone payment for database lock of the non-dialysis Phase 3 clinical trials and in June 2010, Takeda paid us an additional $15 million milestone payment for database lock of the dialysis Phase 3 clinical trials.  We are eligible to receive from Takeda a $10 million milestone payment upon FDA acceptance of the submission of the New Drug Application, or NDA, for the dialysis indication and an additional $50 million milestone payment upon approval by the FDA for dialysis as the first renal indication as well as $25 million milestone payments for clinical development and regulatory milestones for the dialysis indication for territories outside the U.S.  In addition to milestone payments for dialysis as the first renal indication, to the extent we pursue other indications, an aggregate of approximately $165 million of milestone payments may be payable to us by Takeda upon the successful achievement of clinical development and regulatory milestones of which $75 million relate to the non-dialysis indication as a second renal indication (including $10 million milestone payments upon FDA acceptance of the submission of NDA and $45 million of milestone payments upon approval by the FDA) and the remainder of milestones relate to oncology indications. Further, we may receive from Takeda up to an aggregate of $150 million upon the achievement of certain worldwide annual net sales milestones. We and Takeda will share equally in the net profits and losses of Hematide in the U.S., which include expenses related to the marketing and launch of Hematide. Takeda will pay us a variable royalty based on annual net sales of Hematide outside the U.S. The arrangement establishes a joint steering committee to oversee the development, regulatory approval and commercialization of Hematide.

We share responsibility with Takeda for clinical development activities required for U.S. regulatory approval of Hematide. Specifically, we have primary responsibility for Hematide’s clinical development plan and clinical trials in the dialysis and non-dialysis indications, while Takeda has primary responsibility in the chemotherapy induced anemia and anemia of cancer indications to the extent any such indication is developed. We and Takeda have agreed to suspend the development of Hematide to treat chemotherapy-induced anemia and to focus all development efforts for Hematide on the treatment of chronic renal failure anemia. We are responsible for U.S. regulatory filings in the dialysis, non-dialysis, chemotherapy induced anemia and anemia of cancer indications, including holding the NDAs for those indications. Takeda is responsible for regulatory filings outside the U.S. and the creation of a global safety database.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2009 and our unaudited condensed financial statements for the three and six month periods ended June 30, 2010.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements.  These forward-looking statements include statements regarding the timing, design and results of our clinical trials, drug development program and registration strategy, the continuation and success of our collaboration with Takeda, and the timing and likelihood of the commercialization of Hematide. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q under Item 1A “Risk Factors,” including risks relating to timing of and regulatory requirements for approvals, including the FDA’s interpretation of the data from the Phase 3 studies, in particular with respect to the secondary analyses in the non-dialysis patients, risks relating to the continued safety and efficacy of Hematide in clinical development, the potential for once per month dosing and room temperature stability, the timing of patient accrual in ongoing and planned clinical trials, regulatory requirements and approvals, research and development efforts, the factors affecting the commercial potential of Hematide, industry and competitive environment, controversy surrounding the class of erythropoiesis stimulating agents, reimbursement coverage, intellectual property rights and disputes, financing requirements and ability to access capital, and other matters.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, Hematide TM/peginesatide, is designed to treat anemia associated with chronic renal failure. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic renal failure, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may lead to chronic fatigue or increase the risk of other diseases or death. Currently recombinant EPO, or rEPO, is used to manage the anemia of dialysis, non-dialysis and cancer patients. According to IMS Health Incorporated, rEPO generated $6.3 billion in the United States or U.S. revenues for 2009, of which we estimate that over one-half is attributable to use of rEPO in patients with chronic renal failure, and the remainder is attributable to other indications, primarily cancer patients. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Hematide is designed to be longer acting than currently marketed ESAs in the U.S. and therefore has the potential to offer both better care for patients and reduced cost and complexity for healthcare providers.

In late June 2010, we announced preliminary top-line results from the Hematide Phase 3 clinical program for the treatment of patients with anemia associated with chronic renal failure.  Our Phase 3 clinical program included four open-label, randomized controlled clinical trials. Of these trials, two trials, called PEARL 1 and PEARL 2, were conducted in non-dialysis patients and designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide. Analysis of efficacy and safety for all of the Phase 3 studies were based on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint, the mean change in hemoglobin from baseline, in each of the four Phase 3 studies met the statistical criteria for non-inferiority. In addition, Hematide met the statistical criterion for non-inferiority for the assessment of safety for the cardiovascular composite safety endpoint (CSE), which was composed of death, stroke, myocardial infarction, congestive heart failure, unstable angina and arrhythmia from a pooled safety database across the four Phase 3 studies.  However, some differences were observed when secondary analyses were conducted as previously described in our Current Report on Form 8-K dated June 21, 2010.

We are continuing to conduct further analysis of the PEARL and EMERALD studies which evaluated the efficacy and safety of Hematide in chronic renal failure patients with anemia. Before year end, we plan to discuss with the U.S. Food and Drug Administration, or FDA, the U.S. registration strategy for Hematide. Subject to feedback from the FDA, the plan is to pursue a New Drug Application, NDA, for treatment of anemia in dialysis patients, while continuing to evaluate the non-dialysis indication. The timeline for possible submission of the NDA will be aimed for first half of 2011, but will be finalized after the FDA meeting.

Despite meeting the primary efficacy endpoints and the CSE for Hematide, the differences observed in the Phase 3 secondary analyses present risks to our ability to obtain regulatory approval for Hematide particularly in the non-dialysis setting due to the heightened concerns surrounding safety of ESAs. Further, any negative perception of Hematide’s safety relative to other ESAs would significantly limit the likelihood of obtaining regulatory approval for Hematide. The issues arising from the Phase 3 results have caused significant delay and may continue to negatively impact the timelines for development and the likelihood, scope or conditions surrounding regulatory approval.  Any or all of these factors may significantly reduce the ultimate commercial potential of Hematide.

To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and active pharmaceutical ingredient, or API, production, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. Prior to the three and six month periods ended June 30, 2010, we had incurred net losses since our inception.  However, due to the recognition of revenues from milestone payments from our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, we were profitable in the three and six months ended June 30, 2010 and may have profitable quarters from time to time.  We continue to expect to incur substantial and increasing losses for the next several years in order to complete the development and commercialization of Hematide. As of June 30, 2010, we had an accumulated deficit of $365.4 million.

We believe that our existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least 12 months. However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide. Since the announcement in late June 2010, we have experienced a severe decline in our stock price, which has impaired our ability to access capital on potentially favorable terms. In contrast, our need to raise funding has only increased as the Hematide development program has suffered delays and due to the reduction of potential milestone payments from Takeda associated with the non-dialysis indication.  As we continue to analyze the data, we may experience further challenges or delays to approval of Hematide if issues arise or additional requirements are imposed based on our discussions with the FDA.

Our current view of the worldwide capital markets is that they are extremely volatile with limited accessibility, and many biotechnology companies have been limited or unsuccessful in obtaining funding in this environment.  We intend to evaluate the capital markets from time to time to determine whether to raise additional capital, in the form of equity or otherwise, depending upon market conditions relative to our need for funds at such time. Continuation of this market and the issues arising from our Phase 3 results significantly limit our ability to raise funds such that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development timelines, and funding may not be available to us on acceptable terms, or at all. Further, we have had to reduce our research capabilities and efforts, including the elimination of certain research programs, and even some activities related to the support of Hematide. If we are unable to raise additional funds when needed, we could be required to further delay, scale back or eliminate some or all of our development programs and other operations, which could negatively impact our ability to complete development or commercialize Hematide. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing, particularly at our recent stock trading levels, would be difficult to obtain, if accessible at all, and our current stockholders may be significantly diluted. Further, our equity facility with Azimuth Opportunity Ltd., or Azimuth, is subject to a number of conditions that limit our ability to draw against such facility as our stock price has fallen below the minimum price established under the facility. Any debt financing, if available, may involve restrictive covenants or security interests in our assets. Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

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

Results of Operations

Revenue

	Three Months Ended			Six Months Ended
	June 30,		% Increase/	June 30,		% Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands, except percentages)
Collaboration revenue	$54,341	$26,918	102%	$88,987	$52,767	69%
License and royalty revenue	5	5	—%	9	9	—%
Total revenue	$54,346	$26,923	102%	$88,996	$52,776	69%

We have recognized $54.3 million and $26.9 million of collaboration revenue during the three months ended June 30, 2010 and 2009, respectively, and $89.0 million and $52.8 million for the six months ended June 30 2010 and 2009, respectively.  The increase in collaboration revenue for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was due to the continued amortization of collaboration revenue under the Contingency-Adjusted Performance Model, or CAPM, from expense reimbursements and milestones received from Takeda in prior periods and increased recognition of payments received or due from Takeda in the current period as the estimated remaining development period continued to decrease prior to the changes in the estimated development period described below.  In March 2010, we received a $5 million cash milestone payment from Takeda for the initiation of Japan’s Phase 3 renal indication.  In May 2010, Takeda paid us a $15 million milestone payment for database lock of the Phase 3 non-dialysis clinical trials and in June 2010, Takeda paid us an additional $15 million milestone payment for database lock of the dialysis Phase 3 clinical trials.

We had previously estimated the development period to end on January 1, 2011. Based on the announcement on June 21, 2010 of our top-line results from our Phase 3 clinical program, we re-evaluated our development period and determined that the development period is now estimated to end in the first half of 2011.  The change in estimate resulted in a decrease to revenue recognized by $961,000 or $0.04 per share for the three and six months ended June 30, 2010.  The extension of the development period will result in the remaining deferred collaboration revenue to be recognized over a longer period.  Further changes in the estimated term of the development period could materially affect the amount of collaboration revenue recognized in future periods.  We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,		% Increase/	June 30,		% Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$28,909	$40,778	(29)%	$62,002	$81,225	(24)%

The decrease in research and development expenses for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was primarily due to the completion of the treatment and follow up of our Phase 3 clinical trials at the start of 2010 and we expect such expenses in 2010 to continue to remain below 2009 levels.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,		% Increase/	June 30,		% Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands, except percentages)
General and administrative expenses	$8,172	$8,689	(6)%	$17,591	$16,106	9%

The decrease in general and administrative expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to lower legal fees.  The increase in general and administrative expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was due to higher external commercial expenses. We expect to incur increasing general and administrative expenses in future periods to support our preparation for the NDA for Hematide and expansion of commercial capabilities.

Interest Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,		% Increase/	June 30,		% Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands, except percentages)
Interest income (expense), net	$48	$260	(82)%	$111	$661	(83)%

The decrease in interest income, net, was due primarily to lower interest rates during the three and six months ended June 30, 2010 compared to the same periods in 2009.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,		% Increase/	June 30,		% Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands, except percentages)
Other income (expense), net	$(1)	$161	(101)%	$(68)	$—	(100)%

Other income (expense), net, for the three and six months ended June 30, 2009 primarily includes the other-than-temporary impairment charge related to the decrease in fair value of our investments in auction rate securities, or ARS, in comparison to the three and six months ended June 30, 2010 which only reflects the subsequent adjustment to fair value. We do not intend to sell an impaired security and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. If we conclude that an other-than-temporary impairment exists, we recognize an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest to other income (expense), net.

Benefit for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,		% Increase/	June 30,		% Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands, except percentages)
Benefit for income taxes	$—	$(31)	100%	$—	$(62)	100%

We are subject to federal and California state income taxes. We anticipate being in a net operating loss position for 2010 and therefore have not recorded any federal or California tax liability for the three and six months ended June 30, 2010. We were also in a taxable loss position for the year ended December 31, 2009 and therefore did not record any federal and state tax liability for the three and six months ended June 30, 2009.  We recorded $31,000 and $62,000 of federal tax benefit for the three and six months ended June 30, 2009, respectively, due to a research and development credit refund available to us pursuant to a provision within the American Recovery and Reinvestment Tax Act of 2009.

Liquidity and Capital Resources

	June 30,	December 31,
	2010	2009
	(in thousands)
Cash, cash equivalents, short-term investments	$141,829	$160,588
Working capital	$68,020	$57,018
Long-term investments	$15,132	$7,978

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$(10,141)	$(35,955)
Investing activities	$(50,024)	$45,360
Financing activities	$(953)	$42,134
Capital expenditures (included in investing activities above)	$(323)	$(518)

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through June 30, 2010, we have received net proceeds of $261.6 million from the issuance of equity securities, $122 million of upfront license fees, $45 million in milestone payments and $209.0 million for the reimbursement of development and commercial expenses and purchase of API from our collaboration agreements with Takeda. Takeda bears 70% of the third party U.S. development expenses, while we are responsible for 30% of the expenses. We retain responsibility for 100% of our internal development expenses.  Certain employee expenses related to commercialization will also be equally shared, which we expect to occur in the first half of 2011.

Net cash used in operating activities for the six months ended June 30, 2010 and 2009 reflects net income (loss) for the periods generated primarily by the development of Hematide. The net income (loss) for the six months ended June 30, 2010 and 2009 were reduced in part by non-cash activities including stock-based compensation, depreciation and amortization. The six months ended June 30, 2009 reflects the benefit of increasing liabilities due to the lag in payments relative to expense of our Phase 3 clinical trials for Hematide in comparison to the six months ended June 30, 2010, which includes the payment of a portion of our accrued clinical trial expenses. In addition to the reimbursement received from Takeda, we received a $5 million cash milestone payment for the initiation of Japan’s Phase 3 renal indication during the first six months of 2010 and $30 million milestone payments for database lock of the non-dialysis and dialysis Phase 3 clinical trials.  Due to the recognition of revenue from these milestone payments, we were profitable in the six months ended June 30, 2010, but we expect to incur substantial additional operating losses for the next several years.  We are eligible to receive additional clinical development and regulatory milestones from Takeda of approximately $85 million relating to dialysis as the first renal indication, including $10 million milestone payments upon FDA acceptance of the submission of the NDA and $50 million of milestone payments upon approval by the FDA. Further, we may receive from Takeda up to an aggregate of $150 million upon the achievement of certain worldwide annual net sales milestones.

Net cash used in investing activities for the six months ended June 30, 2010 and provided by for the six months ended June 30, 2009 was a result of maturities and sales of investments offset by the net purchase of investments using the proceeds from our financings and purchases of capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2010 was primarily attributable to the proceeds from issuance of common stock upon exercise of stock options and the purchase of common stock under our Employee Stock Purchase Plan offset by repayment of $3.8 million towards the UBS loan.  Net cash provided by financing activities for the six months ended June 30, 2009 was primarily attributable to the $41.6 million of net proceeds from the private placement, proceeds from issuance of common stock upon exercise of stock options and the purchase of common stock under our Employee Stock Purchase Plan offset by principal payments under the capital lease obligations. The private placement also included warrants to purchase 423,971 shares of common stock at $16.78 that are exercisable and expire in March 2014.

In September 2009, we entered into a common stock purchase agreement, sometimes referred to as an equity line of credit arrangement, with Azimuth that provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $60.0 million worth of shares of our common stock over the 24-month term of the purchase agreement which ends October 1, 2011. The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the Azimuth draw down period on which shares are purchased, less a discount ranging from 3.75% to 5.75%, based on a minimum price of $8.00 as specified in the agreement.  In addition, we are required to pay Reedland Capital Partners a placement fee equal to 1% of the aggregate dollar amount of common stock purchased by Azimuth.  Our equity facility is subject to a number of conditions that limit our ability to draw against such facility.  For example, Azimuth is not obligated to purchase shares of our common stock which, when aggregated with all other shares of our common stock then owned beneficially by Azimuth, would result in the beneficial ownership by Azimuth of more than 9.9% of the then issued and outstanding shares of our common stock or 2,411,638 shares as of June 30, 2010.  Azimuth is not required to purchase our common stock when the price of our common stock is below $8.00 per share.  Even if such $8.00 per share minimum was inapplicable or waived and assuming that all 2,411,638 shares were sold at the $5.98 closing price of our common stock at June 30, 2010 at the largest possible discount, the maximum aggregate net proceeds we could receive under the agreement with Azimuth would be approximately $13.4 million.  There have been no purchases by Azimuth under the facility to date.

As of June 30, 2010, we had $157.0 million in unrestricted cash, cash equivalents and short-term and long-term investments.  Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, certificates of deposit, money market funds and ARS. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

Included in our investments as of June 30, 2010 were ARS with a fair value totaling $12.3 million that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a closed end preferred issuance, all of which were sold in July 2010. We exercised our UBS AG of Series C-2 ARS Rights, or ARS Rights, on June 30, 2010 which resulted in repurchase by UBS of the ARS at par of $10.4 million on July 1, 2010.  In July also, we sold our long-term ARS securities with a par value of $4.6 million for $3.7 million which resulted in a loss of $158,000 of fair value upon acceptance of a tender offer below market. We currently do not maintain any ARS in our investment portfolio.

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

We determined the fair value of our ARS at June 30, 2010 using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. Our analysis resulted in a net decrease in fair value of ARS totaling $2.7 million through June 30, 2010.  The decrease in fair value was deemed to be other-than-temporary and was recorded as an impairment charge to other income (expense), net.  We do not intend to sell an impaired security and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis.  Our analysis is based on dynamic market conditions and further deterioration in the ARS markets or changes in our assumptions could lead to significant reductions in determined value thus resulting in impairments in future periods.

In November 2008, UBS AG issued us ARS Rights in connection with the $10.4 million of par value of ARS we own as of June 30, 2010. The ARS Rights are not transferable and give us the option to require UBS to repurchase, at par, our ARS beginning on June 30, 2010 which we exercised on June 30, 2010 as described above. We determined the value of the ARS Rights was $1.7 million as of June 30, 2010 using a discounted cash flow analysis based on, among other things, the timing and likelihood of the recovery of the par value of the ARS from UBS. We recorded the fair value of the ARS Rights as an other current asset with a corresponding credit to other income (expense), net, partially offsetting the unrecognized losses incurred to date on the related ARS.  We anticipate that future changes in the fair value of the ARS Rights will be offset by the changes in the fair value of related ARS with no material net impact to net income (loss). In connection with ARS rights, UBS made available loans to eligible borrowers. In December 2009, we obtained a loan from UBS Financial Services, Inc., an affiliate of UBS AG, of approximately $9.2 million, which was secured by the ARS and ARS Rights as collateral.  See Note 5 to our Condensed Financial Statements — UBS Loan.  As of June 30, 2010, the balance of the loan was $5.4 million and classified as short-term debt, which we repaid as part of our ARS Rights cash settlement on July 1, 2010.

We believe that our existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least 12 months. However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide. Since the announcement in late June 2010, we have experienced a severe decline in our stock price, which has impaired our ability to access capital on potentially favorable terms. In contrast, our need to raise funding has only increased as the Hematide development program has suffered delays and due to the reduction of potential milestone payments from Takeda associated with the non-dialysis indication.  As we continue to analyze the data, we may experience further challenges or delays to approval of Hematide if issues arise or additional requirements are imposed based on our discussions with the FDA.  Our current view of the worldwide capital markets is that they are extremely volatile with limited accessibility, and many biotechnology companies have been limited or unsuccessful in obtaining funding in this environment. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital, in the form of equity or otherwise, depending upon market conditions relative to our need for funds at such time. Continuation of this market may significantly limit our ability to raise funds such that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development timelines, and funding may not be available to us on acceptable terms, or at all. Further, we have had to reduce our research capabilities and efforts, including the elimination of certain research programs, and even some activities related to the support of Hematide. If we are unable to raise additional funds when needed, we could be required to further delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing would be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

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

Contractual Obligations and Significant Commitments

Our future contractual obligations at June 30, 2010 were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations (1)	$15,954	$1,485	$7,462	$7,007	$—
Long-term income tax liability (2)	9,425	—	—	—	—
UBS loan (3)	5,378	5,378	—	—	—
Total fixed contractual obligations	$30,757	$6,863	$7,462	$7,007	$—

(1)          In May 2010, we entered into an amendment of our lease agreement for additional office space in Palo Alto, California.  The total square footage covered by the lease amendment is approximately 28,709 square feet, of which we lease 10,794 square feet starting in the third quarter of 2010, 1,570 square feet starting in January 2011 and the remaining 16,345 square feet starting in May 2011 until the end of the lease term in September 2014.

(2)          With respect to our long-term income tax liability as of June 30, 2010, we were unable to make a reasonably reliable estimate of the period of cash settlement, if any, with the respective taxing authorities.

(3)          The loan with UBS is classified as short-term debt, which we repaid as part of our ARS Rights cash settlement on July 1, 2010.  See Note 5 to our Condensed Financial Statements — UBS Loan.

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

As of June 30, 2010, we had fair value of ARS totaling $12.3 million that were comprised of municipal issuances that are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a closed end preferred issuance, all of which were subsequently sold in July 2010. The ARS held by us are rated A through AAA by a major credit rating agency. Based on overall market liquidity concerns, we determined that there was a net decrease in fair value of ARS totaling $2.7 million through June 30, 2010.

In December 2009, we obtained a loan of approximately $9.2 million, which was secured by the ARS and ARS Rights as collateral.  See Note 5 to our Condensed Financial Statements — UBS Loan.  As of June 30, 2010, the balance of the loan was $5.4 million and classified as short-term debt, which we repaid as part of our ARS Rights cash settlement on July 1, 2010.

The loan bears interest at a rate that will not exceed the average rate of interest paid on the collateralized ARS such that the net interest cost to us will be zero. The weighted-average interest rate on the loan was 1.32% as of June 30, 2010.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2010. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

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

Risks Related to Our Business

We are dependent on the success of Hematide. Hematide is a new chemical entity and currently our only product candidate. We cannot give any assurance that the development program for Hematide will be successful or completed in a timely or effective manner. Our recently announced Phase 3 results present challenges to our ability to obtain regulatory approval for Hematide in particular due to the heightened concerns surrounding safety of erythropoiesis stimulating agent, or ESAs. Our failure to adequately demonstrate the safety and effectiveness of Hematide will prevent us from receiving regulatory approval and would have a material and adverse impact on our business.  Any failure of our Hematide clinical program or the timely and complete submission of our New Drug Application, or NDA, would severely harm our business.

Hematide, an ESA, is a new chemical entity and currently our only product candidate. In order to commercialize Hematide, we will be required to establish that Hematide is sufficiently safe and effective in order to obtain regulatory approvals, which we may fail to do.

In late June 2010, we announced preliminary top-line results from the Hematide Phase 3 clinical program for the treatment of patients with anemia associated with chronic renal failure.  Our Phase 3 clinical program included four open-label, randomized controlled clinical trials. Of these trials, two trials, called PEARL 1 and PEARL 2, were conducted in non-dialysis patients and designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide. Analysis of efficacy and safety for all of the Phase 3 studies were based on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint, the mean change in hemoglobin from baseline, in each of the four Phase 3 studies met the statistical criteria for non-inferiority. In addition, Hematide met the statistical criterion for non-inferiority for the assessment of safety for the cardiovascular composite safety endpoint (CSE), which was composed of death, stroke, myocardial infarction, congestive heart failure, unstable angina and arrhythmia from a pooled safety database across the four Phase 3 studies.  However, some differences were observed when secondary analyses were conducted as previously described in our Current Report on Form 8-K dated June 21, 2010.

We are continuing to conduct further analysis of the PEARL and EMERALD studies which evaluated the efficacy and safety of Hematide in chronic renal failure patients with anemia. Before year end, we plan to discuss with the U.S. Food and Drug Administration, or FDA, the U.S. registration strategy for Hematide. Subject to feedback from the FDA, the plan is to pursue a NDA for treatment of anemia in dialysis patients, while continuing to evaluate the non-dialysis indication. The timeline for possible submission of the NDA will be aimed for first half of 2011, but will be finalized after the FDA meeting.

Despite meeting the primary efficacy endpoints and the CSE for Hematide, the differences observed in the Phase 3 secondary analyses present risks to our ability to obtain regulatory approval for Hematide particularly in the non-dialysis setting due to the heightened concerns surrounding safety of ESAs. Further, any negative perception of Hematide’s safety relative to other ESAs would significantly limit the likelihood of obtaining regulatory approval for Hematide. The issues arising from the Phase 3 results have caused significant delay and may continue to negatively impact the timelines for development and the likelihood, scope or conditions surrounding regulatory approval.  Any or all of these factors may significantly reduce the ultimate commercial potential of Hematide.

Regardless of whether Hematide met the statistical criteria for non-inferiority to the comparator drugs, Hematide could still fail to establish that it is sufficiently safe for regulatory approval for any indication. In addition to clinical trials, Hematide must undergo extensive pre-clinical studies, including carcinogenicity studies, as a condition to submission of an NDA and regulatory approval.  As Hematide is the first ESA to undergo carcinogenicity studies, the regulatory requirements and standards for review remain uncertain and may increase the risk for regulatory approval.  In addition, the submission of our NDA may be delayed or fail for many reasons, including:

•       safety issues, including serious adverse events associated with Hematide, and concerns surrounding use of ESAs generally;

•       difficulties arising from administration, data gathering and analysis of our large and complex Phase 3 clinical program for Hematide, which involved numerous third parties, approximately 2,600 patients and 400 sites in the U.S. and Europe, compliance with a variety of government regulations, and a number of significant new initiatives and processes for which we did not have any prior experience implementing, including the adjudication of cardiovascular events by an independent review committee;

•       regulators or institutional review boards may not authorize continuation of clinical trials or require suspension or termination such trials for various reasons, including exposure of the participating patients to unacceptable health risks or noncompliance with regulatory requirements;

•       our inability, or the inability of our collaborators or licensees, to manufacture or obtain from third parties materials of sufficient quality;

•       risks associated with non-inferiority trials, which are studies devised and statistically powered to show that the test drug is not inferior to the control drug;

•       risks associated with data integrity and difficulty in obtaining complete and accurate data on a timely basis which may result from our large and complex Phase 3 trial design for a variety of other reasons, including shortage of resources, delays in data entry, inaccurate or inconsistent data entry, failure to follow the clinical trial protocols, inadequate monitoring or training of sites, delays or failures to establish adequate procedures or corrective actions, problems maintaining contact with patients after treatment or as a consequence of the open-label, non-inferiority design of the Phase 3 trials;

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

The results from earlier pre-clinical testing and prior clinical trials may not be predictive of results obtained in other pre-clinical models or later clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing promising results in earlier clinical trials. Further analysis, regulatory review or inspections or additional data may reveal further issues associated with the Phase 3 results.  For example, negative imbalances in safety events, which could give rise to safety concerns whether or not they are statistically significant, or potential issues surrounding data quality, which may be of greater concern for non-inferiority designed trials, may negatively impact the ultimate acceptability of the data for regulatory approval. As noted in the FDA’s March 2010 draft Guidance for Industry Non-inferiority Clinical Trials, there is a critical need for particular attention to study quality and conduct when planning and executing a non-inferiority study, as poor quality can sometimes lead to an apparent finding of non-inferiority that is incorrect. The FDA appears to be increasing its focus on clinical data quality which may delay or increase the risk of failure to obtain regulatory approval.  For example, in late 2009, Basilea Pharmaceutica AG failed to obtain approval for ceftobiprole from the FDA as the agency cited unreliable or unverifiable data and inadequate monitoring on the part of sponsor Johnson & Johnson as the basis for the agency’s decision. Our failure to adequately demonstrate the safety and effectiveness of Hematide will prevent us from receiving regulatory approval and will have a material adverse impact our business.

We also do not know and are unable to predict whether the data arising from the clinical trials, including the Phase 3 results, or the development program for Hematide will be satisfactory to the FDA and, if not, whether the

FDA will require us to conduct additional studies or trials or alter the scope, size or design of such studies or trials, which could result in additional delays in bringing Hematide to market, if ever. Accordingly, we may not receive the regulatory approvals needed to market Hematide. Any failure or delay in completing any portion of the development program or submitting our NDA to the FDA would delay or foreclose commercialization of Hematide and severely harm our business and financial condition.

The Trial to Reduce Cardiovascular Endpoints with Aranesp Therapy, or TREAT, results heightens concerns surrounding safety of ESAs and increases the regulatory risk for Hematide as the class faces greater scrutiny.  These concerns may limit the ability to develop and obtain regulatory approval for Hematide.  The FDA announced that it anticipates convening an advisory committee meeting later in 2010 to re-evaluate the use of ESAs in the treatment of anemia in chronic kidney disease.

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

In January 2010, FDA officials published an editorial in the New England Journal of Medicine entitled “Erythropoiesis-Stimulating Agents — Time for a Reevaluation” and announced that it anticipates convening a public advisory committee meeting later this year to evaluate the use of ESAs in the treatment of anemia due to chronic kidney disease.  The editorial noted that a number of randomized trials, including TREAT, have attempted to show that using ESAs to raise hemoglobin concentrations to higher targets improves clinical outcomes but rather have suggested the opposite. Accordingly, the article indicates that more conservative hemoglobin targets (well below 12 g per deciliter), more frequent hemoglobin monitoring, and more cautious dosing, should be evaluated.

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

•                  The FDA also issued a public health advisory statement re-evaluating the safe use of the ESA class and convened its Oncology Drugs Advisory Committee (ODAC) in May 2007 to consider recent information on risks associated with ESAs for use in the treatment of anemia in cancer patients. The

ODAC recommended that the FDA institute restrictions on the usage of currently marketed ESAs, including limitations on the treatment of certain types of cancer and the duration of treatment.

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

The controversy surrounding ESAs and FDA concerns has, and may, further negatively affect Hematide, including the completion of the development program. These safety concerns may increase the risk of achieving regulatory approval or negatively affect the timing or costs associated with obtaining regulatory approval, including potential risk mitigation activities we may be required to complete either prior to or after product approval.  We cannot predict the scope of the REMS we may ultimately be required to implement by the FDA and the impact on the use of Hematide. Even a small imbalance in safety events or unfavorable signal or trend against Hematide may increase the risk of or the conditions or limitations associated with approval by the FDA, as regulators are increasingly uncomfortable with the safety of the comparator ESAs. Any of these factors could significantly delay or negatively impact the commercialization of Hematide.

Our clinical development program for Hematide may not lead to a commercial drug either because we fail to demonstrate that it is safe and effective in clinical trials and we therefore fail to obtain necessary approvals from the FDA and similar foreign regulatory agencies, or because we have inadequate financial or other resources to advance Hematide through development commercialization. Our analyses of the Phase 3 results remains preliminary and no conclusions as to the safety and efficacy can be drawn as only the FDA can ultimately make such determination. Any failure to obtain approval of Hematide would have a material and adverse impact on our business as we would have to incur substantial expense and it would take a significant amount of time and resources to bring any future product candidate to market, if ever.

Even if Hematide receives approval by the FDA for treatment of chronic renal failure, the market opportunity for Hematide, may be significantly reduced as a result of the increasing controversy surrounding ESAs, TREAT and future actions by the FDA and CMS.

Safety concerns have significantly reduced the market for ESAs in recent years. As the perception of the risks of ESA usage continues to increase with the controversy surrounding the recent TREAT results, the concerns are likely to further negatively impact the use of ESAs and the commercial potential of Hematide. The FDA has announced plans to convene an advisory committee to re-evaluate the use of ESAs in the treatment of anemia in chronic kidney disease. The FDA may further lower target hemoglobin levels and other actions that may limit the use of ESAs in chronic kidney disease potentially beyond non-dialysis patients to dialysis as well. In additional to potential FDA action to limit use of ESAs, CMS convened a meeting of the Medicare Evidence Development & Coverage Advisory Committee (MedCAC) to review the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease and considered the results of the TREAT study among others. Any action by FDA to further restrict ESA use or decrease reimbursement coverage by CMS could have a materially negative impact on the size of the ESA market in the United States and reduce the overall size of the market Hematide is expected to compete in at the time of launch. Not only may a small imbalance in safety events or unfavorable signal or trend against Hematide increase FDA approval risk or the risk of Hematide obtaining reimbursement, but any negative perception of Hematide’s safety relative to other ESAs could keep us from successfully commercializing Hematide.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future, which will require us to obtain substantial additional financing. If we fail to obtain additional financing, we will be unable to complete the development and commercialization of Hematide and may need to cease operations. Even if we obtain additional financing, we may never achieve or sustain profitability.

We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At June 30, 2010, we had an accumulated deficit of $365.4 million. Due to the recognition of revenues from milestone payments from our collaboration with Takeda, we were profitable in the three and six months ended June 30, 2010 and may have profitable quarters from time to time. We continue to expect to incur substantial and increasing losses for the next several years. Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to:

•       complete clinical development of Hematide;

•       prepare the submission of the NDA for Hematide;

•       validate the manufacturing process for Hematide at our contract manufacturers; and

•       prepare to launch and commercialize Hematide, including building our own commercial organization, sales force and infrastructure to address renal markets.

We believe that our existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least 12 months. However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide. Since the announcement in late June 2010, we have experienced a severe decline in our stock price, which has impaired our ability to access capital on potentially favorable terms. In contrast, our need to raise funding has only increased as the Hematide development program has suffered delays and due to the reduction of potential milestone payments from Takeda associated with the non-dialysis indication.  As we continue to analyze the data, we may experience further challenges or delays to approval of Hematide if issues arise or additional requirements are imposed based on our discussions with the FDA.

The current capital markets have been extremely volatile, and biotechnology companies have been limited or unsuccessful in obtaining funding in this environment. Securing funding has been particularly difficult for companies of our size with limited capital resources. Continuation of this market and the issues arising from our Phase 3 results significantly limit our ability to raise funds such that that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development and commercialization timelines for Hematide.

To date, our sources of cash have been limited primarily to the proceeds from the sale of our securities to private and public investors and payments by Takeda under our collaboration agreements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, if available, our stockholders may experience significant dilution particularly given the stock price decline we experienced subsequent to the announcement of our Phase 3 results. Further, our equity line of credit with Azimuth Opportunity Ltd., or Azimuth, is subject to a number of conditions that limits our ability to draw against such facility as our stock price has fallen below the minimum $8.00 per share limit established under the facility.  Any debt financing, if available, may involve security interests on our assets or restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

In the non-dialysis market, one challenge is that patients suffering from anemia may not access health care resources to treat their condition for some time following its onset. As a result, the available non-dialysis market may be limited by the overall proportion of patients who are diagnosed with the condition, how early these patients are diagnosed, and at what point they begin treatment. Additionally, reaching and educating the doctors who treat non-dialysis patients may be difficult, as these patients are spread thinly across a variety of treatment settings. Primary care physicians that treat non-dialysis patients may not be comfortable with reimbursement procedures for injectible products and thus delay or restrict treatment with ESAs.

In addition, market acceptance of Hematide by physicians, healthcare payors and patients will depend on a number of additional factors, including:

•       the clinical indications for which Hematide is approved;

•       acceptance by physicians and patients of Hematide as a safe and effective treatment alternative;

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

We anticipate that, if approved, Hematide would compete with EPOGEN and Aranesp, which are both marketed by Amgen, PROCRIT, which is marketed by Ortho Biotech Products, L.P. (a subsidiary of J&J), NeoRecormon and Mircera, which are currently marketed outside the U.S. by Roche. Aranesp is approved for once-monthly dosing for treatment of anemia in non-dialysis patients in Europe. In the U.S., Amgen is reportedly in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in non-dialysis patients. If Amgen is successful in obtaining approval for once-monthly dosing or our competitors’ products are administered in practice on a less frequent basis than prescribed by their labels, the market for Hematide may be decreased. In addition, Roche’s Mircera has recently launched in Europe. Mircera reportedly has greater plasma stability and is longer acting than any rEPO product that is currently on the market. As a result of the patent litigation between Roche and Amgen, Mircera has been found to infringe several U.S. patents owned by Amgen and has been enjoined from being sold in the U.S. until the expiration of these patents in mid-2014 under a limited license. If Mircera enters the U.S. market before Hematide or upon its entry, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide, because of its ability to be longer acting. Other potential competitors, including FibroGen, Inc., are developing small molecules designed to promote the production of greater levels of naturally-occurring EPO in patients. The introduction of biosimilars into the ESA market, or new market entrants, could also prove to be a significant threat to us as it could not only limit the market for Hematide, but could also drive down the price of ESAs.

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

The maintenance and successful performance of our strategic collaboration with Takeda for development of Hematide is an important part of our business model. Our collaboration with Takeda is extremely complex particularly with respect to financial provisions, allocations of responsibilities, and the respective rights of the parties with respect to decision making. Accordingly, significant aspects of the development and commercialization of Hematide require Takeda’s agreement or approval prior to implementation, which can cause delays. Further, if we are not able to reach agreement with Takeda or maintain our existing collaboration with Takeda to develop and commercialize Hematide, our business could be severely adversely affected. Takeda has the ability to terminate each of the collaboration agreements upon an uncured material breach by us or even in the absence of a material breach with six-months’ notice. Currently, Takeda could provide us notice of termination of either or both of our collaboration agreements, which would likely have a material adverse effect on the advancement of our Hematide program and our business. The suspension of the Hematide oncology program and the impact of the Phase 3 results particularly on the non-dialysis indication may increase the likelihood that Takeda terminates the collaboration or affect the resources Takeda is willing to commit to Hematide. Through the collaboration, Takeda currently provides development funding and performs important functions, including conduct of certain clinical trials and manufacturing activities, and is expected to pay us milestone payments upon the completion of certain events, all of which would be unavailable to us in the case of an early termination of the collaboration. Even in the absence of a termination, Takeda’s failure to provide funding or perform its obligations on a timely basis may have a material adverse effect on our business and the success of Hematide.

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

CMS currently reimburses healthcare providers for use of ESAs at average selling price or ASP, plus 6%. However, the 2008 Medicare Legislation replaces ASP plus 6% reimbursement with a new bundled payment system to be implemented commencing in January 2011. Under the new bundled payment system, providers are expected to be reimbursed a fixed amount per patient. We cannot guarantee that Hematide will be reimbursed by CMS or in a manner that will support physician adoption and depending upon the implementation of the bundled payment, may not be favorable to the entry of new ESAs such as Hematide. In fact, a capitated reimbursement payment methodology may create incentives for significantly lower utilization or dosing of ESAs, including Hematide, and reduce the commercial potential for Hematide.

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

Our dependence on Takeda for our global collaboration with Hematide and our other collaboration arrangements, subjects us to a number of risks. Our ability to develop and commercialize drugs that we develop with our collaboration partners depends on our collaboration partners’ abilities to establish the safety and efficacy of Hematide, obtain and maintain regulatory approvals and achieve market acceptance of Hematide once commercialized. Under our collaboration with Takeda, we co-develop and co-commercialize Hematide in the U.S. Because we share responsibility with Takeda for clinical development activities in the U.S., the progress of the Hematide program is dependent on the efforts of Takeda of which we have no control. In fact, Takeda has taken responsibility for conducting several clinical trials and is expected to produce substantial portions of the NDA so that any failure of Takeda to act in a timely manner may delay our ability to develop Hematide in accordance with our timelines. Takeda holds an exclusive license to develop and commercialize Hematide outside of the U.S. and any progress and commercial success in those territories is dependent solely on Takeda’s efforts and commitment to the program. Takeda may delay, reduce or terminate development efforts relating to Hematide, independently develop products that compete with Hematide, or fail to commit sufficient resources to the marketing and distribution of Hematide. Competing products or programs, either developed by Takeda or to which our collaboration partners have rights or acquire in the future, may result in our partners’ withdrawal of support for Hematide.

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

If we fail to attract and keep senior management and key clinical and scientific personnel, we may be unable to successfully develop, conduct our clinical trials and commercialize Hematide or any other future product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and clinical and scientific staff, particularly Arlene Morris, our Chief Executive Officer, and Dr. Anne-Marie Duliege, our Chief Medical Officer. The loss of services of Ms. Morris, Dr. Duliege, or one or more of our other members of senior management could delay or prevent the successful completion of our development or the commercialization of Hematide.

Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms.  Our ability to retain or attract qualified personnel has been negatively impacted by the Phase 3 results.  Each of our officers and key employees may terminate his/her employment at any time without notice and without cause or good reason.

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

Any regulatory approvals that we or Takeda receive for Hematide may also be subject to limitations on the indicated uses for which the product may be marketed, or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves Hematide, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. Our recent Phase 3 results may increase the risk of significant additional requirements to maintain any regulatory approval that we might receive. The subsequent discovery of previously unknown problems with the drug, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

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

The trading price of our common stock has been highly volatile. For the 52 weeks ended July 31, 2010, the price ranged between a high of $26.20 per share and a low of $5.12 per share. Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•       actual or anticipated results from, and any delays in, our development program and commercialization of Hematide;

•       actual or anticipated changes in our funding requirements, capital resources and our ability to obtain financing and the terms thereof;

•       actual or anticipated actions taken by regulatory agencies with respect to ESAs generally or specifically as to Hematide;

•       actual or anticipated regulatory approvals of Hematide or competing products

•       new products or services introduced or announced by us or our collaboration partners, or our competitors, including Roche’s Mircera or biosimilars, and the timing of these introductions or announcements;

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

In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation or regulatory investigations have often been instituted against companies. Such litigation or investigations, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because of the significant decrease in our stock price as a result of the announcement of our Phase 3 results.  Further, our stock price may continue to experience extreme price volatility as has been experienced by biotechnology and biopharmaceutical companies in recent years. If we were to face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-136125) and a Registration Statement on Form S-1 filed pursuant to Rule 462(b) (File No. 333-139363) that were declared effective by the Securities and Exchange Commission on December 14, 2006. We registered 4,255,000 shares of our common stock for an aggregate offering price of $106,375,000, all of which were sold. After deducting expenses, we received net offering proceeds of approximately $96 million from our initial public offering. As of June 30, 2010, approximately $30.7 million of aggregate net proceeds from our initial public offering are maintained in investment accounts and we have used the remaining proceeds of approximately $65.4 million to fund our development of Hematide and other working capital and general corporate purposes, including the expansion of commercial capabilities.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2010.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are being filed as part of this report:

3.3	Amended and Restated Certificate of Incorporation (1)
3.5	Amended and Restated Bylaws (2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate (1)
4.3	Warrant to purchase shares of Series C Preferred Stock (1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)
4.5	Form of Warrant to purchase shares of Common Stock (3)
10.35	Fifth Amendment dated May 20, 2010 by and between Registrant and EOP-Foothill Research Center, L.L.C.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

AFFYMAX, INC.

	By:	/s/ ARLENE M. MORRIS
Dated: August 4, 2010		Arlene M. Morris Chief Executive Officer and Member of the Board of Directors

	By:	/s/ PAUL B. CLEVELAND
Dated: August 4, 2010		Paul B. Cleveland Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation (1)

3.5	Amended and Restated Bylaws (2)

4.1	Reference is made to exhibits 3.3 and 3.5

4.2	Specimen Common Stock Certificate (1)

4.3	Warrant to purchase shares of Series C Preferred Stock (1)

4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)

4.5	Form of Warrant to purchase shares of Common Stock (3)

10.35	Fifth Amendment dated May 20, 2010 by and between Registrant and EOP-Foothill Research Center, L.L.C.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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