Form 10-Q
period 2010-09-30
AFFYMAX INC
filed 2010-11-05
CIK 1158223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 31, 2010, 25,451,078 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFYMAX, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$50,245	$125,296
Short-term investments	55,129	35,292
Receivable from Takeda	4,349	18,561
Income taxes receivable	—	1,443
Deferred tax assets	1,443	1,443
Prepaid expenses and other current assets	4,583	8,704
Total current assets	115,749	190,739
Property and equipment, net	4,250	5,469
Restricted cash	1,135	1,135
Long-term investments	30,344	7,978
Deferred tax assets	5,797	5,797
Other assets	200	392
Total assets	$157,475	$211,510

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,541	$464
Accrued liabilities	9,650	12,594
Accrued clinical trial expenses	28,899	39,499
Deferred revenue	31,187	71,972
UBS loan	—	9,192
Total current liabilities	71,277	133,721
Long-term income tax liability	9,425	9,425
Other long-term liabilities	1,448	1,459
Total liabilities	82,150	144,605
Commitments and Contingencies
Stockholders’ equity
Common stock	24	24
Additional paid-in capital	452,670	441,795
Accumulated deficit	(377,443)	(374,859)
Accumulated other comprehensive income (loss)	74	(55)
Total stockholders’ equity	75,325	66,905
Total liabilities and stockholders’ equity	$157,475	$211,510

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Collaboration revenue	$16,784	$29,157	$105,771	$81,924
License and royalty revenue	6	4	15	13
Total revenue	16,790	29,161	105,786	81,937
Operating expenses:
Research and development	21,118	37,237	83,120	118,462
General and administrative	7,781	10,657	25,372	26,763
Total operating expenses	28,899	47,894	108,492	145,225
Loss from operations	(12,109)	(18,733)	(2,706)	(63,288)
Interest income	47	164	227	826
Interest expense	(35)	—	(104)	(1)
Other income (expense), net	67	163	(1)	163
Net loss before benefit for income taxes	(12,030)	(18,406)	(2,584)	(62,300)
Benefit for income taxes	—	(24)	—	(86)
Net loss	$(12,030)	$(18,382)	$(2,584)	$(62,214)
Net loss per share:
Basic and diluted	$(0.49)	$(0.97)	$(0.11)	$(3.43)
Weighted-average number of shares used in computing basic and diluted net loss per share	24,369	18,951	24,168	18,120

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(2,584)	$(62,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,663	1,560
Amortization of discount/premium on investments	594	10
Stock-based compensation expense	8,005	8,371
Loss on disposal of property and equipment	8	65
Changes in operating assets and liabilities:
Receivable from Takeda	14,212	4,328
Income taxes receivable	1,443	2,555
Prepaid expenses and other current assets	4,121	(2,236)
Other assets	192	3,317
Accounts payable	1,077	1,850
Accrued liabilities	(2,944)	2,830
Accrued clinical trial expenses	(10,600)	9,890
Income taxes payable	—	(163)
Deferred revenue	(40,785)	(25,413)
Long-term income tax liability	—	19
Other long term liabilities	(11)	(79)
Net cash used in operating activities	(25,609)	(55,310)
Cash flows from investing activities
Purchases of property and equipment	(449)	(653)
Purchases of investments	(110,225)	(8,083)
Proceeds from sales of investments	16,042	1,745
Proceeds from maturities of investments	51,515	63,023
Proceeds from sale of property and equipment	(3)	17
Net cash provided by (used in) investing activities	(43,120)	56,049
Cash flows from financing activities
Repurchase of common stock	—	(1)
Proceeds from issuance of common stock upon exercise of stock options	2,242	461
Proceeds from issuance of common stock under employee stock purchase plan	628	522
Proceeds from common stock and warrants issued upon private placement, net of issuance costs	—	41,569
Repayment of UBS loan	(9,192)	—
Net cash provided by (used in) financing activities	(6,322)	42,551
Net increase (decrease) in cash and cash equivalents	(75,051)	43,290
Cash and cash equivalents at beginning of the period	125,296	24,046
Cash and cash equivalents at end of the period	$50,245	$67,336

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

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments. At each balance sheet date presented, our accumulated other comprehensive income (loss) consists solely of unrealized gains and losses on investments. Comprehensive loss for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(12,030)	$(18,382)	$(2,584)	$(62,214)
Decrease (increase) in unrealized gains (losses) on investments	28	(77)	129	(430)
Comprehensive loss	$(12,002)	$(18,459)	$(2,455)	$(62,644)

Concentration of Risk and Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and investments. We deposit excess cash in accounts with two major financial institutions in the U.S. Deposits in these banks may exceed the amount of insurance provided on such deposits. We have not experienced any realized losses on our deposits of cash and cash equivalents. We have adopted guidelines for investment of excess cash with the objective of maintaining safety and liquidity through our policies on diversification and investment maturity.  As of September 30, 2010, we no longer maintained any auction rate securities, or ARS, in our investment portfolio.

At September 30, 2010, we had an accumulated deficit of $377.4 million. Due to the recognition of revenues from milestone payments from our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, we were profitable in the three and six months ended June 30, 2010.  Prior to the three and six month periods ended June 30, 2010, we had incurred net losses since our inception. We continue to expect to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the development and commercialization of Hematide. In addition, we have generated no revenue from product sales to date and we have funded our operations to date principally from our collaboration agreements with Takeda and the sale of equity securities. There can be no assurance that such financing will be available or will be at terms acceptable to us.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investments

Investments are classified as available-for-sale and are carried at their fair market value based upon quoted market prices for these or similar instruments at the balance sheet date. Unrealized gains and losses are reported as a separate component of stockholders’ equity until realized. The amortized cost of these securities is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization as well as realized gains and losses are included in interest income. We assess our investments for potential other-than-temporary impairment based on factors including the length of time and extent to which the fair value has been below our cost basis and the current financial condition of the investee.  We do not intend to sell an impaired security and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. If we conclude that an other-than-temporary impairment exists, we recognize an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest to other income (expense), net. We have elected to use settlement date accounting for purposes of recording transactions.

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

We evaluated the multiple elements under the combined single arrangement in accordance with the provisions of the guidance for revenue arrangements with multiple deliverables. We recognize revenue using the Contingency-Adjusted Performance Model, or CAPM. Under CAPM, revenue is eligible for recognition in the period the payment is earned under the Arrangement including amounts that are either received or due from Takeda. Revenue initially recognized is based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment is earned in relation to the total projected development period.  The remaining portion of the payment is then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement.  Payments during the development period include amounts due for upfront license fees, milestone payments earned, purchases of active pharmaceutical ingredient, or API, and reimbursement of development and commercial expenses.  We had previously estimated the development period to end on January 1, 2011. Based on the announcement on June 21, 2010 of our top-line results from our Phase 3 clinical program, we re-evaluated our development period and determined that the development period is now estimated to end in the first half of 2011.  The extension of the development period results in the deferred collaboration revenue as of June 30, 2010 to be recognized over a longer period then previously estimated. During the development period, we expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods. Included in the reimbursable expense is the cost of API that we manufacture and supply to Takeda during the development period, which we will also supply during the commercialization period. Further changes in the estimated term of the development period could materially affect the amount of collaboration revenue recognized in future periods.

We have recognized $16.8 million and $29.2 million of collaboration revenue during the three months ended September 30, 2010 and 2009, respectively, and $105.8 million and $81.9 million for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, the amount receivable from Takeda was $4.3 million.

Clinical Trial Expense and Accruals

We record expense for estimated clinical study external costs, which are a significant component of research and development, or R&D, expense. These clinical study expenses involve significant estimates due to the complexity and magnitude of the clinical trial activities and have been subject to frequent adjustments, especially for our Phase 3 trials, in part due to our negotiations with third-parties with respect to timing of reporting, patient progression and payments. This also includes our continuing negotiations with contract research organizations, or CROs, on timely delivery and access to information necessary to validate our accruals. The activities in our trials are performed globally at many sites and in various countries, involving numerous CROs and third parties which makes estimation difficult.  Our clinical trial costs were $3.1 million and $20.6 million during the three months ended September 30, 2010 and 2009, respectively, and $26.3 million and $68.8 million during the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, our Phase 3 trials and substantially all of our Phase 2 trials have been completed, however, we are continuing to obtain additional information which will be needed for reconciliation of actual expense to the accruals.

Our clinical studies are administered by CROs that typically perform most of the start-up activities for the trials, including document preparation, site identification, pre-study visits, training as well as on-going program management and close down of the trials. For the Phase 3 studies, which represent the vast majority of the clinical trial expense to date, the expense recorded has been based on reporting received from CROs and internal analyses. We accrue costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, has been based on internal estimates of activities using patient enrollment and contractual or estimated rates. For the Phase 2 studies, the expense has been based on activities such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred. For all studies, CRO reporting is reviewed by us for appropriateness.

During the three months ended March 31, 2010, we concluded negotiations and finalized amendments for activities completed in 2009 resulting in adjustments to estimates recorded in our expense for the year ended December 31, 2009. These changes in estimate decreased expense by $553,000 or $0.02 per share in the three months ended March 31, 2010. Additional changes in estimate or adjustments to previously presented amounts in R&D expense may result as the reconciliation activities and final negotiations with our CROs are completed on our clinical trials.  We plan to complete this reconciliation and have the results reflected in our financials as of December 31, 2010.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period less the weighted-average unvested shares subject to repurchase, without consideration for potential common shares.

Diluted net loss per share is computed similarly to basic net loss per share, except that the denominator is increased to include all dilutive potential common shares using the treasury stock method.  For purposes of this calculation, options to purchase common stock, common stock issuable pursuant to the 2006 Employee Stock Purchase Plan, restricted stock units and warrants are considered to be potential common shares and are only included in the calculation of diluted loss per share when their effect is dilutive. The computations for basic and diluted net loss per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Numerator:
Net loss	$(12,030)	$(18,382)	$(2,584)	$(62,214)
Denominator:
Weighted-average shares outstanding	24,369	18,951	24,168	18,121
Less: Weighted-average unvested shares subject to repurchase	—	—	—	(1)
Weighted-average number of shares used in computing basic and diluted net loss per share	24,369	18,951	24,168	18,120
Basic and diluted net loss per share	$(0.49)	$(0.97)	$(0.11)	$(3.43)

The following were excluded from the computation of diluted net loss per share for the periods presented because including them would have an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options to purchase common stock	3,873	2,420	3,873	2,420
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	34	33	34	33
Restricted stock units	509	107	509	107
Warrants to purchase common stock	426	426	426	426

3.                 Stock-Based Compensation

In July 2010, we granted 667,855 stock options and 235,158 restricted stock units, or RSUs, to certain non-executive employees with an estimated grant date fair value of $4.19 and $6.23 per share, respectively.  Options vest monthly over a four year period and RSUs vest annually over a two year period.

In September 2010, we granted 300,000 stock options and 225,000 RSUs to certain executive officers with an estimated grant date fair value of $4.00 and $5.83 per share, respectively.  Options vest monthly over a four year period.  RSUs are performance-based and vest as follows: (a) 50% upon FDA acceptance of our NDA for Hematide and (b) 50% upon product launch of Hematide.

We recognized stock-based compensation expense related to employee and director stock options, RSUs and stock purchase rights of $3.2 million and $2.4 million for the three months ended September 30, 2010 and 2009, respectively, and $8.7 million and $7.2 million for the nine months ended September 30, 2010 and 2009, respectively, under the authoritative guidance for share-based payments.  As of September 30, 2010, unrecognized compensation costs related to employee and director stock options and restricted stock units totaled $24.2 million. The cost is expected to be recognized over a weighted-average amortization period of 2.25 years.

4.                 Investments and Fair Value Measurements

The following is a summary of our available-for-sale marketable securities (in thousands):

	As of September 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$2,195	$—	$—	$2,195
Government securities	52,931	10	(7)	52,934
Total short-term investments	$55,126	$10	$(7)	$55,129
Long-term investments:
Government securities	$30,272	$72	$—	$30,344

	As of December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$3,714	$—	$—	$—	$3,714
Government securities	20,006	3	—	—	20,009
Auction rate securities	14,125	—	—	(2,556)	11,569
Total short-term investments	$37,845	$3	$—	$(2,556)	$35,292
Long-term investments:
Government securities	$4,059	$—	$(58)	$—	$4,001
Auction rate securities	4,800	—	—	(823)	3,977
Total long-term investments	$8,859	$—	$(58)	$(823)	$7,978

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

Effective January 2010, we adopted the provisions of the authoritative guidance for improving fair value disclosures. Our cash equivalents and investments, other than ARS, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities.  The valuation technique we used to measure fair value of our Level 1 money market securities is a market approach, using prices and other relevant information generated by market transactions involving identical securities.  The types of investments that are generally classified within Level 2 of the fair value hierarchy include certificates of deposits and U.S. government securities.  The valuation technique we used to measure fair value of our Level 2 investments is a market approach, which we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical investments was not available, we used market pricing and other observable market inputs for similar investments obtained from various third party data providers. These inputs represent quoted prices for similar investments in active markets or these inputs have been derived from observable market data. Our investments in ARS and UBS AG of Series C-2 ARS Rights, or ARS Rights, were classified within Level 3 of the fair value hierarchy because of the lack of observable inputs.  The valuation technique we used to measure fair value of our Level 3 ARS and ARS Rights was an income approach and we used a discounted cash flow analysis.  As of September 30, 2010, we no longer maintained any ARS or ARS Rights.  Further, there were no transfers in and out between the fair value hierarchy Level 1, Level 2 and Level 3, and there were no changes in our valuation technique in the nine months ended September 30, 2010.  Our policy is to recognize transfers into or out of Level 3 classifications as of the actual date of the event or change in circumstances that caused the transfer.

ARS are structured to provide liquidity by an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days but have stated or contractual maturities that are generally greater than one year.  In July, we sold our remaining $15.0 million of par value of ARS which was comprised of

$12.4 million of municipal issuances that were collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program, and we sold a $2.6 million closed end preferred issuance.  We exercised our ARS Rights on June 30, 2010 which resulted in a repurchase by UBS of the ARS at par of $10.4 million on July 1, 2010.  In July, we also sold our long-term ARS securities with a par value of $4.6 million for $3.7 million which resulted in a loss of $158,000 of fair value upon acceptance of a tender offer below market. Previously, our sales of ARS had not resulted in any loss of principal except for a $62,000 loss of par value upon acceptance of a tender offer below market.

We determined fair value of our ARS using a discounted cash flow analysis. The analysis considers, among other things, the amount and timing of coupon payments, contractual terms, underlying collateralization and credit risk. In addition, we included in our analysis an illiquidity factor to estimate the discount necessary to sell a security for which there is no active market. The analysis considers that issuers have continued to meet interest payment obligations and are expected to continue to do so at levels consistent with issuer’s credit risk. The analysis is based on dynamic market conditions and changes in our assumptions could lead to a significant change in determined value. For the nine months ended September 30, 2009, our analysis resulted in a net decrease in fair value of ARS totaling $160,000 that was deemed to be other-than-temporary and was recorded as impairment charges to other income (expense) net.  Upon sale, the other-than-temporary impairment charges were reversed to the extent that the proceeds from the sale exceeded the fair value of the ARS. We reversed other-than-temporary impairment charges of $695,000 and $372,000 for the nine months ended September 30, 2010 and 2009, respectively.

In November 2008, we accepted the terms of the ARS Rights and delivered the required legal release of claims against the UBS entities. These ARS Rights gave us the option to require UBS to repurchase, at par, the ARS beginning on June 30, 2010, which we exercised on June 30, 2010 as described above.  In connection with the ARS Rights, UBS also offered, through UBS Financial Services, Inc., an affiliate of UBS AG, a loan facility that allows draws of up to 75% of the stated value of our ARS portfolio, as determined by UBS Financial Services, Inc.  In December 2009, we obtained a loan of approximately $9.2 million, which was secured by the ARS and ARS Rights as collateral.  See Note 5 to our Condensed Financial Statements — UBS Loan.  As part of our ARS Rights cash settlement on July 1, 2010, we repaid our outstanding loan balance of $5.4 million.  As of September 30, 2010, we no longer have any debt liability.

We determined that the ARS Rights did not meet the definition of a derivative security as described in the authoritative guidance for accounting for derivative instruments and hedging activities because the ARS Rights were non-transferrable, and we must tender the related ARS to receive the cash settlement.  Therefore, we elected to measure the ARS Rights separately under the authoritative guidance pertaining to the fair value option for financial assets and financial liabilities in order to partially offset the changes in the fair value of the ARS to the ARS Rights. We did not elect to adopt the guidance for the fair value option for financial assets and financial liabilities to measure financial instruments, except for the ARS Rights. We determined the fair value of our ARS Rights using a discounted cash flow analysis based on, among other things, the timing and likelihood of the recovery of the par value of the ARS from UBS. For the nine months ended September 30, 2009, our analysis resulted in a net increase in the fair value of our ARS Rights of $57,000 and was recorded as an other current asset with a corresponding credit to other income (expense), net. Upon sale of the related ARS, the fair value of our ARS Rights was decreased by $604,000 and $126,000 for the nine months ended September 30, 2010 and 2009, respectively, and was recorded as a charge to other income (expense), net.

The following table presents our investments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of September 30, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$47,796	$38,581	$9,215	$—
Short-term investments:
Certificates of deposit	$2,195	$—	$2,195	$—
Government securities	52,934	—	52,934	—
Total short-term investments	$55,129	$—	$55,129	$—
Long-term investments:
Government securities	$30,344	$—	$30,344	$—

	As of December 31, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$112,510	$102,216	$10,294	$—
Short-term investments:
Certificates of deposit	$3,714	$—	$3,714	$—
Government securities	20,009	—	20,009	—
Auction rate securities	11,569	—	—	11,569
Total short-term investments	$35,292	$—	$23,723	$11,569
Long-term investments:
Government securities	$4,001	$—	$4,001	$—
Auction rate securities	3,977	—	—	3,977
Total long-term investments	$7,978	$—	$4,001	$3,977
ARS Rights	$2,337	$—	$—	$2,337

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of the period	$17,883	$20,026
Transfers in and/or out of Level 3	—	—
Total unrealized losses related to ARS Included in net loss	—	(160)
Total realized gains related to ARS Included in net loss	695	372
Total realized loss related to ARS Included in net loss	(158)	(62)
Total realized losses related to ARS Rights Included in net loss	(604)	(126)
Total unrealized gains related to ARS Rights Included in net loss	—	57
Settlements	(17,816)	(2,013)
Balance at end of the period	$—	$18,094

5.                 UBS Loan

In connection with the settlement with UBS AG relating to our ARS, we entered into a loan agreement with UBS Financial Services, Inc., an affiliate of UBS AG.  In December 2009, we obtained a loan of approximately $9.2 million, the full available amount, which was secured by the ARS. The loan amount was based on 75% of the fair value of the ARS as assessed by UBS at the time of the loan. This “no net cost loan” bears interest at a rate that will not exceed the average rate of interest paid on the pledged ARS such that the net interest cost to us will be zero. As part of our ARS Rights cash settlement on July 1, 2010, we repaid our outstanding loan balance of $5.4 million.  As of September 30, 2010, we no longer have any debt liability.

As required by UBS, we applied the net interest received in and the proceeds from the sales and redemptions of ARS to the principal of the loan.  For the three months ended September 30, 2010, we paid $2,000 of interest expense associated with the loan and received $6,000 in interest income from the collateralized ARS.  For the three months ended September 30, 2010, the net interest earned of $4,000 and $5.4 million from redemptions was applied to the principal of the loan. For the nine months ended September 30, 2010, we paid $56,000 of interest expense associated with the loan and received $150,000 in interest income from the collateralized ARS. For the nine months ended September 30, 2010, the net interest earned of $94,000 and $9.1 million from sales and redemptions was applied to the principal of the loan.

6.                 Commitments and Contingencies

In October 2010, the arbitration panel in our binding arbitration with certain subsidiaries of Johnson & Johnson, or J&J, decided the ownership of a number of U.S. and international patents and patent applications related to certain EPO-R agonists, or the “intellectual property in dispute.”  The decision maintained J&J’s sole inventorship and sole ownership of U.S. Patent No. 5,767,078, or the “078 Patent,” and certain related foreign patents and patent applications, including European Patent application EP96/918,317. The arbitrators determined that we and J&J jointly own the remainder of the intellectual property in dispute.

We are continuing to review the arbitrators’ decision and consider potential courses of action with our counsel and Takeda. While we believe the ‘078 Patent and related foreign cases do not encompass Hematide, J&J may now or in the future attempt to assert claims based upon the ‘078 Patent and related foreign cases. The arbitration decision did not address validity or infringement of any patents, and we believe that Hematide does not infringe the ‘078 Patent and related foreign cases.

However, we expect that this dispute with J&J could involve additional litigation or legal proceedings that may take years to resolve.  Although we believe our position in this dispute is meritorious and that we would have substantial defenses to any potential claims by J&J, litigation is time consuming and expensive and the outcome is inherently uncertain, particularly due to the complexity of patent laws, which vary substantially from country to country.  See ‘‘Risk Factors—Risk Related to Our Business.’’

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

In June 2006, the parties expanded their collaboration to develop and commercialize Hematide worldwide, which includes the co-development and co-commercialization of Hematide in the U.S. Takeda received an exclusive license to develop and commercialize Hematide outside of the U.S. Takeda bears 70% of the third party U.S. development expenses while we are responsible for 30% of the expenses. We retain responsibility for 100% of our internal development expenses. In addition, third party expenses related to the commercialization of Hematide in the U.S. are equally shared by both parties.  Certain employee expenses related to commercialization will also be equally shared, which we expect to occur in the first half of 2011. Takeda will have primary responsibility and bear all costs for Hematide clinical development in support of regulatory approval for all territories outside the U.S. Under the June 2006 agreement, Takeda paid us an upfront license fee of $105 million.  In May 2010, Takeda paid us a $15 million milestone payment for database lock of the non-dialysis Phase 3 clinical trials and in June 2010, Takeda paid us an additional $15 million milestone payment for database lock of the dialysis Phase 3 clinical trials.  We are eligible to receive from Takeda a $10 million milestone payment upon FDA acceptance of the submission of the NDA for the dialysis indication and an additional $50 million milestone payment upon approval by the FDA for dialysis as the first renal indication as well as $25 million milestone payments for clinical development and regulatory milestones for the dialysis indication for territories outside the U.S.  In addition to milestone payments for dialysis as the first renal indication, to the extent we pursue other indications, an aggregate of approximately $165 million of milestone payments may be payable to us by Takeda upon the successful achievement of clinical development and regulatory milestones of which $75 million relate to the non-dialysis indication as a second renal indication (including $10 million milestone payments upon FDA acceptance of the submission of NDA and $45 million of milestone payments upon approval by the FDA) and the remainder of milestones relate to oncology indications. Further, we may receive from Takeda up to an aggregate of $150 million upon the achievement of certain worldwide annual net sales milestones. We and Takeda will share equally in the net profits and losses of Hematide in the U.S., which include expenses related to the marketing and launch of Hematide. Takeda will pay us a variable royalty based on annual net sales of Hematide outside the U.S. The arrangement establishes a joint steering committee to oversee the development, regulatory approval and commercialization of Hematide.

We share responsibility with Takeda for clinical development activities required for U.S. regulatory approval of Hematide. Specifically, we have primary responsibility for Hematide’s clinical development plan and clinical trials in the dialysis and non-dialysis indications, while Takeda has primary responsibility in the chemotherapy induced anemia and anemia of cancer indications to the extent any such indication is developed. We and Takeda have agreed to suspend the development of Hematide to treat chemotherapy-induced anemia and to focus all development efforts for Hematide on the treatment of chronic renal failure anemia. We are responsible for U.S. regulatory filings for all renal indications we pursue, including for the dialysis indication, and holding the NDAs for those indications. Takeda is responsible for regulatory filings outside the U.S. and the creation of a global safety database.

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

8.                 Azimuth Equity Line of Credit

In September 2009, we entered into an equity line of credit arrangement, with Azimuth Opportunity Ltd., or Azimuth, that provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $60.0 million shares of our common stock over the 24-month term of the purchase agreement which ends October 1, 2011. This agreement was amended on September 17, 2010 to extend the term of the agreement to September 2012 and reduce the minimum threshold price that we may establish at which, upon presentation to Azimuth of a draw down notice, Azimuth is required to purchase shares of our common stock.  The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the Azimuth draw down period on which shares are purchased, less a discount ranging from 3.75% to 5.75%, based on a minimum price of $4.00 as specified in the amended agreement.  All other terms in the agreement remain the same.

In addition, we are required to pay Reedland Capital Partners a placement fee equal to 1% of the aggregate dollar amount of common stock purchased by Azimuth.  Our equity facility is subject to a number of conditions that limit our ability to draw against such facility.

In October 2010, we closed on the sale of 999,061 shares of common stock to Azimuth under the Common Stock Purchase Agreement for an aggregate purchase price of $5.0 million.  Our net proceeds from the sale of these shares was approximately $4.9 million after deducting our estimated offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2009 and our unaudited condensed financial statements for the three and nine month periods ended September 30, 2010.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements.  These forward-looking statements include statements regarding the timing, design and results of our clinical trials, drug development program and registration strategy, the continuation and success of our collaboration with Takeda, the scope, validity and applicability of the intellectual property in dispute, and the timing and likelihood of the commercialization of Hematide. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q under Item 1A “Risk Factors,” including risks relating to timing of and regulatory requirements for approvals, including the FDA’s interpretation of the data from the Phase 3 studies, in particular with respect to the secondary analyses in the non-dialysis patients, risks relating to the continued safety and efficacy of Hematide in clinical development, the potential for once per month dosing and room temperature stability, regulatory requirements and approvals, research and development efforts, the factors affecting the commercial potential of Hematide, industry and competitive environment, controversy surrounding the class of erythropoiesis stimulating agents, reimbursement coverage, intellectual property rights and disputes and potential costs, disruptions and consequences of litigation, financing requirements and ability to access capital, and other matters.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, Hematide TM/peginesatide, recently completed Phase 3 clinical trials to treat anemia associated with chronic renal failure. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic renal failure, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may lead to chronic fatigue or increase the risk of other diseases or death. Currently recombinant EPO, or rEPO, is used to manage the anemia of dialysis, non-dialysis and cancer patients. According to IMS Health Incorporated, rEPO generated $6.3 billion in the United States or U.S. revenues for 2009, of which we estimate that over one-half is attributable to use of rEPO in dialysis patients with chronic renal failure, and the remainder is attributable to use in non-dialysis patients and other indications, primarily cancer patients. Hematide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Hematide is designed to be longer acting than currently marketed ESAs in the U.S. and therefore has the potential to offer both better care for patients and reduced cost and complexity for healthcare providers.

In late June 2010, we announced preliminary top-line results from the Hematide Phase 3 clinical program for the treatment of patients with anemia associated with chronic renal failure.  Our Phase 3 clinical program included four open-label, randomized controlled clinical trials. Of these trials, two trials, called PEARL 1 and PEARL 2, were conducted in non-dialysis patients and designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide. Analysis of efficacy and safety for all of the Phase 3 studies were based on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint, the mean change in hemoglobin from baseline, in each of the four Phase 3 studies met the statistical criteria for non-inferiority. In addition, Hematide met the statistical criterion for non-inferiority for the assessment of safety for the cardiovascular composite safety endpoint, or CSE, which was composed of death, stroke, myocardial infarction, congestive heart failure, unstable angina and arrhythmia from a pooled safety database across the four Phase 3 studies.  However, some differences were observed when secondary analyses were conducted as previously described in our Current Report on Form 8-K dated June 21, 2010.

Despite meeting the primary efficacy endpoints and the CSE for Hematide, the differences observed in the Phase 3 secondary analyses present risks to our ability to obtain regulatory approval for Hematide particularly in the non-dialysis setting due to the heightened concerns surrounding safety of ESAs. We plan to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for treatment of anemia in chronic renal failure patients on dialysis targeted for the first half of 2011, pending further feedback from the FDA. Any negative perception of Hematide’s safety relative to other ESAs would significantly limit the likelihood of obtaining regulatory approval for Hematide. The issues arising from the Phase 3 results have caused significant delay and may continue to negatively impact the timelines for development and the likelihood, scope or conditions surrounding regulatory approval.  Any or all of these factors may significantly reduce the ultimate commercial potential of Hematide.

In September 2010, we entered into an amendment, or the Amendment, to the Common Stock Purchase Agreement with Azimuth Opportunity Ltd., or Azimuth, dated as of September 25, 2009.  The Amendment extends the term of the equity facility to September 2012 and reduces the minimum threshold price we may establish at which, upon presentation to Azimuth of a draw down notice, Azimuth is required to purchase shares of our common stock. Our equity facility is subject to a number of conditions that limit our ability to draw against such facility.

In October 2010, we closed on the sale of 999,061 shares of common stock to Azimuth under the Common Stock Purchase Agreement for an aggregate purchase price of $5.0 million.  Our net proceeds from the sale of these shares was approximately $4.9 million after deducting our estimated offering expenses.

To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and active pharmaceutical ingredient, or API, production, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. As of September 30, 2010, we had an accumulated deficit of $377.4 million. Prior to the three and six month periods ended June 30, 2010, we had incurred net losses since our inception.  However, due to the recognition of revenues from milestone payments from our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, we were profitable in the three and six months ended June 30, 2010 and may have profitable quarters from time to time.  We continue to expect to incur substantial and increasing losses for the next several years in order to complete the development and commercialization of Hematide.

We believe that our existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least 12 months. However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide. Since the announcement of our Phase 3 data and the arbitration decision relating to our dispute with J&J, we have experienced a severe decline in our stock price, which has impaired our ability to access capital on potentially favorable terms. In contrast, our need to raise funding has only increased due to the Hematide development program delays, the reduction of potential milestone payments from Takeda associated with the non-dialysis indication and the potential for future legal proceedings.  As we continue to develop and ultimately commercialize Hematide, if approved, we may experience further challenges or delays if issues arise or additional requirements are imposed based on our discussions with the FDA and other regulatory agencies or as a consequence of our dispute with J&J.

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

We record expense for estimated clinical study external costs, which involve significant estimates due to the complexity and magnitude of the clinical trial activities.   These estimates have been subject to frequent adjustments, especially for our Phase 3 trials, in part due to our negotiations with third-parties with respect to timing of reporting, patient progression and payments as well as our continuing negotiations with contract research organizations, or CROs, on timely delivery and access to information necessary to validate our accruals.  Additional changes in estimate or adjustments to previously presented amounts in research and development, or R&D, expense may result as the reconciliation activities and final negotiations with our CROs are completed on our clinical trials.

Our critical accounting policies and the use of estimates are consistent with those noted in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Revenue

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands, except percentages)
Collaboration revenue	$16,784	$29,157	(42)%	$105,771	$81,924	29%
License and royalty revenue	6	4	50%	15	13	15%
Total revenue	$16,790	$29,161	(42)%	$105,786	$81,937	29%

We have recognized $16.8 million and $29.2 million of collaboration revenue during the three months ended September 30, 2010 and 2009, respectively, and $105.8 million and $81.9 million for the nine months ended September 30 2010 and 2009, respectively.  The decrease in revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was due to the extension of the development period as described below, resulting in lower amortization of collaboration revenue under the Contingency-Adjusted Performance Model, or CAPM, from expense reimbursements and milestones received from Takeda in prior periods and a decrease in recognition of payments received or due from Takeda in the current period.

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

The increase in collaboration revenue for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was due to the continued amortization of collaboration revenue under the CAPM, from expense reimbursements and milestones received from Takeda in prior periods.  In March 2010, we received a $5 million cash milestone payment from Takeda for the initiation of Japan’s Phase 3 renal indication.  In May 2010, Takeda paid us a $15 million milestone payment for database lock of the Phase 3 non-dialysis clinical trials and in June 2010, Takeda paid us an additional $15 million milestone payment for database lock of the dialysis Phase 3 clinical trials.

Further changes in the estimated term of the development period could materially affect the amount of collaboration revenue recognized in future periods.  We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$21,118	$37,237	(43)%	$83,120	$118,462	(30)%

The decrease in R&D expenses for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was primarily due to the completion of the treatment and follow up of our Phase 3 clinical trials at the start of 2010 and we expect such expenses in 2010 to continue to remain below 2009 levels.

During the three months ended March 31, 2010, we concluded negotiations and finalized amendments for activities completed in 2009 resulting in adjustments to estimates recorded in our expense for the year ended December 31, 2009. These changes in estimate decreased expense by $553,000 or $0.02 per share in the three months ended March 31, 2010. Additional changes in estimate or adjustments may result as the reconciliation activities are completed on our clinical trials which could impact R&D expense in subsequent periods.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands, except percentages)
General and administrative expenses	$7,781	$10,657	(27)%	$25,372	$26,763	(5)%

The decrease in general and administrative, or G&A, expenses for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was primarily due to lower legal fees.  We expect to incur increasing G&A expenses in future periods to support our preparation for the NDA for Hematide and expansion of commercial capabilities.

Interest Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands, except percentages)
Interest income (expense), net	$12	$164	(93)%	123	$825	(85)%

The decrease in interest income, net, was due primarily to lower interest rates during the three and nine months ended September 30, 2010 compared to the same periods in 2009.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands, except percentages)
Other income (expense), net	$67	$163	(59)%	$(1)	$163	(101)%

Other income (expense), net, for the three and nine months ended September 30, 2009 primarily includes the other-than-temporary impairment charge related to the decrease in fair value of our investments in auction rate securities, or ARS, in comparison to the three and nine months ended September 30, 2010 which only reflects the subsequent adjustment to fair value. We do not intend to sell an impaired security and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. If we conclude that an other-than-temporary impairment exists, we recognize an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest to other income (expense), net.

Benefit for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands, except percentages)
Benefit for income taxes	$—	$(24)	100%	$—	$(86)	100%

We are subject to federal and California state income taxes. We anticipate being in a net operating loss position for 2010 and therefore have not recorded any federal or California tax liability for the three and nine months ended September 30, 2010. We were also in a taxable loss position for the year ended December 31, 2009 and therefore did not record any federal and state tax liability for the three and nine months ended September 30, 2009.  We recorded $24,000 and $86,000 of federal tax benefit for the three and nine months ended September 30, 2009, respectively, due to a research and development credit refund available to us pursuant to a provision within the American Recovery and Reinvestment Tax Act of 2009.

Liquidity and Capital Resources

	September 30,	December 31,
	2010	2009
	(in thousands)
Cash, cash equivalents, short-term investments	$105,374	$160,588
Working capital	$44,472	$57,018
Long-term investments	$30,344	$7,978

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$(25,609)	$(55,310)
Investing activities	$(43,120)	$56,049
Financing activities	$(6,322)	$42,551
Capital expenditures (included in investing activities above)	$(449)	$(653)

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through September 30, 2010, we have received net proceeds of $385.5 million from the issuance of equity securities, $122 million of upfront license fees, $45 million in milestone payments and $219.3 million for the reimbursement of development and commercial expenses and purchase of API from our collaboration agreements with Takeda. Takeda bears 70% of the third party U.S. development expenses, while we are responsible for 30% of the expenses. We retain responsibility for 100% of our internal development expenses. Certain employee expenses related to commercialization will also be equally shared, which we expect to occur in the first half of 2011.

Net cash used in operating activities for the nine months ended September 30, 2010 and 2009 reflects net loss for the periods generated primarily by the development of Hematide. The net loss for the nine months ended September 30, 2010 and 2009 were reduced in part by non-cash activities including stock-based compensation, depreciation and amortization. The nine months ended September 30, 2009 reflects the benefit of increasing liabilities due to the lag in payments relative to expense of our Phase 3 clinical trials for Hematide in comparison to the nine months ended September 30, 2010, which includes the payment of a portion of our accrued clinical trial expenses. In addition to the reimbursement received from Takeda, we received a $5 million cash milestone payment for the initiation of Japan’s Phase 3 renal indication during the first nine months of 2010 and $30 million milestone payments for database lock of the non-dialysis and dialysis Phase 3 clinical trials.  We are eligible to receive additional clinical development and regulatory milestones from Takeda of approximately $85 million relating to dialysis as the first renal indication, including $10 million milestone payments upon FDA acceptance of the submission of the NDA and $50 million of milestone payments upon approval by the FDA. Further, we may receive from Takeda up to an aggregate of $150 million upon the achievement of certain worldwide annual net sales milestones.

Net cash used in investing activities for the nine months ended September 30, 2010 and provided by for the nine months ended September 30, 2009 was a result of maturities and sales of investments offset by the net purchase of investments using the proceeds from our financings and purchases of capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2010 was primarily attributable to the proceeds from issuance of common stock upon exercise of stock options and the purchase of common stock under our Employee Stock Purchase Plan offset by repayment of $9.2 million towards the UBS loan.  Net cash provided by financing activities for the nine months ended September 30, 2009 was primarily attributable to the $41.6 million of net proceeds from the private placement, proceeds from issuance of common stock upon exercise of stock options and the purchase of common stock under our Employee Stock Purchase Plan offset by principal payments under the capital lease obligations. The private placement also included warrants to purchase 423,971 shares of common stock at $16.78 that are exercisable and expire in March 2014.

In September 2010, we entered into an amendment, or the Amendment, to the Common Stock Purchase Agreement with Azimuth Opportunity Ltd., or Azimuth, dated as of September 25, 2009. The Amendment extends the term of the equity facility to September 2012 and reduces the minimum threshold price we may establish at which, upon presentation to Azimuth of a draw down notice, Azimuth is required to purchase shares of our common stock. The Amendment further provides that in no event may we sell under the Purchase Agreement more than such number of shares of common stock which is equal to one share less than 20% of our outstanding shares of common stock on the effective date of the Amendment.

Our equity facility is subject to a number of conditions that limit our ability to draw against such facility.  For example, Azimuth is not obligated to purchase shares of our common stock which, when aggregated with all other shares of our common stock then owned beneficially by Azimuth, would result in the beneficial ownership by Azimuth of more than 9.9% of the then issued and outstanding shares of our common stock or 2,412,628 shares as of September 30, 2010.  Azimuth is not required to purchase our common stock when the price of our common stock is below $4.00 per share.  Assuming that all 2,412,628 shares were sold at the $5.95 closing price of our common stock at September 30, 2010 at the largest possible discount, the maximum aggregate net proceeds we could receive under the agreement with Azimuth would be approximately $13.4 million.

In October 2010, we closed on the sale of 999,061 shares of common stock to Azimuth under the Common Stock Purchase Agreement for an aggregate purchase price of $5.0 million.  Our net proceeds from the sale of these shares was approximately $4.9 million after deducting our estimated offering expenses.

As of September 30, 2010, we had $135.7 million in unrestricted cash, cash equivalents and short-term and long-term investments.  Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, certificates of deposit and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

In July, we sold our remaining ARS with a fair value totaling $12.3 million which was comprised of municipal issuances that were collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a closed end preferred issuance. We exercised our UBS AG of Series C-2 ARS Rights, or ARS Rights, on June 30, 2010 which resulted in repurchase by UBS of the ARS at par of $10.4 million on July 1, 2010.  In July, we also sold our long-term ARS securities with a par value of $4.6 million for $3.7 million which resulted in a loss of $158,000 of fair value upon acceptance of a tender offer below market. As of September 30, 2010, we no longer maintained any ARS or ARS Rights.  As part of our ARS Rights cash settlement on July 1, 2010, we repaid our outstanding loan balance from UBS Financial Services, Inc., an affiliate of UBS AG of $5.4 million.  As of September 30, 2010, we no longer have any debt liability. See Note 5 to our Condensed Financial Statements — UBS Loan.

We believe that our existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least 12 months. However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide. Since the announcement of our Phase 3 data and the arbitration decision relating to the dispute with J&J, we have experienced a severe decline in our stock price, which has impaired our ability to access capital on potentially favorable terms. In contrast, our need to raise funding has only increased due to the Hematide development program delays, the reduction of potential milestone payments from Takeda associated with the non-dialysis indication and the potential for future legal proceedings.  As we continue to develop and ultimately commercialize Hematide, if approved, we may experience further challenges or delays to approval of Hematide if issues arise or additional requirements are imposed based on our discussions with the FDA and other regulatory authorities or as a consequence of our dispute with J&J.  Our current view of the worldwide capital markets is that they are extremely volatile with limited accessibility, and many biotechnology companies have been limited or unsuccessful in obtaining funding in this environment. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital, in the form of equity or otherwise, depending upon market conditions relative to our need for funds at such time. Continuation of this market may significantly limit our ability to raise funds such that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development timelines, and funding may not be available to us on acceptable terms, or at all. Further, we have had to reduce our research capabilities and efforts, including the elimination of certain research programs, and even some activities related to the support of Hematide. If we are unable to raise additional funds when needed, we could be required to further delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing would be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

Our future capital requirements will depend on many forward looking factors and are not limited to the following:

•                    the progress, timing and completion of development activities including pre-clinical studies and clinical trials for Hematide;

•                    our ability to maintain and achieve milestones under our collaboration agreements with Takeda;

•                    costs of additional litigation or legal proceedings;

•                    outcome, timing and cost of obtaining regulatory approvals;

•                    delays that may be caused by changing regulatory requirements;

•                    the number of indications or drug candidates that we pursue;

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

Contractual Obligations and Significant Commitments

Our future contractual obligations at September 30, 2010 were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations (1)	$15,008	$707	$7,308	$6,993	$—
Long-term income tax liability (2)	9,425	—	—	—	—
Total fixed contractual obligations	$24,433	$707	$7,308	$6,993	$—

(1)         In May 2010, we entered into an amendment of our lease agreement for additional office space in Palo Alto, California.  The total square footage covered by the lease amendment is approximately 28,709 square feet, of which we lease 10,794 square feet starting in the fourth quarter of 2010, 1,570 square feet starting in January 2011 and the remaining 16,345 square feet starting in May 2011 until the end of the lease term in September 2014.

(2)         With respect to our long-term income tax liability as of September 30, 2010, we were unable to make a reasonably reliable estimate of the period of cash settlement, if any, with the respective taxing authorities.

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

In July, we sold our remaining ARS with a fair value totaling $12.3 million which was comprised of municipal issuances that were collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a closed end preferred issuance. We exercised our ARS Rights on June 30, 2010 which resulted in repurchase by UBS of the ARS at par of $10.4 million on July 1, 2010.  In July, we also sold our long-term ARS securities with a par value of $4.6 million for $3.7 million which resulted in a loss of $158,000 of fair value upon acceptance of a tender offer below market. As of September 30, 2010, we no longer maintained any ARS or ARS Rights.  As part of our ARS Rights cash settlement on July 1, 2010, we repaid our outstanding loan balance from UBS Financial Services, Inc., an affiliate of UBS AG of $5.4 million.  As of September 30, 2010, we no longer have any debt liability. See Note 5 to our Condensed Financial Statements — UBS Loan.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2010. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

In October 2010, the arbitration panel in our binding arbitration with certain subsidiaries of Johnson & Johnson, or J&J, decided the ownership of a number of U.S. and international patents and patent applications related to certain EPO-R agonists, or the “intellectual property in dispute.”  The decision maintained J&J’s sole inventorship and sole ownership of U.S. Patent No. 5,767,078, or the “078 Patent,” and certain related foreign patents and patent applications, including European Patent application EP96/918,317. The arbitrators determined that we and J&J jointly own the remainder of the intellectual property in dispute.

The intellectual property in dispute relates primarily to a three-year Research and Development Agreement, the ‘‘R&D Agreement,’’ entered into in 1992 between a division of Ortho Pharmaceutical Corporation, a subsidiary of J&J  and Affymax N.V. (a different company from us), for compounds directed at the EPO receptor. The R&D Agreement provided for any invention made by either party to be the property of the party making the invention and that joint inventions would be jointly owned.

In 1995, Affymax N.V., Affymax Technologies, N.V. and Affymax Research Institute were acquired by Glaxo Wellcome plc.  Thereafter, in 2001, we acquired specified assets from Glaxo Wellcome plc and related entities, including the rights to the R&D Agreement (which had been finally terminated in 2000) and the rights to specified patents and patent applications that had previously been held by Affymax N.V. and Affymax Technologies, N.V. and comprised much of the intellectual property in dispute. Our claims of ownership of the intellectual property in dispute was based on the inventions of Affymax N.V. scientists.

After our company was founded in 2001, we pursued efforts to create a synthetic compound that activated the EPO receptor and had the biological and physical properties needed to be a commercially viable pharmaceutical product. Our efforts culminated in the first chemical synthesis of Hematide in 2003. We believe the ‘078 Patent and related foreign cases do not encompass Hematide. In addition, the arbitration decision did not address validity or infringement of any patents, and we believe that Hematide does not infringe the ‘078 Patent and related foreign cases. Nevertheless, J&J may now or in the future attempt to assert claims based upon the ‘078 Patent and related foreign cases.

We are continuing to review the arbitrators’ decision and consider potential courses of action with our counsel and Takeda.  However, we expect that this dispute with J&J could involve additional litigation or legal proceedings that may take years to resolve.  Although we believe our position in this dispute is meritorious and that we would have substantial defenses to any potential claims by J&J, litigation is time consuming and expensive and the outcome is inherently uncertain, particularly due to the complexity of patent laws, which vary substantially from country to country.  See ‘‘Risk Factors—Risk Related to Our Business.’’

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

Risks Related to Our Business

We are dependent on the success of Hematide. Hematide is a new chemical entity and currently our only product candidate. We cannot give any assurance that the development program for Hematide will be successful or completed in a timely or effective manner. Our recently announced Phase 3 results present challenges to our ability to obtain regulatory approval for Hematide in particular due to the heightened concerns surrounding safety of erythropoiesis stimulating agent, or ESAs. Our failure to adequately demonstrate the safety and effectiveness of Hematide will prevent us from receiving regulatory approval and would have a material and adverse impact on our business.  Any failure of our Hematide development  program or the timely and complete submission of our New Drug Application, or NDA, would severely harm our business.

Hematide, an ESA, is a new chemical entity and currently our only product candidate. In order to commercialize Hematide, we will be required to establish that Hematide is sufficiently safe and effective in order to obtain regulatory approvals, which we may fail to do.

In late June 2010, we announced preliminary top-line results from the Hematide Phase 3 clinical program for the treatment of patients with anemia associated with chronic renal failure.  Our Phase 3 clinical program included four open-label, randomized controlled clinical trials. Of these trials, two trials, called PEARL 1 and PEARL 2, were conducted in non-dialysis patients and designed to evaluate the safety and efficacy of Hematide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of Hematide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to Hematide. Analysis of efficacy and safety for all of the Phase 3 studies were based on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint, the mean change in hemoglobin from baseline, in each of the four Phase 3 studies met the statistical criteria for non-inferiority. In addition, Hematide met the statistical criterion for non-inferiority for the assessment of safety for the cardiovascular composite safety endpoint, or CSE, which was composed of death, stroke, myocardial infarction, congestive heart failure, unstable angina and arrhythmia from a pooled safety database across the four Phase 3 studies.  However, some differences were observed when secondary analyses were conducted as previously described in our Current Report on Form 8-K dated June 21, 2010.

Despite meeting the primary efficacy endpoints and the CSE for Hematide, the differences observed in the Phase 3 secondary analyses present risks to our ability to obtain regulatory approval for Hematide particularly in the non-dialysis setting due to the heightened concerns surrounding safety of ESAs. We plan to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for treatment of anemia in chronic renal failure patients on dialysis targeted for the first half of 2011, pending further feedback from the FDA. Any negative perception of Hematide’s safety relative to other ESAs would significantly limit the likelihood of obtaining regulatory approval for Hematide. The issues arising from the Phase 3 results have caused significant delay and may continue to negatively impact the timelines for development and the likelihood, scope or conditions surrounding regulatory approval.  Any or all of these factors may significantly reduce the ultimate commercial potential of Hematide.

Regardless of whether Hematide met the statistical criteria for non-inferiority to the comparator drugs, Hematide could still fail to establish that it is sufficiently safe for regulatory approval for any indication. In addition to clinical trials, Hematide must undergo extensive pre-clinical studies, including carcinogenicity studies, as a condition to submission of an NDA and regulatory approval.  As Hematide is the first ESA to undergo carcinogenicity studies, the regulatory requirements and standards for review remain uncertain and may increase the risk for regulatory approval.  In addition, the submission or approval of our NDA may be delayed or fail for many reasons, including:

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

The Trial to Reduce Cardiovascular Endpoints with Aranesp Therapy, or TREAT, results heightens concerns surrounding safety of ESAs and increases the regulatory risk for Hematide as the class faces greater scrutiny.  These concerns may limit the ability to develop and obtain regulatory approval for Hematide. The FDA recently convened a cardio-renal advisory committee meeting to re-evaluate the use of ESAs in the treatment of anemia in chronic kidney disease.  We cannot predict what future actions the FDA may take that could affect the potential of Hematide.

In late 2009, Amgen Inc., or Amgen, announced the results of its large, randomized, double-blind, placebo-controlled Phase 3 study of patients with chronic kidney disease (CKD) (not requiring dialysis), anemia and type-2 diabetes (TREAT). In this study, treatment of anemia with Aranesp to a target hemoglobin of 13 g/dL, which is higher than the 10 g/dL - 12 g/dL range approved by the FDA in the current label, reportedly failed to show benefit compared to the control group with regard to composite of time to all-cause mortality or cardiovascular morbidity (including heart failure, heart attack, stroke, or hospitalization for myocardial ischemia) and a composite of time to all-cause mortality or chronic renal replacement. In addition, higher rates of stroke were reported amongst patients treated with Aranesp compared to the control group. Further, among a subgroup of patients with a history of cancer at baseline, a statistically significant increase in deaths from cancer was observed in the Aranesp treated patients compared to placebo treated patients. However, Aranesp treatment reportedly was associated with a statistically significant reduction in blood transfusions and a modest improvement in patient reported fatigue.

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

In February 2010, the FDA announced that ESAs must be prescribed and used under a risk management program known as a risk evaluation and mitigation strategy, or REMS, to ensure the safe use of these drugs.  As part of the REMS, a medication guide explaining the risks and benefits of ESAs must be provided to all patients receiving ESAs for all indications. In addition, in the case of oncology use, the FDA required ESA manufacturers to implement training for hospitals and healthcare professionals and the signing of a patient informed consent acknowledging the risks of ESA use prior to treatment.  As part of any REMS, the manufacturer has reporting and monitoring obligations to ensure compliance.

In October 2010, the FDA convened a cardio-renal advisory committee to review TREAT and to re-evaluate the use of ESAs in the treatment of anemia in chronic kidney disease.  Although the advisory panel voted against withdrawal of the indication for Aranesp’s use in non-dialysis patients even those with a history of stroke, and voted against the adoption of the TREAT control group dosing regimen (treatment once hemoglobin is below 9 g/dl), the advisory committee discussion included potential areas of concerns regarding the use of ESAs, including hemoglobin variability and rates of excursions associated with current dosing regimens, use by certain subgroups including diabetics and hyporesponders, among others, for further consideration in clinical trials.  As the advisory committee’s recommendations are non-binding, the FDA may choose to reject the advisory panel’s recommendations and impose further restrictions or requirements on ESAs, including Hematide.

The TREAT results and the FDA’s recent and potential future actions represent additional challenges to the ESAs as a class and increases the uncertainty associated with Hematide’s regulatory approval.  Even prior to these recent events, for the last several years, the FDA, the medical community, and others have recently raised significant safety concerns relating to commercially available ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. These concerns have resulted in a number of negative actions affecting the market for ESAs particularly in oncology, including the following:

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

•                  The FDA also issued a public health advisory statement re-evaluating the safe use of the ESA class and convened its Oncology Drugs Advisory Committee, or ODAC, in May 2007 to consider recent information on risks associated with ESAs for use in the treatment of anemia in cancer patients. The ODAC recommended that the FDA institute restrictions on the usage of currently marketed ESAs, including limitations on the treatment of certain types of cancer and the duration of treatment.

•                  The FDA also convened a joint meeting in September 2007 of the Cardiovascular and Renal Drugs advisory committee and the Drug Safety and Risk Management advisory committee to review the risks and benefits of ESAs.

•                  The FDA approved revised black box warnings and other safety-related product labeling changes for commercially available ESAs during 2007and thereafter.

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

Our development program for Hematide may not lead to a commercial drug either because we fail to adequately demonstrate that it is safe and effective in clinical trials and or pre-clinical studies and we therefore fail to obtain necessary approvals from the FDA and similar foreign regulatory agencies, or because we have inadequate financial or other resources to advance Hematide through development commercialization. Our analyses of the Phase 3 results remains preliminary and no conclusions as to the safety and efficacy can be drawn as only the FDA can ultimately make such determination. Any failure to obtain approval of Hematide would have a material and adverse impact on our business as we would have to incur substantial expense and it would take a significant amount of time and resources to bring any future product candidate to market, if ever.

Even if Hematide receives approval by the FDA for treatment of anemia associated with chronic renal failure in dialysis patients, the market opportunity for Hematide may be significantly reduced as a result of the increasing controversy surrounding ESAs, the TREAT results and future actions by the FDA and CMS.

Safety concerns have significantly reduced the market for ESAs in recent years. As the perception of the risks of ESA usage continues to increase with the controversy surrounding the recent TREAT results, the concerns are likely to further negatively impact the use of ESAs and the commercial potential of Hematide. The FDA has announced plans to convene an advisory committee to re-evaluate the use of ESAs in the treatment of anemia in chronic kidney disease. The FDA may further lower target hemoglobin levels and implement other actions that may limit the use of ESAs in chronic kidney disease potentially beyond non-dialysis patients to dialysis as well. In addition to potential FDA action to limit use of ESAs, CMS convened a meeting of the Medicare Evidence Development & Coverage Advisory Committee, or MedCAC, to review the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease and considered the results of the TREAT study among others. Any action by FDA to further restrict ESA use or decrease reimbursement coverage by CMS could have a materially negative impact on the size of the ESA market in the United States and reduce the overall size of the market Hematide is expected to compete in at the time of launch. Not only may a small imbalance in safety events or unfavorable signal or trend against Hematide increase FDA approval risk or the risk of Hematide obtaining reimbursement, but any negative perception of Hematide’s safety relative to other ESAs could keep us from successfully commercializing Hematide.

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

We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At September 30, 2010, we had an accumulated deficit of $377.4 million. Due to the recognition of revenues from milestone payments from our collaboration with Takeda, we were profitable in the three and six months ended June 30, 2010 and may have profitable quarters from time to time. We continue to expect to incur substantial and increasing losses for the next several years. Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to:

•       complete clinical development of Hematide;

•       prepare the submission of the NDA for Hematide;

•       validate the manufacturing process for Hematide at our contract manufacturers; and

•       prepare to launch and commercialize Hematide, including building our own commercial organization, sales force and infrastructure to address renal markets.

We believe that our existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least 12 months. However, we expect that we will need to raise additional funding to complete the development and commercialization of Hematide. Since the announcement in late June 2010, we have experienced a severe decline in our stock price, which has impaired our ability to access capital on potentially favorable terms. In contrast, our need to raise funding has only increased as the Hematide development program has suffered delays and due to the reduction of potential loss of milestone payments from Takeda associated with the non-dialysis indication.  As we continue to analyze the data, we may experience further challenges or delays to approval of Hematide if issues arise or additional requirements are imposed based on our discussions with the FDA.

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

To date, our sources of cash have been limited primarily to the proceeds from the sale of our securities to private and public investors and payments by Takeda under our collaboration agreements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, if available, our stockholders may experience significant dilution particularly given the stock price decline we experienced subsequent to the announcement of our Phase 3 results. Further, our equity line of credit with Azimuth Opportunity Ltd., or Azimuth, is subject to a number of conditions that limits our ability to draw against such facility.  Any debt financing, if available, may involve security interests on our assets or restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

If we are unable to raise additional funds when required or on acceptable terms, we may have to:

•          assume greater risks and significantly delay, scale back, or discontinue the development and/or commercialization of Hematide;

•          relinquish our existing rights to Hematide;

•          eliminate or defer formulation research and development or other manufacturing efforts that may be required to successfully develop or commercially launch Hematide; or

•          pursue merger and acquisition alternatives.

We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, prepare for the NDA and add infrastructure and operations to support commercialization of Hematide, and potentially begin new research and development programs. Our ability to generate revenue depends heavily on our ability to successfully develop and secure regulatory approval for, and commercially launch, our product candidate, Hematide. If due to lengthy and complicated development, clinical and regulatory requirements or any other reason, we are unable to commercialize Hematide, we may never be able to commercialize any future product candidates, if ever.

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

As a result of a determination in our binding arbitration that Johnson & Johnson Pharmaceutical Research & Development, L.L.C., and Ortho-McNeil Pharmaceutical, Inc., or J&J, owns certain  intellectual property related to erythropoietin receptor, or EPO-R, agonists, J&J may seek to assert claims that may prevent us from manufacturing or commercializing Hematide in accordance with our current plans, including limiting our ability to license rights to third parties.

In October 2010, the arbitration panel in our binding arbitration with J&J decided the ownership of a number of U.S. and international patents and patent applications related to certain EPO-R agonists, or the “intellectual property in dispute.”  The decision maintained J&J’s sole inventorship and sole ownership of U.S. Patent No. 5,767,078, or the “078 Patent,” and certain related foreign patents and patent applications, including European Patent application EP96/918,317. The arbitrators determined that we and J&J jointly own the remainder of the intellectual property in dispute.

We are continuing to review the arbitrators’ decision and consider potential courses of action with our counsel and Takeda. While we believe the ‘078 Patent and related foreign cases do not encompass Hematide, J&J may now or in the future attempt to assert claims based upon the ‘078 Patent and related foreign cases.  The arbitration decision did not address validity or infringement of any patents, and we believe that Hematide does not infringe the ‘078 Patent and related foreign cases.

However, we expect that this dispute with J&J could involve additional litigation or legal proceedings that may take years to resolve. Although we believe our position in this dispute is meritorious and that we would  have substantial defenses to any potential claims by J&J, litigation is time consuming and expensive and the outcome is inherently uncertain, particularly due to the complexity of patent laws, which vary substantially from country to country.  If J&J is successful in asserting its rights under the ‘078 Patent and related foreign cases,  J&J may prevent us from manufacturing or commercializing Hematide, either for ourselves or with Takeda or any potential sublicensees, or obtain a royalties on sales of Hematide until expiration of these patent rights in 2015.  In addition, an adverse outcome could result in liability for damages, attorneys’ fees and costs.  If intellectual property in dispute that has been deemed to be jointly owned is broad enough to cover Hematide, then under the laws applicable in most relevant jurisdictions outside the U.S, joint ownership would permit us to manufacture and sell Hematide, but may not allow us to license third parties to do so, which may negatively affect our development and business plans outside the U.S. or our collaboration with Takeda.

Regardless of the ultimate outcome of the proceedings, additional litigation or legal proceedings or even the risk thereof may make it more difficult to commercialize Hematide. The threat of such legal uncertainty may make it difficult for Hematide to gain market acceptance by health care providers, patients, payors or dialysis clinics, any of which may be concerned about the reliability of supply or reluctant to become involved in the prospect of existing or potential litigation.

We continue to consider our legal alternatives in this dispute.  To date, we have incurred significant expense in pursuing this matter, including substantial time and effort on the part of our technical, legal and management personnel.  As final resolution of this dispute may not be reached for years, we expect to incur significant expenses and diversion of resources for years.  Further, the risk or existence of litigation or legal proceedings with J&J may limit our ability to finance, and even if such financing is available, to achieve terms that are favorable to us.

Even if Hematide is approved by the FDA for treatment of anemia associated with chronic renal failure in dialysis patients, our commercial success depends upon attaining significant market acceptance of Hematide among physicians, patients, health care payors and the major operators of dialysis clinics as well as reaching an agreement with one or more of such major operators of dialysis clinics.

Hematide has not been approved or commercialized for any indication and we are planning to pursue approval from the FDA for treatment of anemia associated with chronic renal failure in dialysis patients. Even if approved for sale by the appropriate regulatory authorities, physicians may not prescribe Hematide, in which case we would not generate revenue or become profitable. In particular, the therapeutic indication targeted by Hematide has been served by our competitors’ products for many years. These products may now be said to be the standard of care, and it may be difficult to encourage healthcare providers to switch from products with which they and their patients have become comfortable.

The dialysis market, which Hematide will attempt to penetrate, is highly established and concentrated, with two ESA products serving a significant majority of all dialysis patients on Medicare. In addition, dialysis clinics using ESAs could incur substantial expense in administration and training if they were to switch from current ESAs to Hematide. The concentration of customers for ESAs within the dialysis market may pose a risk to our ability to obtain revenues or favorable margins on Hematide, if approved. If we cannot come to agreements with one or more of the major companies operating dialysis clinics in the U.S. or, even if we do, we cannot do so on favorable terms or on a timely basis, the revenue opportunity of Hematide could be significantly reduced. In October 2006, Amgen, which markets the ESAs EPOGEN and Aranesp, and Fresenius Medical Care, or Fresenius, one of the two largest operators of dialysis clinics in the U.S., announced an agreement whereby Amgen would be the sole supplier of EPO products for Fresenius’ dialysis business effective immediately through the end of 2011. We are not aware of the specific terms of the Amgen-Fresenius agreement, and cannot project how it may impact the commercial opportunity for Hematide if and when it is launched. However, agreements between operators of dialysis facilities and marketers of competing ESA products could potentially limit the market opportunity for Hematide, and adversely impact our ability to generate revenues.

Currently, CMS reimburses healthcare providers for use of ESAs at a rate of average sales price plus a 6% margin to the provider, or ASP plus 6%. These reimbursement rates have been declining and have been subject to concerns over the uses that will be subject to future reimbursement. In addition, Congress has recently enacted legislation entitled “Medicare Improvements for Patients and Providers Act of 2008,” or 2008 Medicare Legislation, that adopts a bundled payment system covering the cost of drugs, including ESAs, as well as dialysis services effective January 2011. The bundled payment system remains to be implemented and we cannot be certain whether the implementation of bundling or future changes in the reimbursement system will allow us to compete effectively at the time we seek to enter the chronic renal failure market for use in dialysis patients, if we are ever successful in reaching the market.  Even if we are successful in reaching the market, the implementation of the bundled payment system is expected to reduce the utilization of ESAs, which could limit the commercial potential for Hematide.

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

•       the clinical indication for which Hematide is approved;

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

We anticipate that, if approved, for treatment of anemia associated with chronic renal failure in dialysis patients, Hematide would compete with EPOGEN and potentially Aranesp, which are both marketed by Amgen, NeoRecormon and Mircera, which are currently marketed outside the U.S. by Roche. PROCRIT, which is marketed by Ortho Biotech Products, L.P. (a subsidiary of J&J), for treatment of anemia in non-dialysis patients as well as for chemotherapy induced anemia. Aranesp is approved for once-monthly dosing for treatment of anemia in non-dialysis patients in Europe. In the U.S., Amgen is reportedly in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in non-dialysis patients. If Amgen is successful in obtaining approval for once-monthly dosing or our competitors’ products are administered in practice on a less frequent basis than prescribed by their labels, the market for Hematide may be decreased. In addition, Roche’s Mircera has recently launched in Europe. Mircera reportedly has greater plasma stability and is longer acting than any rEPO product that is currently on the market. As a result of the patent litigation between Roche and Amgen, Mircera has been found to infringe several U.S. patents owned by Amgen and has been enjoined from being sold in the U.S. until the expiration of these patents in mid-2014 under a limited license. If Mircera enters the U.S. market before Hematide or upon its entry, we believe that Mircera will be in direct competition with Hematide, and therefore could potentially limit the market for Hematide, because of its ability to be longer acting. Other potential competitors, including FibroGen, Inc., are developing small molecules designed to promote the production of greater levels of naturally-occurring EPO in patients. The introduction of biosimilars into the ESA market, or new market entrants, could also prove to be a significant threat to us as it could not only limit the market for Hematide, but could also drive down the price of ESAs.

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

The maintenance and successful performance of our strategic collaboration with Takeda for development of Hematide is an important part of our business model. Our collaboration with Takeda is extremely complex particularly with respect to financial provisions, allocations of responsibilities, and the respective rights of the parties with respect to decision making. Accordingly, significant aspects of the development and commercialization of Hematide require Takeda’s agreement or approval prior to implementation, which can cause delays. Further, if we are not able to reach agreement with Takeda or maintain our existing collaboration with Takeda to develop and commercialize Hematide, our business could be severely adversely affected. Takeda has the ability to terminate each of the collaboration agreements upon an uncured material breach by us or even in the absence of a material breach with six-months’ notice. Currently, Takeda could provide us notice of termination of either or both of our collaboration agreements, which would likely have a material adverse effect on the advancement of our Hematide program and our business. The suspension of the Hematide oncology program, the impact of the Phase 3 results particularly on the non-dialysis indication and the arbitration decision relating to the dispute with J&J may increase the likelihood that Takeda terminates the collaboration or affect the resources Takeda is willing to commit to Hematide. Through the collaboration, Takeda currently provides development and commercial funding and performs important functions, including conduct of certain clinical trials and manufacturing activities, and is expected to pay us milestone payments upon the completion of certain events, all of which would be unavailable to us in the case of an early termination of the collaboration. Even in the absence of a termination, Takeda’s failure to provide funding or perform its obligations on a timely basis may have a material adverse effect on our business and the success of Hematide.

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

The trading price of our common stock has been highly volatile. For the 52 weeks ended October 31, 2010, the price ranged between a high of $26.20 per share and a low of $4.90 per share. Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

•       issuance of patents to potential competitors or third parties, including the expected issuance of patents to J&J in Europe;

•       additional litigation or legal proceedings in our dispute with J&J, including both substantive and procedural developments relating to the intellectual property in dispute;

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We have in the past identified material weaknesses in the operation of our internal controls over financial reporting. Although we believe these material weaknesses have been fully remediated and none were identified as of December 31, 2009, we cannot assure you that material weaknesses will not be identified in future periods. There can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting in future periods. If we do experience a material weakness in future periods, then investor confidence, our stock price and our ability to obtain additional financing on favorable terms could be adversely affected.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because of the significant decrease in our stock price as a result of the announcement of our Phase 3 data and the decision from the arbitration panel relating to the dispute with J&J.  Further, our stock price may continue to experience extreme price volatility as has been experienced by biotechnology and biopharmaceutical companies in recent years. If we were to face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-136125) and a Registration Statement on Form S-1 filed pursuant to Rule 462(b) (File No. 333-139363) that were declared effective by the Securities and Exchange Commission on December 14, 2006. We registered 4,255,000 shares of our common stock for an aggregate offering price of $106,375,000, all of which were sold. After deducting expenses, we received net offering proceeds of approximately $96 million from our initial public offering. As of September 30, 2010, approximately $9.4 million of aggregate net proceeds from our initial public offering are maintained in investment accounts and we have used the remaining proceeds of approximately $86.7 million to fund our development of Hematide and other working capital and general corporate purposes, including the expansion of commercial capabilities.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2010.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are being filed as part of this report:

3.3	Amended and Restated Certificate of Incorporation (1)
3.5	Amended and Restated Bylaws (2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate (1)
4.3	Warrant to purchase shares of Series C Preferred Stock (1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)
4.5	Form of Warrant to purchase shares of Common Stock (3)
10.36	Amendment No. 1 to Common Stock Purchase Agreement between the Registrant and Azimuth Opportunity Ltd. dated September 17, 2010 (4)
10.37+	Amendment to Employment Agreement between the Registrant and Arlene M. Morris effective as of September 23, 2010

10.38+	Amendment to Employment Agreement between the Registrant and John A. Orwin effective as of September 23, 2010
10.39+	Amendment to Employment Agreement between the Registrant and Paul B. Cleveland effective as of September 23, 2010
10.40+	Amendment to Employment Agreement between the Registrant and Anne-Marie Duliege effective as of September 23, 2010
10.41+	Amendment to Employment Agreement between the Registrant and Robert Venteicher effective as of September 23, 2010
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

(4)          Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 20, 2010.

+                    Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMAX, INC.

	By:	/s/ ARLENE M. MORRIS
Dated: November 4, 2010		Arlene M. Morris Chief Executive Officer and Member of the Board of Directors

	By:	/s/ PAUL B. CLEVELAND
Dated: November 4, 2010		Paul B. Cleveland Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation (1)

3.5	Amended and Restated Bylaws (2)

4.1	Reference is made to exhibits 3.3 and 3.5

4.2	Specimen Common Stock Certificate (1)

4.3	Warrant to purchase shares of Series C Preferred Stock (1)

4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)

4.5	Form of Warrant to purchase shares of Common Stock (3)

10.36	Amendment No. 1 to Common Stock Purchase Agreement between the Registrant and Azimuth Opportunity Ltd. dated September 17, 2010 (4)

10.37+	Amendment to Employment Agreement between the Registrant and Arlene M. Morris effective as of September 23, 2010

10.38+	Amendment to Employment Agreement between the Registrant and John A. Orwin effective as of September 23, 2010

10.39+	Amendment to Employment Agreement between the Registrant and Paul B. Cleveland effective as of September 23, 2010

10.40+	Amendment to Employment Agreement between the Registrant and Anne-Marie Duliege effective as of September 23, 2010

10.41+	Amendment to Employment Agreement between the Registrant and Robert Venteicher effective as of September 23, 2010

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

(4)                                  Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 20, 2010.

+                    Indicates management contract or compensatory plan.