Form 10-Q
period 2011-03-31
AFFYMAX INC
filed 2011-05-09
CIK 1158223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 29, 2011, 35,383,980 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

AFFYMAX, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31,
	2011	December 31,
	(Unaudited)	2010
Assets
Current assets
Cash and cash equivalents	$96,142	$63,499
Short-term investments	45,856	33,582
Deferred tax assets	438	438
Prepaid expenses and other current assets	1,752	2,023
Total current assets	144,188	99,542
Property and equipment, net	3,782	3,982
Restricted cash	1,135	1,135
Long-term investments	9,928	19,876
Deferred tax assets, net of current	6,802	6,802
Other assets	50	50
Total assets	$165,885	$131,387
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,042	$321
Accrued liabilities	13,510	11,594
Accrued clinical trial expenses	8,189	11,247
Payable to Takeda	4,859	5,958
Deferred revenue	7,000	18,497
Total current liabilities	34,600	47,617
Long-term income tax liability	10,303	10,249
Other long-term liabilities	938	974
Total liabilities	45,841	58,840
Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock: 35,283,816 and 25,451,338 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	35	25
Additional paid-in capital	518,494	461,425
Accumulated deficit	(398,524)	(388,934)
Accumulated other comprehensive income	39	31
Total stockholders’ equity	120,044	72,547
Total liabilities and stockholders’ equity	$165,885	$131,387

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Collaboration revenue	$16,679	$34,646
License and royalty revenue	4	4
Total revenue	16,683	34,650
Operating expenses:
Research and development	18,149	33,093
General and administrative	8,166	9,419
Total operating expenses	26,315	42,512
Loss from operations	(9,632)	(7,862)
Interest income	44	97
Interest expense	(36)	(34)
Other income (expense), net	34	(67)
Net loss before provision for income taxes	(9,590)	(7,866)
Provision for income taxes	1	—
Net loss	$(9,591)	$(7,866)
Net loss per share:
Basic and diluted	$(0.36)	$(0.33)
Weighted-average number of shares used in computing basic and diluted net loss per share	26,354	23,932

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(9,591)	$(7,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	562	553
Amortization of discount/premium on investments	(23)	126
Stock-based compensation expense	2,986	2,485
(Gain) loss on disposal of property and equipment	(26)	—
Changes in operating assets and liabilities:
Receivable from Takeda	—	5,006
Income taxes receivable	—	1,318
Prepaid expenses and other current assets	271	284
Other assets	—	85
Accounts payable	721	2,695
Accrued liabilities	1,916	(2,324)
Accrued clinical trial expenses	(3,058)	(2,667)
Payable to Takeda	(1,099)	—
Deferred revenue	(11,497)	(14,369)
Long-term income tax liability	54	34
Other long-term liabilities	(36)	(40)
Net cash used in operating activities	(18,820)	(14,680)
Cash flows from investing activities
Purchases of property and equipment	(377)	(211)
Purchases of investments	(4,245)	(49,371)
Proceeds from sales of investments	—	142
Proceeds from maturities of investments	1,950	6,503
Proceeds from sale of property and equipment	41	—
Net cash used in investing activities	(2,631)	(42,937)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	348	660
Proceeds from common stock issued upon public offering, net of issuance cost	53,746	—
Repayment of UBS loan	—	(151)
Net cash provided by financing activities	54,094	509
Net increase (decrease) in cash and cash equivalents	32,643	(57,108)
Cash and cash equivalents at beginning of the period	63,499	125,296
Cash and cash equivalents at end of the period	$96,142	$68,188

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                 The Company

Affymax, Inc., a Delaware corporation, was incorporated on July 20, 2001. We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, peginesatide (Hematide™), recently completed Phase 3 clinical trials to treat anemia associated with chronic renal failure. Peginesatide is a synthetic peptide-based erythropoiesis stimulating agent or ESA, designed to stimulate production of red blood cells.

2.                 Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying condensed financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by United States or U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted. The condensed financial statements are unaudited and reflect all adjustments, consisting of only normal recurring adjustments, which in the opinion of management, are necessary to fairly state the financial position at, and the results of operations and cash flows for, the interim periods presented.  The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, which includes our audited financial statements and the notes thereto.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in the condensed financial statements and accompanying notes may not be indicative of the results for the full year or any future period.

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments. At each balance sheet date presented, our accumulated other comprehensive loss consists solely of unrealized gains and losses on investments. Comprehensive loss for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(9,591)	$(7,866)
Decrease in unrealized gains on investments	8	38
Reclassification adjustment for gains on investments recognized in earnings	—	(20)
Comprehensive loss	$(9,583)	$(7,848)

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

We have experienced significant operating losses since inception. At March 31, 2011, we had an accumulated deficit of $398.5 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from upfront license fees, milestone and reimbursement payments received under our collaboration agreements with Takeda Pharmaceutical Company Limited, or Takeda, and the sale of equity securities.  We expect to incur substantial additional operating losses and may need to obtain additional financing in order to complete the development and commercialization of peginesatide. There can be no assurance that such financing will be available or will be at terms acceptable to us.

As of March 31, 2011 and December 31, 2010, we have an accounts payable balance with Takeda of $4.9 million and $6.0 million, respectively, related to our two separate collaboration agreements, or together, the Arrangement with Takeda.  The balances are comprised of the amounts payable related to reimbursement of development and commercial expenses under the terms of our Arrangement with Takeda partially offset by reimbursement of development and commercial expenses we incurred.  We have not experienced any credit losses from our Arrangement with Takeda and none are expected.  We do not require collateral on our receivable.

We are currently developing our first product offering, peginesatide, and have no products that have received regulatory approval. Peginesatide will require approval from the U.S. Food and Drug Administration, or FDA, and/or foreign regulatory agencies prior to commercial sales. There can be no assurance that peginesatide will receive the necessary approvals. If we are denied such approvals or such approvals are delayed, it would have a material adverse effect on us. To achieve profitable operations, we must successfully develop, test, manufacture and commercialize peginesatide. There can be no assurance that peginesatide can be developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that peginesatide will be successfully commercialized. These factors could have a material adverse effect on our future financial results.

Further, some of our suppliers and manufacturing arrangements, including the provision of bulk poly(ethylene) glycol reagent for the manufacture of peginesatide from Nektar Therapeutics AL, Corporation are currently single-sourced, leaving us at greater risk of supply interruptions and potential delays.

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

We entered into the collaboration agreements comprising our Arrangement, with Takeda, which have been combined for accounting purposes due to their proximity of negotiation. We evaluated the multiple elements under the combined single arrangement in accordance with the authoritative guidance for revenue recognition with multiple deliverables. We were unable to determine the stand-alone value of the delivered elements and obtain verifiable objective evidence to determine the fair value of the undelivered elements. Accordingly, we concluded that there was a single unit of accounting.

On January 1, 2011 we adopted Accounting Standards Update, or ASU, No. 2009-13, multiple deliverable revenue arrangements. This update amends the guidance on accounting for arrangements with multiple deliverables to require that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting.  This determination is generally based on whether the deliverable has stand-alone value to the customer.  This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. We may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and the estimated selling price of identified units of accounting for new agreements.  The adoption of ASU No. 2009-13 did not impact our financial position or results of operations as of and for the three month period ended March 31, 2011. The potential future impact of the adoption of this update will depend on the nature of any new arrangements or material modifications of existing arrangements that we enter into in the future.

We recognize revenue using Contingency Adjusted Performance Model, or CAPM. Under CAPM, revenue is eligible for recognition in the period the payment is earned under the Arrangement including amounts that are either received or due from Takeda. Revenue initially recognized is based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment is earned in relation to the total projected development period. The remaining portion of the payment is then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement, which is currently estimated to end during the second quarter of 2011 upon submission of our new drug application, or NDA, to the FDA.  Payments during the development period include amounts due for upfront license fees, milestone payments earned, purchases of active pharmaceutical ingredient or API and reimbursement of development and commercial expenses.  We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods. Included in the reimbursable expense is the cost of API that we manufacture and supply to Takeda during the development period, which we will also supply during the commercialization period.

License and Royalty Revenue

Royalties are recognized as earned in accordance with contract terms, when third party results are reported and collectability is reasonably assured.  Royalties received under agreements that were acquired by us in the 2001 spin out from GlaxoSmithKline or Glaxo are recorded net of the 50% that we are required to remit to Glaxo.

Clinical Trial Expense and Accruals

We record expense for estimated clinical study external costs, which until 2011, were a significant component of research and development, or R&D, expense. These clinical trial costs were $511,000 and $13.0 million for the three months ended March 31, 2011 and 2010, respectively. Clinical trials are administered by clinical research organizations, or CROs. CROs typically perform most of the total start-up activities for the trials, including document preparation, site identification pre-study visits, training as well as on-going program management. For the Phase 3 studies, which represent the vast majority of the clinical trial expense, the expense recorded is based on reporting received from CROs and internal analyses. We accrue costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is based on internal estimates of activities using patient enrollment and contractual or estimated rates. For the Phase 2 studies, the expense is activities-based such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred. For all studies, CRO reporting is reviewed by us for appropriateness.

Additional changes in estimate or adjustments may result as the final trial close-out audits and fee negotiations are completed relating to our clinical trials which could impact R&D expense and collaboration revenues and amounts due to or from Takeda in subsequent periods.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period. Stock options, common stock subject to repurchase, warrants, restricted stock units, or RSUs, and common stock issuable pursuant to the 2006 Employee Stock Purchase Plan were not included in the diluted net loss per common share calculation for the periods presented because the inclusion of such shares would have had an antidilutive effect.  The detailed components of the calculation of net loss per common share are as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2011	2010

Numerator:
Net loss	$(9,591)	$(7,866)
Denominator for basic and diluted net loss per common share:	26,354	23,932
Basic and diluted net loss per common share	$(0.36)	$(0.33)

The following shares were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect (in thousands):

	As of March 31,
	2011	2010
Options to purchase common stock	4,013	2,821
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	73	41
Restricted stock units	559	99
Warrants to purchase common stock	426	426

3.                 Stock-Based Compensation

During the quarter ended March 31, 2011, we granted 352,500 stock options and 100,000 RSUs with a weighted average grant date fair value of $4.66 and $6.90 per share, respectively.  The options vest over a four year period and the RSUs vest annually over a three year period.

We measure and recognize stock-based compensation expense related to employees and directors under the authoritative guidance for share-based payments.

Stock-based compensation was recorded in the condensed statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development	$1,354	$1,024
General and administrative	1,632	1,522
	$2,986	$2,546

Included in the amounts in the table above for the quarter ended March 31, 2011 are compensation costs related to the January 31, 2011 resignation of our Chief Executive Officer, Arlene M. Morris. Under the terms of Ms. Morris’ separation agreement, consistent with her 2008 employment agreement, she has a post-termination exercise period for vested stock options equal to the earlier of one year following the date of termination or the expiration of the option. As part of the separation agreement, Ms. Morris is obligated to provide consulting services through September 30, 2011.  Effective upon her resignation, Ms. Morris’ status changed from an employee to a consultant and her options and awards continue to vest until the end of her consulting arrangement.  In accordance with ASC 718, Shared Based Payments, we recorded $268,000 of stock-based compensation expense related to her separation and consulting arrangement during the quarter ended March 31, 2011.  Given the nature of the consulting agreement, all costs have been accrued and expensed in the quarter ended March 31, 2011.

In March 2011, our board of directors approved an amendment to our 2006 Equity Incentive Plan to extend the post-termination exercise period from 90 days to two years for non-employee board members’ options vested as of such director’s termination date. No other terms of the awards were modified. This amendment applies to all existing and future option grants.

As of March 31, 2011, unrecognized compensation costs related to employee and director stock options and restricted stock units totaled $15.7 million. The cost is expected to be recognized over a weighted-average amortization period of 2.76 years.

4.                 Investments and Fair Value Measurements

The following is a summary of our available-for-sale marketable securities (in thousands):

	As of March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$747	$—	$—	$—	$747
Government securities	45,045	65	(1)	—	45,109
Total short-term investments	$45,792	$65	$(1)	$—	$45,856
Long-term investments:
Government securities	$9,952	$—	$(24)	$—	$9,928
Total long-term investments	$9,952	$—	$(24)	$—	$9,928

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$1,448	$—	$—	$—	$1,448
Government securities	32,080	58	(4)	—	32,134
Total short-term investments	$33,528	$58	$(4)	$—	$33,582
Long-term investments:
Government securities	$19,899	$5	$(28)	$—	$19,876
Total long-term investments	$19,899	$5	$(28)	$—	$19,876

The investments mature between April 2011 and August 2012.

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

Our cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities. The valuation technique we used to measure fair value of our Level 1 money market securities is a market approach, using prices and other relevant information generated by market transactions involving identical securities.  The types of investments that are generally classified within Level 2 of the fair value hierarchy include corporate securities, certificates of deposits and U.S. government securities.  The valuation technique we used to measure fair value of our Level 2 investments is a market approach, which we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical investments was not available, we used market pricing and other observable market inputs for similar investments obtained from various third party data providers. These inputs represent quoted prices for similar investments in active markets or these inputs have been derived from observable market data.

The following table presents our investments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of March 31, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$38,804	$37,847	$957	$—
Short-term investments:
Certificates of deposit	$747	$—	$747	$—
Government securities	45,109	—	45,109	—
Total short-term investments	$45,856	$—	$45,856	$—
Long-term investments:
Government securities	$9,928	$—	$9,928	$—
Total long-term investments	$9,928	$—	$9,928	$—

	As of December 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$61,096	$59,353	$1,743	$—
Short-term investments:
Certificates of deposit	$1,448	$—	$1,448	$—
Government securities	32,134	—	32,134	—
Total short-term investments	$33,582	$—	$33,582	$—
Long-term investments:
Government securities	$19,876	$—	$19,876	$—
Total long-term investments	$19,876	$—	$19,876	$—

We held investments in auction rate securities or ARS and UBS AG of Series C-2 ARS Rights, or ARS Rights during the quarter ended March 31, 2010, which were classified within Level 3 of the fair value hierarchy because of the lack of observable inputs. The valuation technique we used to measure fair value of our Level 3 ARS and ARS Rights was an income approach and we used a discounted cash flow analysis.  As of March 31, 2011 and December 31, 2010, we no longer hold ARS or ARS Rights as these investments were fully redeemed or sold in 2010.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of the period	$—	$17,883
Transfers in and/or out of Level 3	—	—
Total unrealized losses related to ARS Included in net loss	—	—
Total realized gains related to ARS Included in net loss	—	32
Total unrealized losses related to ARS Rights Included in net loss	—	(12)
Total unrealized gains related to ARS Rights Included in net loss	—	—
Settlements	—	(175)
Balance at end of the period	$—	$17,728

For the three months ended March 31, 2010, we reversed other-than-temporary impairment charges of $32,000. The fair value of our ARS Rights was decreased by $12,000 for the three months ended March 31, 2010 and was recorded as a charge to other income (expense), net.

5.      UBS Loan

In connection with the settlement with UBS AG relating to our ARS, we entered into a loan agreement with UBS Financial Services, Inc., an affiliate of UBS AG, and we obtained a loan of approximately $9.2 million in December 2009.  This “no net cost loan” bore interest at a rate not to exceed the average rate of interest paid on the pledged ARS. For the three months ended March 31, 2010, we paid $26,000 of interest expense associated with the loan and received $102,000 in interest income from the collateralized ARS. As required by UBS, we applied the net interest received in and the proceeds from the sales and redemptions of ARS to the principal of the loan. As a result, the net interest earned of $76,000 and $75,000 from sales and redemptions was applied to the principal of the loan. As part of our redemption of ARS Rights in July 2010, we repaid our outstanding loan balance.

6.      Commitments and Contingencies

In October 2010, the arbitration panel in our binding arbitration with certain subsidiaries of Johnson & Johnson Pharmaceutical Research & Development, L.L.C. and Ortho-McNeil Pharmaceutical, Inc., or J&J, decided the ownership of a number of U.S. and international patents and patent applications related to certain EPO-R agonists, or the “intellectual property in dispute.”  The decision maintained J&J’s sole inventorship and sole ownership of U.S. Patent No. 5,767,078, or the ‘078 Patent, and certain related foreign patents and patent applications, including European Patent application EP96/918,317. The arbitrators determined that we and J&J jointly own the remainder of the intellectual property in dispute.

In November 2010, we filed in the U.S. District Court for the Northern District of Illinois, or District Court, a motion to vacate the arbitration award with respect to the ownership of the ‘078 Patent and related foreign cases.  In December 2010, J&J filed its response and requested that the court confirm the arbitration award.

In March 2011, the District Court issued its decision to vacate in part the arbitrators’ award relating to sole ownership by J&J of the European Patent EP96/918,317 and other foreign counterpart patents and patent applications to the ‘078 Patent. As a consequence, the District Court remanded the issues of inventorship and ownership of such foreign patents and patent applications to the arbitration panel. The District Court denied our motion to vacate in part and maintained the arbitration award with respect to the sole ownership by J&J of the ‘078 Patent in the U.S. In May 2011, we filed a notice of appeal relating to the District Court’s decision as to the ‘078 Patent in the U.S. while J&J has filed a notice of appeal relating to the foreign counterpart patents and patent applications to the ‘078 Patent.

We are continuing to review the arbitrators’ decision and consider potential courses of action with our counsel and Takeda. We expect that this dispute with J&J could involve additional litigation or legal proceedings that may take years and substantial resources and funds to resolve.  Although we believe that peginesatide does not infringe the ‘078 Patent and that we would have substantial defenses to any potential claims by J&J, J&J may now or in the future attempt to assert claims based upon the ‘078 Patent against us or our collaborators in connection with the manufacture and commercialization of peginesatide. Outside of the U.S., the European Patent application EP96/918,317 and other foreign counterpart patents to the ‘078 Patent differ in the nature and extent of the claims from that of the ‘078 Patent and due to the complexity of patent laws, we are unable to assess adequately the defenses available to us in the various countries outside of the U.S. to any potential claims by J&J alleging infringement of any of the foreign counterparts to the ‘078 patent. If J&J is successful in asserting its rights under the ‘078 Patent and related foreign cases, J&J may prevent us from manufacturing or commercializing peginesatide, either for ourselves or with Takeda or any potential sublicensees, or obtain royalties on sales of peginesatide until expiration of these patent rights in 2015-2016. In addition, an adverse outcome could result in liability for damages, attorneys’ fees and costs.  If intellectual property in dispute that has been deemed to be jointly owned is broad enough to cover peginesatide, then under the laws applicable in certain relevant jurisdictions outside the U.S. joint ownership may not allow us to license third parties to manufacture and sell peginesatide or even to do so ourselves, which may negatively affect our development and business plans outside the U.S. or our collaboration with Takeda.

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

In February 2006, we granted an exclusive license to Takeda for development and commercialization of peginesatide in Japan. Pursuant to this agreement, Takeda has paid us approximately $42 million to date, consisting of $17 million in upfront licensing fees, approximately $10 million for the purchase of equity, a $10 million cash milestone payment for the completion of the first Phase 1 trial of peginesatide in Japan, and in March 2010, a $5 million cash milestone payment for the initiation of Phase 3 trial of peginesatide in Japan. Upon Takeda’s successful achievement of clinical development and regulatory milestones, we are eligible to receive from Takeda an additional aggregate of $33 million relating to the renal program. Takeda is responsible for all development and commercialization costs in Japan and will purchase the API for peginesatide from us. Assuming peginesatide is approved and launched in Japan, we will receive a royalty from Takeda on peginesatide sales in Japan.

In June 2006, the parties expanded their collaboration to develop and commercialize peginesatide worldwide, which includes the co-development and co-commercialization of peginesatide in the U.S. Takeda received an exclusive license to develop and commercialize peginesatide outside of the U.S. Beginning January 1, 2007, Takeda was responsible for the first $50 million of third party expenses related to development in pursuit of U.S. regulatory approval of peginesatide, which was fully utilized by both parties through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses while we have been responsible for 30% of third party expenses. We retain responsibility for 100% of our internal development expenses, most notably employee-related expenses. In addition, third party expenses related to the commercialization of peginesatide in the U.S. are equally shared by both parties and beginning in mid-2011, certain employee-related expenses supporting commercialization will also be equally shared.  Takeda will have primary responsibility and bear all costs for peginesatide clinical development in support of regulatory approval for all territories outside the U.S. Under the June 2006 agreement, Takeda paid us an upfront license fee of $105 million, and we have received milestone payments upon completion of database lock of the Phase 3 clinical trials of $30 million for dialysis and non-dialysis. Further, upon the successful achievement of clinical development and regulatory milestones, we are eligible to receive from Takeda an additional aggregate of $85 million relating to the renal program, including a $10 million milestone payment upon FDA acceptance of our NDA, and a $50 million milestone payment upon approval by the FDA in the dialysis indication. We and Takeda will share equally in the net profits and losses of peginesatide in the U.S., which include expenses related to the marketing and launch of peginesatide. Takeda will pay us a variable royalty based on annual net sales of peginesatide outside the U.S. The agreement establishes a joint steering committee to oversee the development, regulatory approval and commercialization of peginesatide.

We share responsibility with Takeda for clinical development activities required for U.S. regulatory approval of peginesatide. Specifically, we have primary responsibility for peginesatide’s clinical development plan and clinical trials in the dialysis indication, and the non-dialysis indication to the extent of any further development, while Takeda has primary responsibility in the chemotherapy induced anemia and anemia of cancer indications to the extent any such indication is developed. We and Takeda have agreed to suspend the development of peginesatide to treat chemotherapy-induced anemia as well as anemia in chronic renal failure patients not on dialysis and to focus all development efforts for peginesatide in the U.S. on the treatment of chronic renal failure anemia in dialysis patients. We are responsible for U.S. regulatory filings in the dialysis, non-dialysis, chemotherapy induced anemia and anemia of cancer indications, including holding the NDAs for those indications. Takeda is responsible for regulatory filings outside the U.S. and the creation of a global safety database.

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

Under the February 2006 agreement, Takeda also obtained a right of first negotiation to certain backup products for peginesatide developed by us or our third party partners. Specifically, during the first ten years of the agreement, if we or third party partners develop a product that advances to Phase 2 clinical trials and competes with peginesatide in the renal or oncology indications, we are obligated to offer to Takeda the right to develop and commercialize such product in Japan before offering the product opportunity in Japan to any other third party.

We recognized $16.7 million and $34.6 million of collaboration revenue under the CAPM revenue recognition model in the quarters ended March 31, 2011 and 2010, respectively. As a result of a change in estimate in the quarter ended December 31, 2010, we recorded a gross payable to Takeda of $8.4 million, which as of March 31, 2011, was partially offset by an aggregate $3.4 million due from Takeda for net cost reimbursement and API purchases.  The net amount due to Takeda of $4.9 million is reflected on the accompanying condensed balance sheet under the caption Payable to Takeda.

8.      Public Stock Offering

In March  2011, we completed the issuance and sale to the public of an aggregate of 9,745,762 shares of our common stock, par value $0.001 per share at $5.90 per share. We received net proceeds of approximately $53.7 million, after deducting estimated offering expenses.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2010 and our unaudited condensed financial statements for the three month period ended March 31, 2011.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend”, “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, but are not limited to, statements regarding the timing, design and results of our clinical trials and drug development program, the continuation and success of our collaboration with Takeda Pharmaceutical Company Limited, or Takeda,, and the timing and likelihood of the commercialization of peginesatide (Hematide™). These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q under Item 1A “Risk Factors,” including risks relating to our ability to submit a comprehensive and timely new drug application, risks relating to timing of and regulatory requirements for approvals, including the U.S. Food and Drug Administration’s interpretation and evaluation of the data from the Phase 3 studies, in particular with respect to the secondary analyses in the non-dialysis population, risks relating to data quality and integrity particularly in non-inferiority designed trials, risks related to the continued safety and efficacy of peginesatide in clinical development, the potential for once per month dosing and room temperature stability, the timing of patient accrual in ongoing and planned clinical trials, regulatory requirements and approvals, research and development efforts, the factors affecting the commercial potential of peginesatide,  industry and competitive environment, controversy surrounding the class of erythropoiesis stimulating agents, reimbursement coverage, intellectual property rights and disputes and potential costs, disruptions and consequences of litigation, financing requirements and ability to access capital, and other matters.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, peginesatide (Hematide TM), recently completed Phase 3 clinical trials to treat anemia associated with chronic renal failure. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic renal failure, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may lead to chronic fatigue or increase the risk of other diseases or death. Currently recombinant EPO, or rEPO, is used to manage the anemia of dialysis, non-dialysis and cancer patients. Peginesatide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Peginesatide is designed to be longer acting than currently marketed ESAs in the U.S. and therefore has the potential to offer reduced cost and complexity for healthcare providers.

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

Based on our discussions with the U.S. Food and Drug Administration, or FDA, we plan to submit a new drug application, or NDA, to the FDA, for treatment of anemia in chronic renal failure patients on dialysis in the second quarter of 2011. Despite meeting the primary efficacy endpoints and the CSE for peginesatide, the differences observed in the Phase 3 secondary analyses present risks to our ability to obtain regulatory approval for peginesatide particularly in view of the heightened concerns surrounding safety of ESAs. Any negative perception of peginesatide’s safety relative to other ESAs would significantly reduce the likelihood of obtaining regulatory approval for peginesatide. The issues arising from the Phase 3 results have caused significant delay and may continue to negatively impact the timelines for development and the likelihood, scope or conditions surrounding regulatory approval.  Any or all of these factors may significantly reduce the ultimate commercial potential of peginesatide.

Effective January 31, 2011, our Chief Executive Officer Arlene M. Morris resigned from the company as well as from our Board of Directors. As part of the separation agreement, Ms. Morris is obligated to provide consulting services through September 30, 2011.  Under the terms of her severance arrangement, she received severance benefits in the form of cash, reimbursement of COBRA premiums, continued vesting of existing stock-based awards until September 30, 2011, and additional time to exercise vested stock-based awards after September 30, 2011. We recorded $935,000 of expense in the quarter ended March 31, 2011 related to the severance and consulting arrangements. Given the nature of the arrangements, all costs have been accrued and expensed in the quarter ended March 31, 2011.

In March 2011, we sold an aggregate of 9,745,762 shares of our common stock to the public at $5.90 per share. We received net proceeds of approximately $53.7 million, after deducting estimated offering expenses.

To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and active pharmaceutical ingredient, or API, production, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. As of March 31, 2011, we had an accumulated deficit of $398.5 million. Due to the recognition of revenues from milestone payments from our collaboration with Takeda, or the Arrangement, we were profitable in the three and six months ended June 30, 2010 and may have profitable quarters from time to time if we are successful in obtaining FDA approval for peginesatide. We continue to expect to incur substantial losses in order to complete the development and commercialization of peginesatide.

We believe that our existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least the next 12 months. However, further challenges or delays to approval and commercialization of peginesatide or significant future legal costs may require us to raise additional funding to complete the development and commercialization of peginesatide. Since the announcement of our Phase 3 data in late June 2010 and the arbitration decision in October 2010, we have experienced a severe decline in our stock price, which has impaired our ability to access capital on potentially favorable terms. In contrast, our funding needs have only increased as the peginesatide development program has suffered delays, the potential loss of milestone payments from Takeda associated with the non-dialysis indication and the potential for future legal proceedings and costs.  There can be no assurance we can raise the additional funds to support our continuing operations and maintain current regulatory timelines, and funding may not be available to us on acceptable terms, or at all.  Our failure to raise capital if and when needed may harm our business and operating results.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with United States or U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and the use of estimates are consistent with those noted in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Revenue

	Three Months Ended March 31,		% Increase/
	2011	2010	(Decrease)
	($ amounts in thousands)
Collaboration revenue	$16,679	$34,646	(52)%
License and royalty revenue	4	4	—%
Total revenue	$16,683	$34,650	(52)%

We recognized $16.7 million and $34.6 million of collaboration revenue during the three months ended March 31, 2011 and 2010, respectively.  The decrease in collaboration revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due to a reduction in the amounts eligible for reimbursement under our collaboration arrangement with Takeda as we completed our Phase 3 clinical trials in 2010.  In addition, we received a $5 million cash milestone payment from Takeda for the initiation of Japan’s Phase 3 renal indication in March 2010. We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.  In the event our estimate of the development period were to extend past our current estimate of the second quarter of 2011, then the remaining deferred collaboration revenue would be recognized over a longer period and could materially affect the amount of collaboration revenue recognized in future periods.

Research and Development Expenses

	Three Months Ended March 31,		% Increase/
	2011	2010	(Decrease)
	($ amounts in thousands)
Research and development expenses	$18,149	$33,093	(45)%

Research and development, or R&D, expenses consist of: (i) expenses incurred under agreements with contract research organizations, or CROs, and investigative sites, which conduct a substantial portion of our pre-clinical studies and all of our clinical trials; (ii) payments to contract manufacturing organizations, which produce our API; (iii) payments to consultants; (iv) license fees paid to third parties for use of their intellectual property; (v) employee-related expenses, which include salaries and related costs; and (vi) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies.

The decrease in research and development expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to reduced CRO and investigative site costs as a result of the completion of the treatment and follow up of our Phase 3 clinical trials in early 2010.

General and Administrative Expenses

	Three Months Ended March 31,		% Increase/
	2011	2010	(Decrease)
	($ amounts in thousands)
General and administrative expenses	$8,166	$9,419	(13)%

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

The decrease in general and administrative expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due to reductions in legal costs and consulting services partially offset by increased employee compensation costs, which occurred primarily as a result of costs associated with the resignation of our former Chief Executive Officer.

Interest Income, Net

	Three Months Ended March 31,		% Increase/
	2011	2010	(Decrease)
	($ amounts in thousands)
Interest income (expense), net	$8	$63	(87)%

The decrease in interest income, net, was due primarily to lower interest rates and lower average cash balance during the three months ended March 31, 2011 compared to the same period in 2010.

Other Income (Expense), Net

	Three Months Ended March 31,		% Increase/
	2011	2010	(Decrease)
	($ amounts in thousands)
Other income (expense), net	$34	$(67)	151%

Other income, net, for the three months ended March 31, 2011 includes a $26,000 gain on disposal of fixed assets. Other expense, net, for the three months ended March 31, 2010 includes $87,000 of foreign currency loss.

Provision for Income Taxes

	Three Months Ended March 31,		% Increase/
	2011	2010	(Decrease)
	($ amounts in thousands)
Provision for income taxes	$1	$—	Calculation not meaningful

We are subject to federal and California income taxes. We anticipate being in a net operating loss position for 2011 and therefore have not recorded any federal or California taxes, other than the minimum statutory California tax, for the three months ended March 31, 2011. We also did not record any tax liability for the three months ended March 31, 2010 due to the anticipated tax loss position for the year ended December 31, 2010.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31	December 31
	2011	2010
Cash and cash equivalents	$96,142	$63,499
Short-term investments	$45,856	$33,582
Long-term investments	$9,928	$19,876

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through March 31, 2011, we have received net proceeds of $444.8 million from the issuance of equity securities, including $53.7 million in net proceeds from the sale of 9,745,762 shares of our common stock in a secondary public offering in March 2011. We have also received $122 million of upfront license fees, $45 million in milestone payments and $228.0 million for the reimbursement of development and commercial expenses and purchase of API from our collaboration agreements with Takeda. Takeda was responsible for the first $50 million of third party expenses related to the development in pursuit of U.S. regulatory approval of peginesatide, which was fully utilized by both parties through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses, while we have been responsible for 30% of such expenses. We retain responsibility for 100% of our internal development expenses, most notably employee-related expenses. In addition, third party expenses related to the commercialization of peginesatide in the U.S. are equally shared by both parties and beginning in mid-2011, certain employee expenses related to commercialization will also be equally shared.

Net cash used in operating activities for the three months ended March 31, 2011 and 2010 was primarily the result of net losses generated primarily by the development of peginesatide. The impact of these losses was reduced in part by non-cash activities including stock-based compensation, depreciation and amortization. The $4.1 million increase in cash used in operating activities in the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to a $5 million cash milestone payment received in the three months ended March 31, 2010 for the initiation of Japan’s Phase 3 renal indication. Under our collaboration arrangement with Takeda, we are eligible to receive additional clinical development and regulatory milestones of approximately $118 million relating to the dialysis indication, including a $10 million milestone payment upon FDA acceptance of our NDA and a $50 million milestone payment upon approval by the FDA in the dialysis indication.

Net cash used in investing activities for the three months ended March 31, 2011 and 2010 was a result of the purchase of investments partially offset by maturities and sales of investments.

Net cash provided by financing activities for the three months ended March 31, 2011 was primarily attributable to net proceeds of $53.7 million received from our March 2011 public offering and proceeds received from the issuance of common stock upon exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2010 was primarily attributable to the proceeds of $660,000 from issuance of common stock upon exercise of stock options offset by repayment of $151,000 towards our loan from UBS.

We have an equity line of credit arrangement with Azimuth Opportunity, Ltd, or Azimuth, which provides that upon the terms and subject to the conditions set forth in the purchase agreement, as amended, or the Common Stock Purchase Agreement, Azimuth is committed to purchase up to $60.0 million worth of shares of our common stock over the term of the equity facility, due to expire in September 2012.

In October 2010, we closed on the sale of 999,061 shares of common stock to Azimuth under the Common Stock Purchase Agreement for an aggregate purchase price of $5.0 million. Our net proceeds from the sale of these shares were $4.9 million after deducting offering expenses.

Our equity facility is subject to a number of conditions that limit our ability to draw against such facility.  For example, Azimuth is not required to purchase our common stock when the price of our common stock is below $4.00 per share. In addition, Azimuth is not obligated to purchase shares of our common stock which, when aggregated with all other shares of our common stock then owned beneficially by Azimuth, would result in the beneficial ownership by Azimuth of more than 9.9% of the then issued and outstanding shares of our common stock.  At March 31, 2011, this represents 3,493,098 shares.  After deducting the shares purchased in October 2010, assuming that all remaining 2,494,037 shares were sold at the $5.87 closing price of our common stock at March 31, 2011 at the largest possible discount and assuming that Azimuth still owns these shares, the maximum aggregate net proceeds we could receive under the agreement with Azimuth would be approximately $13.7 million.

The issuance of shares of our common stock in our March 2011 public offering resulted in an ownership change, under Section 382 of the Internal Revenue Code of 1986, as amended which, in general, provides that an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points during the testing period (generally three years). Under Section 382, a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and tax credits to offset future taxable income or tax liabilities. Based on our preliminary analysis, we believe that while we had an ownership change upon the March 2011 public offering, there is no impairment to the overall amount of NOLs or tax credits that we may utilize to offset future taxable income or tax liabilities.

As of March 31, 2011, we had $153.1 million in cash, cash equivalents, restricted cash and investments.  Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, certificates of deposit, and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

We believe that our existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least the next 12 months. However, further challenges or delays to approval and commercialization of peginesatide or significant future legal costs may require us to raise additional funding to complete the development and commercialization of peginesatide. Since the announcement of our Phase 3 data in late June 2010 and the arbitration decision in October 2010, we have experienced a severe decline in our stock price, which has impaired our ability to access capital on potentially favorable terms. In contrast, our funding needs have only increased as the peginesatide development program has suffered delays, the potential loss of milestone payments from Takeda associated with the non-dialysis indication and the potential for future legal proceedings and costs.

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

Our future capital requirements will depend on many forward looking factors and are not limited to the following:

•                    the progress, timing and completion of clinical development for peginesatide;

•                    our ability to fulfill our obligations under our collaboration agreements with Takeda and to achieve the milestones contained therein;

•                    costs related to litigation;

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

•                    the cost and timing of establishing our commercial infrastructure including sales, marketing and distribution capabilities;

•                    cost of procuring clinical and commercial supplies of peginesatide and future product candidates, if any; and

•                     the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Contractual Obligations and Significant Commitments

There were no material changes in our contractual obligations in the three months ended March 31, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.  Please see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Significant Commitments in our Form 10-K for a description of contractual obligations as of December 31, 2010.

Recent Accounting Pronouncements

On January 1, 2011 we adopted Accounting Standards Update, or ASU, No. 2009-13, multiple deliverable revenue arrangements. This update amends the guidance on accounting for arrangements with multiple deliverables to require that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting.  This determination is generally based on whether the deliverable has stand-alone value to the customer.  This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. We may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and the estimated selling price of identified units of accounting for new agreements.  The adoption of ASU No. 2009-13 did not impact our financial position or results of operations as of and for the three month period ended March 31, 2011. The potential future impact of the adoption of this update will depend on the nature of any new arrangements or material modifications of existing arrangements that we enter into in the future. For additional information, please refer to the discussion in “Recent Accounting Pronouncements” to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.                         Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk is confined to our cash, cash equivalents and investments. We do not use derivative financial instruments in our investment portfolio.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. We do not believe that a decrease in interest rates would have a material negative impact on the value of our investment portfolio.  During the three months ended March 31, 2011, there were no material changes to our interest rate disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of March 31, 2011. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Limitations on the effectiveness of controls.   Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our procedures or our internal controls will prevent or detect all errors and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected. We continue to implement, improve and refine our disclosure controls and procedures and our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during our quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                          Legal Proceedings

In October 2010, the arbitration panel in our binding arbitration with certain subsidiaries of Johnson & Johnson Pharmaceutical Research &Development L.L.C and Ortho-McNeil Pharmaceutical, Inc., or J&J, decided the ownership of a number of U.S. and international patents and patent applications related to certain EPO-R agonists, or the “intellectual property in dispute.”  The decision maintained J&J’s sole inventorship and sole ownership of U.S. Patent No. 5,767,078, or the ‘078 Patent, and certain related foreign patents and patent applications, including European Patent application EP96/918,317. The arbitrators determined that we and J&J jointly own the remainder of the intellectual property in dispute.

In November 2010, we filed in the U.S. District Court for the Northern District of Illinois, or District Court, a motion to vacate the arbitration award with respect to the ownership of the ‘078 Patent and related foreign cases.  In December 2010, J&J filed its response and requested that the court confirm the arbitration award.

In March 2011, the District Court issued its decision to vacate in part the arbitrators’ award relating to sole ownership by J&J of the European Patent EP96/918,317 and other foreign counterpart patents and patent applications to the ‘078 Patent. As a consequence, the District Court remanded the issues of inventorship and ownership of such foreign patents and patent applications to the arbitration panel. The District Court denied our motion to vacate in part and maintained the arbitration award with respect to the sole ownership by J&J of the ‘078 Patent in the U.S. In May 2011, we filed a notice of appeal relating to the District Court’s decision as to the ‘078 Patent in the U.S. while J&J has filed a notice of appeal relating to the foreign counterpart patents and patent applications to the ‘078 Patent.

We are continuing to review the arbitrators’ decision and consider potential courses of action with our counsel and Takeda Pharmaceutical Company Limited, or Takeda. We expect that this dispute with J&J could involve additional litigation or legal proceedings that may take years and substantial resources and funds to resolve.  Although we believe that peginesatide does not infringe the ‘078 Patent and that we would have substantial defenses to any potential claims by J&J, J&J may now or in the future attempt to assert claims based upon the ‘078 Patent against us or our collaborators in connection with the manufacture and commercialization of peginesatide. Outside of the U.S., the European Patent application EP96/918,317 and other foreign counterpart patents to the ‘078 Patent differ in the nature and extent of the claims from that of the ‘078 Patent and due to the complexity of patent laws, we are unable to assess adequately the defenses available to us in the various countries outside of the U.S. to any potential claims by J&J alleging infringement of any of the foreign counterparts to the ‘078 patent. If J&J is successful in asserting its rights under the ‘078 Patent and related foreign cases, J&J may prevent us from manufacturing or commercializing peginesatide, either for ourselves or with Takeda or any potential sublicensees, or obtain a royalties on sales of peginesatide until expiration of these patent rights in 2015-2016. In addition, an adverse outcome could result in liability for damages, attorneys’ fees and costs.  If intellectual property in dispute that has been deemed to be jointly owned is broad enough to cover peginesatide, then under the laws applicable in certain relevant jurisdictions outside the U.S, joint ownership may not allow us to license third parties to manufacture and sell peginesatide or even to do so ourselves, which may negatively affect our development and business plans outside the U.S. or our collaboration with Takeda. See “Risk Factors — Risks Related to our Business.”

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.                 Risk Factors

You should carefully consider the risks described below, which we believe are the material risks of our business before making an investment decision. If any of these risks actually occurs, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.

Risks Related to Our Business

We are dependent on the success of peginesatide (HematideTM). Peginesatide is a new chemical entity and currently our only product candidate. We cannot give any assurance the development program for peginesatide will be successful or completed in a timely or effective manner. Our recently announced Phase 3 results present challenges to our ability to obtain regulatory approval for peginesatide particularly in view of the heightened concerns surrounding safety of erythropoiesis stimulating agents, or ESAs. Our failure to demonstrate the safety and effectiveness of peginesatide to the satisfaction of the U.S. Food and Drug Administration, or FDA, will prevent us from receiving regulatory approval and would have a material and adverse impact on our business. Any failure of timely and complete submission of our new drug application, or NDA, or failure of the FDA to accept, review and approve of an NDA submission on a timely basis would severely harm our business.

Peginesatide, an ESA, is a new chemical entity and currently our only product candidate. In order to commercialize peginesatide, we will be required to establish that peginesatide is sufficiently safe and effective to obtain regulatory approvals, which we may fail to do.

In late June 2010, we announced preliminary top-line results from the peginesatide Phase 3 clinical program for the treatment of patients with anemia associated with chronic renal failure. Our Phase 3 clinical program included four open-label, randomized controlled clinical trials. Of these trials, two trials, called PEARL 1 and PEARL 2, were conducted in non-dialysis patients and designed to evaluate the safety and efficacy of peginesatide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of peginesatide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to peginesatide. Analysis of efficacy and safety for all of the Phase 3 studies were based primarily on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint, the mean change in hemoglobin from baseline, in each of the four Phase 3 studies met the statistical criteria for non-inferiority. In addition, peginesatide met the statistical criterion for non-inferiority for the assessment of safety for the cardiovascular composite safety endpoint, or CSE, which was composed of death, stroke, myocardial infarction, congestive heart failure, unstable angina and arrhythmia from a pooled safety database across the four Phase 3 studies. However, some differences were observed when secondary analyses were conducted, including a difference in a subgroup analysis conducted in the PEARL trials where the frequency of CSE events was higher in the peginesatide group relative to the comparator in these non-dialysis patients, as previously described in our Current Report on Form 8-K dated June 21, 2010 and under “Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Despite meeting the primary efficacy endpoints and the CSE for peginesatide, the differences observed in the Phase 3 secondary analyses present risks to our ability to obtain regulatory approval for peginesatide particularly in view of the heightened concerns surrounding safety of ESAs. Based on our discussions with the FDA, we plan to submit an NDA, for treatment of anemia in chronic renal failure patients on dialysis in the second quarter of 2011. Any negative perception of peginesatide’s safety relative to other ESAs would significantly limit the likelihood of obtaining regulatory approval for peginesatide. The issues arising from the Phase 3 results have caused significant delay and may continue to negatively impact the timelines for development and the likelihood, scope or conditions surrounding regulatory approval. Any or all of these factors may significantly reduce the ultimate commercial potential of peginesatide.

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

Further analysis, regulatory review or inspections or additional data may reveal further issues associated with the Phase 3 results. For example, negative imbalances in safety events, which could give rise to safety concerns whether or not they are statistically significant, or potential issues surrounding data quality, which may be of greater concern for non-inferiority designed trials, may negatively impact the ultimate acceptability of the data for regulatory approval. As noted in the FDA’s March 2010 draft Guidance for Industry Non-inferiority Clinical Trials, there is a critical need for particular attention to study quality and conduct when planning and executing a non-inferiority study, as poor quality can sometimes lead to an apparent finding of non-inferiority that is incorrect. The FDA appears to be increasing its focus on clinical data quality which may delay or increase the risk of failure to obtain regulatory approval. For example, in late 2009, Basilea Pharmaceutica AG failed to obtain approval for ceftobiprole from the FDA as the agency cited unreliable or unverifiable data and inadequate monitoring on the part of sponsor Johnson & Johnson as the basis for the agency’s decision. As the sponsor of the peginesatide clinical trials, the FDA holds us accountable for oversight of our clinical trials, including monitoring performed by our CROs. To the extent the FDA determines that we failed to properly oversee our clinical trials and the CROs, the FDA may find our Phase 3 results or other clinical data unreliable. Our failure to adequately demonstrate the safety and effectiveness of peginesatide or the integrity of the data will prevent us from receiving regulatory approval and will have a material adverse impact on our business.

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

•                  the FDA may not find the data from preclinical studies, including our carcinogenicity studies, and clinical studies sufficient to demonstrate that peginesatide’s clinical and other benefits outweighs its safety risks;

•                  the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;

•                  the FDA may not accept data generated at our clinical trial sites and monitored by third party CROs;

•                  the FDA may determine that we did not properly oversee third party CROs and our clinical trials;

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

The FDA may require us to conduct additional studies or trials which could result in our failure to ever bring peginesatide to market. Accordingly, we may not receive the regulatory approvals needed to market peginesatide. Any failure or delay in completion of the development program, submission of our NDA to the FDA or the review process would delay or foreclose commercialization of peginesatide and severely harm our business and financial condition.

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

We may not be able to maintain our relationships with these CROs or other contractors on acceptable terms. These third parties generally may terminate their engagements with us at any time and if we have to enter into alternative arrangements, these may result in the delay of development and commercialization of peginesatide. As a result, we can control their activities only within certain limits, and they will devote only a certain amount of their time to peginesatide. If these third parties did not or do not successfully carry out their duties under their agreements with us or, or if they otherwise fail to meet expected deadlines, the planned NDA submission may not meet regulatory requirements. If the quality or accuracy of the data they obtain is compromised due to failure to adhere to clinical protocols, good clinical practices and regulatory requirements, our development activities may be extended or such failure to perform may negatively impact the quality and acceptability of the data. If any of these events occur, or we are otherwise unable to adequately demonstrate the reliability of the data from our Phase 3 results, we may not be able to obtain regulatory approval of peginesatide on a timely basis, if at all.

Results from the Trial to Reduce Cardiovascular Endpoints with Aranesp Therapy, or TREAT, heightens concerns surrounding safety of ESAs and increases the regulatory risk for peginesatide as the class faces greater scrutiny. These concerns may limit the ability to develop and obtain regulatory approval for peginesatide. The FDA recently convened a cardio-renal advisory committee meeting to re-evaluate the use of ESAs in the treatment of anemia in chronic kidney disease. We cannot predict what future actions the FDA may take that could affect the potential of peginesatide.

In late 2009, Amgen Inc., or Amgen, announced the results of its large, randomized, double-blind, placebo-controlled Phase 3 study of patients with chronic kidney disease (CKD) (not requiring dialysis), anemia and type-2 diabetes (TREAT). In this study, treatment of anemia with Aranesp to a target hemoglobin of 13 g/dL, which is higher than the 10 g/dL — 12 g/dL range approved by the FDA in the current label, reportedly failed to show benefit compared to the control group with regard to composite of time to all-cause mortality or cardiovascular morbidity (including heart failure, heart attack, stroke, or hospitalization for myocardial ischemia) and a composite of time to all-cause mortality or chronic renal replacement. In addition, higher rates of stroke were reported amongst patients treated with Aranesp compared to the control group. Further, among a subgroup of patients with a history of cancer at baseline, a statistically significant increase in deaths from cancer was observed in the Aranesp treated patients compared to placebo treated patients. However, Aranesp treatment reportedly was associated with a statistically significant reduction in blood transfusions and a modest improvement in patient reported fatigue.

In January 2010, FDA officials published an editorial in the New England Journal of Medicine entitled “Erythropoiesis-Stimulating Agents—Time for a Reevaluation” and announced that it anticipates convening a public advisory committee meeting later this year to evaluate the use of ESAs in the treatment of anemia due to chronic kidney disease. The editorial noted that a number of randomized trials, including TREAT, have attempted to show that using ESAs to raise hemoglobin concentrations to higher targets improves clinical outcomes but rather have suggested the opposite. Accordingly, the article indicates that more conservative hemoglobin targets (well below 12 g/dL), more frequent hemoglobin monitoring, and more cautious dosing, should be evaluated.

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

In October 2010, the FDA convened a cardio-renal advisory committee to review TREAT and to re-evaluate the use of ESAs in the treatment of anemia in chronic kidney disease. Although the advisory panel voted against withdrawal of the indication for Aranesp’s use in non-dialysis patients even those with a history of stroke, and voted against the adoption of the TREAT control group dosing regimen (treatment once hemoglobin is below 9 g/dL), the advisory committee discussion included potential areas of concerns regarding the use of ESAs, including hemoglobin variability and rates of excursions associated with current dosing regimens, use by certain subgroups including diabetics and hyporesponders, among others, for further consideration in clinical trials. As the advisory committee’s recommendations are non-binding, the FDA may choose to reject the advisory panel’s recommendations and impose further restrictions or requirements on ESAs, including peginesatide.

The TREAT results and the FDA’s recent and potential future actions represent additional challenges to the ESAs as a class and increase the uncertainty associated with peginesatide’s regulatory approval. Even prior to these recent events, for the last several years, the FDA, the medical community, and others have recently raised significant safety concerns relating to commercially available ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. These concerns have resulted in a number of negative actions affecting the market for ESAs, particularly in oncology, including the following:

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

•                  The FDA approved revised black box warnings and other safety-related product labeling changes for commercially available ESAs during 2007 and thereafter.

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

In 2008, these factors and the uncertain regulatory climate resulted in our and Takeda’s decision to suspend the development of peginesatide to treat chemotherapy-induced anemia. Further, in 2010, based on our discussion with the FDA, we and Takeda decided to submit an NDA for treatment of anemia in chronic renal failure patients for dialysis patients only. These events may have a material adverse effect on our business and future financial results.

We cannot predict what further action, if any, the FDA may take, which may include, among others, additional label restrictions, the use of informed consents, further lowering or removal of target hemoglobin levels, or even the removal of indications from the label altogether. Further, regardless of whether the FDA takes additional action or not, the Centers for Medicare and Medicaid Services, or CMS, and private payors may still decide separately to lower or discontinue reimbursement.

The controversy surrounding ESAs and FDA concerns has, and may further negatively affect peginesatide, including the completion of our development program. These safety concerns may increase the risk of not achieving regulatory approval or negatively affect the timing or costs associated with obtaining regulatory approval, including potential risk mitigation activities we may be required to complete either prior to or after product approval. We cannot predict the scope of the REMS we may ultimately be required to implement by the FDA and the impact on the use of peginesatide. Even a small imbalance in safety events or unfavorable signal or trend against peginesatide may increase the risk of or the conditions or limitations associated with approval by the FDA, as regulators are increasingly uncomfortable with the safety of the comparator ESAs. Any of these factors could significantly delay or negatively impact the commercialization of peginesatide.

Our development program for peginesatide may not lead to a commercial drug either because we fail to adequately demonstrate that it is safe and effective in clinical trials and or pre-clinical studies and we therefore fail to obtain necessary approvals from the FDA and similar foreign regulatory agencies, or because we have inadequate financial or other resources to advance peginesatide through development and commercialization. Our analyses of the Phase 3 results remain preliminary and no conclusions as to the safety and efficacy can be drawn as only the FDA has the authority to make such determination. Any significant delay or failure to obtain approval of peginesatide would have a material and adverse impact on our business as we would have to incur substantial expense and it would take a significant amount of time and resources to bring any future product candidate to market, if ever.

Even if peginesatide receives approval by the FDA for treatment of anemia associated with chronic renal failure in dialysis patients, the market opportunity for peginesatide may be significantly reduced as a result of the increasing controversy surrounding ESAs, the TREAT results and future actions by the FDA and CMS.

Safety concerns have significantly reduced the market for ESAs in recent years. As the perception of the risks of ESA usage continues to increase with the controversy surrounding the recent TREAT results, the concerns are likely to further negatively impact the use of ESAs and the commercial potential of peginesatide. In October 2010, the FDA convened a Cardiovascular and Renal Advisory Committee to review TREAT and to re-evaluate the use of ESAs in the treatment of anemia in chronic kidney disease. The FDA may further lower target hemoglobin levels and implement other actions that may limit the use of ESAs in chronic kidney disease potentially beyond non-dialysis patients to dialysis as well. In addition to potential FDA action to limit use of ESAs, CMS convened a meeting of the Medicare Evidence Development & Coverage Advisory Committee, or MedCAC, to review the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease and considered the results of the TREAT study among others. Any action by FDA to further restrict ESA use or decrease reimbursement coverage by CMS could have a materially negative impact on the size of the ESA market in the U. S. and reduce the overall size of the market peginesatide is expected to compete in at the time of launch. Not only may a small imbalance in safety events or unfavorable signal or trend against peginesatide increase FDA approval risk or the risk of peginesatide obtaining reimbursement, but any negative perception of peginesatide’s safety relative to other ESAs could keep us from successfully commercializing peginesatide.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future, which will require us to obtain substantial additional financing. If we incur significant delays or expenses and are unable to obtain additional financing, we will be unable to complete the development and commercialization of peginesatide and may need to cease operations. Even if we obtain additional financing, when needed, we may never achieve or sustain profitability.

We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At March 31, 2011, we had an accumulated deficit of $398.5 million. Due to the recognition of revenues from milestone payments from our collaboration with Takeda, we were profitable for the three and six months ended June 30, 2010 and may have profitable quarters from time to time if we are successful in obtaining FDA approval for peginesatide. We continue to expect to incur substantial losses in order to complete the development and commercialization of peginesatide. Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to:

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

We believe that our existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least the next 12 months. However, further challenges or delays to approval and commercialization of peginesatide or significant future legal costs may require us to raise additional funding to complete the development and commercialization of peginesatide. Since the announcement of our Phase 3 data in late June 2010 and the arbitration decision in October 2010, we have experienced a severe decline in our stock price, which has impaired our ability to access capital on potentially favorable terms. In contrast, our funding needs have only increased as the peginesatide development program has suffered delays, the potential loss of milestone payments from Takeda associated with the non-dialysis indication and the potential for future legal proceedings and costs.  Our failure to raise capital when needed may harm our business and operating results.

The current capital markets have been extremely volatile, and biotechnology companies have been limited or unsuccessful in obtaining funding in this environment. Securing funding has been particularly difficult for companies of our size with limited capital resources. Continuation of this market and the issues arising from our Phase 3 results significantly limit our ability to raise funds such that that there can be no assurance we can raise the additional funds, when needed, to support our continuing operations and maintain current development and commercialization timelines for peginesatide.

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

We expect to continue to incur substantial operating losses as we prepare for the submission, pursue regulatory review and approval and review of the NDA, add infrastructure and operations to support commercialization of peginesatide, and potentially begin new research and development programs. Our ability to generate revenue depends heavily on our ability to successfully develop and secure regulatory approval for, and commercially launch, our product candidate, peginesatide. If due to lengthy and complicated development, clinical and regulatory requirements or any other reason, we are unable to commercialize peginesatide, we may never be able to commercialize any future product candidates.

Even if we receive regulatory approval of peginesatide, we must successfully commercialize peginesatide before we can become profitable. We anticipate that it will be years before we can commercialize peginesatide and we expect to incur substantial expenses associated with our commercialization efforts as well as share in those of Takeda’s even prior to obtaining approval of peginesatide as well as thereafter. Accordingly, we may never generate significant revenues and, even if we do generate revenues, we may never achieve or sustain profitability.

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

As a result of a determination in our binding arbitration with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., and Ortho-McNeil Pharmaceutical, Inc., or J&J, that J&J owns certain intellectual property related to erythropoietin receptor, or EPO-R, agonists, J&J may seek to assert claims that may prevent us from manufacturing or commercializing peginesatide in accordance with our current plans, including limiting our ability to license rights to third parties.

In October 2010, the arbitration panel in our binding arbitration with J&J decided the ownership of a number of U.S. and international patents and patent applications related to certain EPO-R agonists, or the “intellectual property in dispute.” The decision maintained J&J’s sole inventorship and sole ownership of U.S. Patent No. 5,767,078, or the “‘078 Patent,” and certain related foreign patents and patent applications, including European Patent application EP96/918,317. The arbitrators determined that we and J&J jointly own the remainder of the intellectual property in dispute, i.e., U.S. Patent Nos. 5,773,569, 5,830,851, and 5,986,047 together with their foreign counterpart patents and patent applications.

In November 2010, we filed in the District Court a motion to vacate the arbitration award with respect to the ownership of the ‘078 Patent and related foreign cases.  In December 2010, J&J filed its response and requested that the court confirm the arbitration award.  In March 2011, the District Court issued its decision to vacate in part the arbitrators; award related to sole ownership by J&J of the European Patent EP96/918,317 and other foreign counterpart patents and patent applications to the ‘078 Patent.  As a consequence, the District Court remanded the issues of inventorship and ownership of such foreign patents and patent applications to the arbitration panel.  The District Court denied our motion to vacate and maintained the arbitration award with respect to the sole ownership by J&J of the ‘078 Patent in the U.S. In May 2011, we filed a notice of appeal relating to the District Court’s decision as to the ‘078 Patent in the U.S. while J&J has filed a notice of appeal relating to the foreign counterpart patents and patent applications to the ‘078 Patent.

We are continuing to review the arbitrators’ decision and consider potential courses of action with our counsel and Takeda.  Although the inventorship and ownership of the foreign counterpart patents and patent applications to ‘078 has been remanded to arbitration, the arbitrators may determine that J&J should continue to be the sole owner of the foreign counterparts as the panel had previously maintained J&J’s sole ownership of the ‘078 Patent. We expect that this dispute with J&J could involve additional litigation or legal proceedings that may take years and substantial resources and funds to resolve.

Although we believe that peginesatide does not infringe the ‘078 Patent and that we would have substantial defenses to any potential claims by J&J, J&J may now or in the future attempt to assert claims based upon the ‘078 Patent against us or our collaborators in connection with the manufacture and commercialization of peginesatide. If J&J is successful in asserting its rights under the ‘078 Patent, J&J may prevent us from manufacturing or commercializing peginesatide, either for ourselves or with Takeda or any potential sublicensees, or obtain a royalties on sales of peginesatide until expiration of the ‘078 Patent in 2015. In addition, an adverse outcome could result in liability for damages, attorneys’ fees and costs.

Outside of the U.S., the European Patent application EP96/918,317 and other foreign counterpart patents to the ‘078 Patent differ in the nature and extent of the claims from that of the ‘078 Patent. Due to the complexity of patent laws, we are unable to assess adequately the defenses available to us in the various countries outside of the U.S. to any potential claims by J&J alleging infringement of any of the foreign counterparts to the ‘078 Patent. Even if we succeed in defending against an assertion by J&J of its rights under the ‘078 Patent or one of its foreign counterpart patents, we may not necessarily succeed in other jurisdictions since such matters may be litigated on a country by country basis as the nature and extent of the claims of the foreign counterparts to the ‘078 Patent as well as the patent laws may vary substantially from country to country. Litigation is time consuming and expensive and the outcome is inherently uncertain. If J&J were successful in asserting its rights under any of the foreign counterparts to the ‘078 Patent, J&J may prevent us in the applicable foreign country from manufacturing or commercializing peginesatide, either for ourselves or with Takeda or any potential sublicensees, or obtaining royalties on sales of peginesatide until expiration of such patent in such country. In addition, an adverse outcome could result in liability for damages, attorneys’ fees and costs.

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

Peginesatide has not been approved or commercialized for any indication and we are planning to pursue approval from the FDA for treatment of anemia associated with chronic renal failure in dialysis patients. Even if approved for sale by the appropriate regulatory authorities, physicians may not prescribe peginesatide, in which case we would not generate revenue or become profitable. In particular, the therapeutic indication targeted by peginesatide has been served by our competitors’ products for many years. These products may now be said to be the standard of care, and it may be difficult to encourage healthcare providers to switch from products with which they and their patients have become comfortable.

The dialysis market, which peginesatide will attempt to penetrate, is highly established and concentrated, with two ESA products serving a significant majority of all dialysis patients on Medicare. In addition, dialysis clinics using ESAs could incur substantial expense in administration and training if they were to switch from current ESAs to peginesatide. The concentration of customers for ESAs within the dialysis market may pose a risk to our ability to obtain revenues or favorable margins on peginesatide, if approved. If we cannot come to agreements with one or more of the major companies operating dialysis clinics in the U.S. or, even if we do and we cannot do so on favorable terms or on a timely basis, the revenue opportunity of peginesatide could be significantly reduced. In October 2006, Amgen, which markets the ESAs EPOGEN and Aranesp, and Fresenius Medical Care, or Fresenius, one of the two largest operators of dialysis clinics in the U.S., announced an agreement whereby Amgen would be the sole supplier of EPO products for Fresenius’ dialysis business effective immediately through the end of 2011. We are not aware of the specific terms of the Amgen-Fresenius agreement, and cannot project how it may impact the commercial opportunity for peginesatide if and when it is launched. However, agreements between operators of dialysis facilities and marketers of competing ESA products could potentially limit the market opportunity for peginesatide, and adversely impact our ability to generate revenues.

Prior to this year, CMS generally reimbursed ESAs at a rate of 106% of the average ESA sales price, or ASP. This allowed the dialysis facilities to realize a profit on the purchase and administration of ESAs, which constitutes an important component of their economic viability. However, under the 2008 Medicare Legislation a new bundled payment system commenced in January 2011 for facilities that furnish renal dialysis services and home dialysis to Medicare beneficiaries with end-stage renal disease. Under the new system, CMS will make a single bundled payment to the dialysis facility for each dialysis treatment that will cover all renal dialysis services, including ESAs. The bundled payment system may create incentives for significantly lower utilization or dosing of ESAs, including peginesatide, and reduce the commercial potential for peginesatide. We cannot guarantee that peginesatide will be reimbursed by CMS in a manner that will support physician adoption. CMS held MedCAC meetings in March 2010 and January 2011 to review current ESA coverage policy based on the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease, and the role of ESAs in successful kidney transplantation, respectively. Independent of any additional action the FDA may take, CMS may further decrease reimbursement coverage of ESA reducing the overall size of the market peginesatide is expected to compete in at the time of launch.

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

•      perceived differences between peginesatide and alternative treatments;

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

The remaining U.S. patents for epoetin alfa, a version of short-acting rEPO, expire from 2012 through 2015. Patents related to epoetin alfa expired in the European Union, or E.U., in 2004. Biosimilars of short-acting rEPO are currently being developed or sold in various markets outside the U.S., including the E.U. We expect that biosimilars, including rEPO, will be sold at a significant discount to existing branded products when they are launched in the U.S. as in the E.U. The introduction of biosimilars into the ESA market in the U.S. could prove to be a significant threat to peginesatide if they are able to demonstrate bioequivalence to existing ESAs. Biosimilars will constitute additional competition for peginesatide, if approved, and are expected to drive its price and sales volume down, which may adversely affect our revenues.

Peginesatide is our only product candidate and we may not develop any other product candidates for the foreseeable future.

Peginesatide is the main focus of our business, which we expect to be the case for the foreseeable future. Accordingly, until we are able to obtain additional financing and resources to develop and commercialize peginesatide, we are unlikely to be able to successfully discover or develop any other product candidates. Further, we have had to reduce our research capabilities and efforts, including the elimination of certain research programs even some activities related to the support of peginesatide. We have limited ability and resources to pursue internal research and programs and strategic collaborations for the development of new products. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including, but not limited to, the following:

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

The maintenance and successful performance of our strategic collaboration with Takeda for development of peginesatide is an important part of our business model. Our collaboration with Takeda is extremely complex particularly with respect to financial provisions, allocations of responsibilities, and the respective rights of the parties with respect to decision making. Accordingly, significant aspects of the development and commercialization of peginesatide require Takeda’s agreement or approval prior to implementation, which can cause significant delays. Further, if we are not able to reach agreement with Takeda or maintain our existing collaboration with Takeda to develop and commercialize peginesatide, our business could be severely and adversely affected. Takeda has the ability to terminate each of the collaboration agreements upon an uncured material breach by us or even in the absence of a material breach with six-months’ notice. Currently, Takeda could provide us notice of termination of either or both of our collaboration agreements, which would likely have a material adverse effect on the advancement of our peginesatide program and our business. The suspension of the peginesatide oncology program, the impact of the Phase 3 results on the renal program particularly on the non-dialysis indication and the arbitration decision relating to the dispute with J&J may increase the likelihood that Takeda terminates the collaboration or affect the resources Takeda is willing to commit to peginesatide. Through the collaboration, Takeda currently provides development and commercial funding and performs important functions, including conduct of certain clinical trials and manufacturing activities, and is expected to pay us milestone payments upon the completion of certain events, all of which would be unavailable to us in the case of an early termination of the collaboration. Even in the absence of a termination, Takeda’s failure to provide funding or perform its obligations on a timely basis may have a material adverse effect on our business and the success of peginesatide.  The recent earthquake and tsunami which occurred in Japan and their aftermath may delay or negatively impact progress of the peginesatide program and our collaboration with Takeda, which is the largest pharmaceutical company in Japan.

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

In response to the FDA’s recent black box warning and public health advisories, CMS has significantly restricted coverage of ESAs. In July 2007, CMS issued its National Coverage Decision Memorandum for Use of Erythropoiesis Stimulating Agents in Cancer and Neoplastic Conditions, or the National Coverage Decision, that determined that ESA treatment was not reasonable or necessary for certain medical conditions, including any anemia of cancer not related to cancer treatment, among others. The National Coverage Decision also established the ESA reimbursement policy for Medicare and other government beneficiaries who are treated for chemotherapy-induced anemia and contains a coverage restriction for hemoglobin levels greater than 10g/dL, which has had a material adverse effect on the use of ESAs. In July 2007, CMS also issued revisions to its reimbursement policies for the use of ESAs for end stage renal disease in cases where hemoglobin levels exceed 13 g/dL and also decreased the monthly dosing limits. In July 2008, CMS announced that ESAs are a potential topic for another National Coverage Decision citing adverse effects in cancer and chronic kidney disease patients, including dialysis patients, while noting the large costs but uncertain benefits. In March 2010, CMS convened a MedCAC meeting to review the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease and in January 2011 to review the role of ESAs in successful kidney transplantation. Independent of any additional action the FDA may take as to ESAs, CMS may further decrease coverage which could have a materially negative impact on the size of the ESA market in the U.S. and reduce the overall size of the market peginesatide is expected to compete in at the time of launch.

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

Significant challenges remain with us and Takeda to manufacture peginesatide on a commercial scale. Our dependence upon third parties for manufacture and supply may cause delays in, or prevent us from, successfully developing and commercializing peginesatide. In accordance with the terms of our collaboration, Takeda has responsibility for manufacture of finished product and as a consequence, we have limited ability to control risks associated with that portion of the manufacturing process.

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

We, Takeda, and our third party manufacturers are required to comply with applicable FDA manufacturing practice regulations. If there is any failure by us, Takeda or one of our third party manufacturers or suppliers to maintain compliance with these regulations, the production of peginesatide could be interrupted, resulting in delays and additional costs. Additionally, our third party manufacturers must pass a pre-approval inspection before we can obtain regulatory approval for peginesatide. If for any reason these third parties are unable or unwilling to perform under our agreements or enter into new agreements with us, we may not be able to locate alternative manufacturers or enter into favorable agreements with them in an expeditious manner. We could also experience manufacturing delays if our third party manufacturers, Takeda or suppliers give greater priority to the production of other products over peginesatide. Any inability to acquire sufficient quantities of peginesatide or components thereof in a timely manner from third parties could delay clinical trials or result in product shortages and prevent us from developing and commercializing peginesatide in a cost-effective manner or on a timely basis. Further, our lack of experience providing reliable supply of product may deter health care providers and dialysis centers from selecting or otherwise switching to peginesatide from our competitors’ products.

The commercial success of peginesatide depends in part on the development and marketing efforts of Takeda, over which we have limited control. If our collaborations are unsuccessful, our ability to develop and commercialize products through our collaborations, and to generate future revenue from the sale of these products, would be significantly reduced.

Our dependence on Takeda for our global collaboration with peginesatide and our other collaboration arrangements, subjects us to a number of risks. Our ability to develop and commercialize drugs that we develop with our collaboration partners depends on our collaboration partners’ abilities to establish the safety and efficacy of peginesatide, obtain and maintain regulatory approvals and achieve market acceptance of peginesatide once commercialized. Under our collaboration with Takeda, we co-develop and co-commercialize peginesatide in the U.S. Because we share responsibility with Takeda for clinical development activities in the U.S., the progress of the peginesatide program is dependent on the efforts of Takeda of which we have no control. In fact, Takeda has taken responsibility for conducting several clinical trials and is expected to produce substantial portions of the NDA so that any failure of Takeda to act in a timely manner may delay our ability to develop peginesatide in accordance with our timelines. Takeda holds an exclusive license to develop and commercialize peginesatide outside of the U.S. and any progress and commercial success in those territories is dependent solely on Takeda’s efforts and commitment to the program. Takeda may delay, reduce or terminate development efforts relating to peginesatide, independently develop products that compete with peginesatide, or fail to commit sufficient resources to the marketing and distribution of peginesatide. Competing products or programs, either developed by Takeda or to which our collaboration partners have rights or acquire in the future, may result in our partners’ withdrawal of support for peginesatide.

In the event that Takeda fails to diligently develop or commercialize peginesatide, we may have the right to terminate our partner’s rights but we may choose not to as we will not receive any future revenue from peginesatide or even if we do, we may not be able to find another partner requiring us to commercialize peginesatide on our own, which is likely to result in significant additional expense and delay. Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of Takeda to complete its obligations under our collaboration agreements. If Takeda fails to perform in the manner we expect, our potential to develop and commercialize peginesatide and to generate future revenue would be significantly reduced. If a conflict of interest arises between us and Takeda, it may act in its own self-interest and not in the interest of our company or our stockholders. If Takeda were to breach or terminate the collaboration agreements with us or otherwise fail to perform its obligations thereunder in a timely manner, the pre-clinical or clinical development or commercialization of peginesatide could be delayed or terminated.

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

The failure to obtain adequate patent protection would have a material adverse effect on us and may adversely affect our ability to enter into, or affect the terms of, any arrangement for the further development and marketing of any product. There can also be no assurance that patents owned by us will not be challenged by others. As a result of a determination in our binding arbitration that J&J, owns certain intellectual property, J&J may now or in the future attempt to assert claims based upon the ‘078 Patent and other intellectual property owned by J&J. We could incur substantial costs in proceedings, including interference proceedings before the U.S. Patent and Trademark Office and comparable proceedings before similar agencies in other countries in connection with any claims that may arise in the future. These proceedings could result in adverse decisions about the patentability of our inventions and products, as well as about the enforceability, validity or scope of protection afforded by our patents.

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

We currently have no sales, marketing or distribution capabilities. To commercialize peginesatide, we must either develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market peginesatide directly, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Factors that may inhibit our efforts to commercialize peginesatide directly or indirectly with Takeda include:

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

We intend to co-market peginesatide in the U.S., and have exclusively licensed Takeda to develop peginesatide in international markets. In order to market peginesatide in the E.U. and many other foreign jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. Foreign regulatory approvals may not be obtained on a timely basis, if at all. We or Takeda, as part of our peginesatide collaboration, may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

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

The trading price of our common stock has been highly volatile. For the 52 weeks ended March 31, 2011, the price ranged between a high of $25.37 per share and a low of $5.00 per share. Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

•      actual or anticipated regulatory approvals of peginesatide or competing products;

•      new products or services introduced or announced by us or our collaboration partners, or our competitors, including Roche’s Mircera or biosimilars, and the timing of these introductions or announcements:

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

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of recent sale of shares of our common stock or other transactions involving our common stock.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). An ownership change could limit our ability to utilize our NOL and tax credit carryforwards for taxable years including or following such “ownership change”. The issuance of shares of our common stock in our March 2011 public offering resulted in an ownership change and further ownership changes may occur in the future, including as a result of transactions outside of our control, such as sales by existing stockholders, and as a consequence, our ability to utilize our NOL and tax credit carryforwards could be limited. Limitations imposed on the ability to use NOLs and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than would otherwise be required if such limitations were not in effect and could cause such NOLs and tax credits to expire unused, in each case reducing or eliminating the benefit of such NOLs and tax credits. Similar rules and limitations may apply for state income tax purposes.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2011.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

The following documents are being filed as part of this report:

3.3	Amended and Restated Certificate of Incorporation (1)

3.5	Amended and Restated Bylaws (2)

4.1	Reference is made to exhibits 3.3 and 3.5

4.2	Specimen Common Stock Certificate (1)

4.3	Warrant to purchase shares of Series C Preferred Stock (1)

4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)

4.5	Form of Warrant to Purchase shares of Common Stock (3)

10.5+	Amended and Restated 2006 Equity Incentive Plan, as amended March 2, 2011

10.41+	Executive Employment Agreement, dated February 1, 2011 by and between the Registrant and John A. Orwin

10.42+	Executive Employment Agreement, dated March 4, 2011, by and between the Registrant and Herb Cross (4)

10.44+	Separation Agreement, dated January 5, 2011, by and between the Registrant and Arlene M. Morris

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)

Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, as amended, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.

(2)	Incorporated by reference to the indicated exhibit of our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.
(3)	Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.
(4)	Incorporated by reference to the indicated exhibit of our Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011.
+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMAX, INC.

	By:	/s/ JOHN A. ORWIN
Dated: May 9, 2011		Chief Executive Officer and Member of the Board of Directors

	By:	/s/ HERB CROSS
Dated: May 9, 2011		Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation (1)

3.5	Amended and Restated Bylaws (2)

4.1	Reference is made to exhibits 3.3 and 3.5

4.2	Specimen Common Stock Certificate (1)

4.3	Warrant to purchase shares of Series C Preferred Stock (1)

4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)

4.5	Form of Warrant to Purchase shares of Common Stock (3)

10.5+	Amended and Restated 2006 Equity Incentive Plan, as amended March 2, 2011

10.41+	Executive Employment Agreement, dated February 1, 2011 by and between the Registrant and John A. Orwin

10.42+	Executive Employment Agreement, dated March 4, 2011, by and between the Registrant and Herb Cross (4)

10.44+	Separation Agreement, dated January 5, 2011, by and between the Registrant and Arlene M. Morris

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)

Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, as amended, registration no. 333-136125, declared effective by the Securities and Exchange Commission on December 14, 2006.

(2)	Incorporated by reference to the indicated exhibit of our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.
(3)	Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.
(4)	Incorporated by reference to the indicated exhibit of our Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011.
+ Indicates management contract or compensatory plan.