Form 10-Q
period 2011-06-30
AFFYMAX INC
filed 2011-08-08
CIK 1158223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 29, 2011, 35,554,369 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

AFFYMAX, INC.

CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2011	December 31,
	(Unaudited)	2010

Assets
Current assets
Cash and cash equivalents	$73,591	$63,499
Short-term investments	39,717	33,582
Receivable from Takeda	4,234	—
Deferred tax assets	438	438
Prepaid expenses and other current assets	2,013	2,023
Total current assets	119,993	99,542
Property and equipment, net	3,253	3,982
Restricted cash	1,135	1,135
Long-term investments	9,976	19,876
Deferred tax assets, net of current	6,802	6,802
Other assets	235	50
Total assets	$141,394	$131,387
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$851	$321
Accrued liabilities	10,021	11,594
Accrued clinical trial expenses	8,529	11,247
Payable to Takeda	—	5,958
Deferred revenue	—	18,497
Total current liabilities	19,401	47,617
Long-term income tax liability	10,341	10,249
Other long-term liabilities	1,088	974
Total liabilities	30,830	58,840
Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock: 35,438,277 and 25,451,338 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	35	25
Additional paid-in capital	521,503	461,425
Accumulated deficit	(411,044)	(388,934)
Accumulated other comprehensive income	70	31
Total stockholders’ equity	110,564	72,547
Total liabilities and stockholders’ equity	$141,394	$131,387

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Collaboration revenue	$14,146	$54,341	$30,825	$88,987
License and royalty revenue	5	5	9	9
Total revenue	14,151	54,346	30,834	88,996
Operating expenses:
Research and development	18,594	28,909	36,743	62,002
General and administrative	8,088	8,172	16,254	17,591
Total operating expenses	26,682	37,081	52,997	79,593
Income (loss) from operations	(12,531)	17,265	(22,163)	9,403
Interest income	47	83	91	180
Interest expense	(37)	(35)	(73)	(69)
Other income (expense), net	2	(1)	36	(68)
Net income (loss) before provision for income taxes	(12,519)	17,312	(22,109)	9,446
Provision for income taxes	—	—	1	—
Net income (loss)	$(12,519)	$17,312	$(22,110)	$9,446
Net income (loss) per share:
Basic	$(0.35)	$0.71	$(0.72)	$0.39
Weighted-average number of shares used in computing basic net income (loss) per share	35,388	24,219	30,896	24,076
Diluted	$(0.35)	$0.70	$(0.72)	$0.38
Weighted-average number of shares used in computing diluted net income (loss) per share	35,388	24,736	30,896	24,676

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(22,110)	$9,446
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,140	1,110
Amortization of discount/premium on investments	(35)	380
Stock-based compensation expense	5,661	4,827
Gain on disposal of property and equipment	(26)	—
Changes in operating assets and liabilities:
Receivable from Takeda	(4,234)	8,286
Income taxes receivable	—	1,318
Prepaid expenses and other current assets	9	239
Other assets	(185)	139
Accounts payable	530	2,003
Accrued liabilities	(1,573)	(1,066)
Accrued clinical trial expenses	(2,718)	(8,809)
Payable to Takeda	(5,958)	—
Deferred revenue	(18,496)	(27,918)
Long-term income tax liability	91	—
Other long-term liabilities	114	(5)
Net cash used in operating activities	(47,790)	(10,050)
Cash flows from investing activities
Purchases of property and equipment	(426)	(323)
Purchases of investments	(7,915)	(80,479)
Proceeds from sales of investments	—	3,726
Proceeds from maturities of investments	11,756	26,961
Proceeds from sale of property and equipment	41	—
Net cash provided by (used in) investing activities	3,456	(50,115)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	359	2,233
Proceeds from issuance of common stock under employee stock purchase plan	438	628
Proceeds from common stock issued upon public offering, net of issuance cost	53,629	—
Repayment of UBS loan	—	(3,814)
Net cash provided by (used in) financing activities	54,426	(953)
Net increase (decrease) in cash and cash equivalents	10,092	(61,118)
Cash and cash equivalents at beginning of the period	63,499	125,296
Cash and cash equivalents at end of the period	$73,591	$64,178

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                 The Company

Affymax, Inc., a Delaware corporation, was incorporated on July 20, 2001. We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, peginesatide (Hematide™), completed Phase 3 clinical trials to treat anemia associated with chronic kidney disease in early 2010.  In May 2011, we submitted our New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, seeking approval for peginesatide to treat patients with anemia associated with chronic kidney disease who are on dialysis.  In July 2011, the FDA accepted our submission and filed the NDA for review. Peginesatide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) plus the change in unrealized gains and losses on investments. At each balance sheet date presented, our accumulated other comprehensive income (loss) consists solely of unrealized gains and losses on investments. Comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(12,519)	$17,312	$(22,110)	$9,446
Increase (decrease) in unrealized gains (losses) on investments	31	155	39	193
Reclassification adjustment for gains (losses) on investments recognized in earnings	—	(71)	—	(91)
Comprehensive income (loss)	$(12,488)	$17,396	$(22,071)	$9,548

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

We have experienced significant operating losses since inception. At June 30, 2011, we had an accumulated deficit of $411.0 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from upfront license fees, milestone and reimbursement payments received under our collaboration agreements with Takeda Pharmaceutical Company Limited, or Takeda, and the sale of equity securities.  We expect to incur substantial losses in the future and may need to obtain additional financing in order to complete the development and commercialization of peginesatide. There can be no assurance that such financing will be available or will be at terms acceptable to us.

As of June 30, 2011, we have an accounts receivable balance with Takeda of $4.2 million under the terms of our two separate collaboration agreements, or together, the Arrangement, with Takeda.  This receivable was comprised of the amounts due from Takeda for the reimbursement of development and pre-commercial expenses we incurred during the period partially offset by amounts due to Takeda for reimbursement of development and pre-commercial expenses they incurred during the period.   As of December 31, 2010, we had an accounts payable balance due to Takeda of $6.0 million under the Arrangement.  This balance due to Takeda was primarily due to a change in estimate to our clinical trial accrual and related expense in the fourth quarter of 2010, partially offset by amounts due from Takeda for the reimbursement of development and pre-commercial expenses we incurred.  We have not experienced any credit losses from our Arrangement with Takeda and do not expect any.  We do not require collateral on our receivable.

We are currently developing our first product offering, peginesatide, and have no products that have received regulatory approval.  Peginesatide will require approval from the FDA, and/or foreign regulatory agencies prior to commercial sales. There can be no assurance that peginesatide will receive the necessary approvals. If we are denied such approvals or such approvals are delayed, it would have a material adverse effect on us. To achieve profitable operations, we must successfully develop, test, manufacture and commercialize peginesatide. There can be no assurance that peginesatide can be developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that peginesatide will be successfully commercialized. These factors could have a material adverse effect on our future financial results.

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

We entered into the collaboration agreements comprising our Arrangement with Takeda, which have been combined for accounting purposes due to their proximity of negotiation. We evaluated the multiple elements under the combined single arrangement in accordance with the authoritative guidance for revenue recognition with multiple deliverables. We were unable to determine the stand-alone value of the delivered elements and obtain verifiable objective evidence to determine the fair value of the undelivered elements. Accordingly, we concluded that there was a single unit of accounting.

On January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, multiple deliverable revenue arrangements. This update amends the guidance on accounting for arrangements with multiple deliverables to require that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting.  This determination is generally based on whether the deliverable has stand-alone value to the customer.  This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting.  The selling price used for each unit of accounting will be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.  We may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and the estimated selling price of identified units of accounting for new agreements.  The adoption of ASU No.2009-13 did not impact our financial position or results of operations as of and for the six month period ended June 30, 2011. The potential future impact of the adoption of this update will depend on the nature of any new arrangements or material modifications of existing arrangements that we enter into in the future.

We have been recognizing revenue using Contingency Adjusted Performance Model, or CAPM. Under CAPM, revenue is eligible for recognition in the period the payment is earned under the Arrangement including amounts that are either received or due from Takeda. Revenue initially recognized is based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment is earned in relation to the total projected development period. The remaining portion of the payment is then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement, which ended in May 2011 upon submission of our NDA, to the FDA.  Payments during the development period include amounts due for upfront license fees, milestone payments earned, purchases of active pharmaceutical ingredient or API and reimbursement of development and pre-commercial expenses.

Beginning in June 2011, we are no longer in the development period under our Arrangement with Takeda. The development period ended in May 2011 upon submission of our NDA with the FDA.  During the post-development/pre-commercialization period of the Arrangement, reimbursement of development and pre-commercial expenses by Takeda is recognized as revenue, in the period incurred .  We recognize revenue in accordance with the Securities and Exchange Commission Staff Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13.  Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the Arrangement and collectability is reasonably assured.

License and Royalty Revenue

Royalties are recognized as earned in accordance with contract terms, when third party results are reported and collectability is reasonably assured.  Royalties received under agreements that were acquired by us in the 2001 spin out from GlaxoSmithKline or Glaxo are recorded net of the 50% that we are required to remit to Glaxo.

Clinical Trial Expense and Accruals

We record expense for estimated clinical study external costs, which until 2011, were a significant component of research and development, or R&D, expense. These clinical trial costs were $866,000 and $10.1 million during the three months ended June 30, 2011 and 2010, respectively, and $1.4 million and $23.1 million for the six months ended June 30, 2011 and 2010, respectively. Clinical trials are administered by clinical research organizations, or CROs. CROs typically perform most of the total start-up activities for the trials, including document preparation, site identification pre-study visits, training as well as on-going program management. For the Phase 3 studies, which represent the vast majority of the clinical trial expense, the expense recorded is based on reporting received from CROs and internal analyses. We accrue costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is based on internal estimates of activities using patient enrollment and contractual or estimated rates. For the Phase 2 studies, the expense is activities-based such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred. For all studies, CRO reporting is reviewed by us for appropriateness.

Additional changes in estimate or adjustments may result as the final trial close-out audits and fee negotiations are completed relating to our clinical trials which could impact R&D expense, collaboration revenues and amounts due to or from Takeda in subsequent periods.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU, No. 2011-05, which is an update to Topic 220, presentation of comprehensive income. This update amends current comprehensive income guidance and eliminates the option of presenting the components of other comprehensive income as part of the statement of stockholders’ equity.  This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As ASU No. 2011-05 relates only to the presentation of comprehensive income, we do not expect that the adoption of this update will have a material effect on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, which is an update to Topic 820, fair value measurement. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United States and international financial reporting standards. This amendment did not require additional fair value measurements. ASU No. 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. We do not believe there will be a significant impact on our financial statements from the adoption of ASU No. 2011-04

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period. Stock options, common stock subject to repurchase, warrants, restricted stock units, or RSUs, and common stock issuable pursuant to the 2006 Employee Stock Purchase Plan were not included in the diluted net income (loss) per common share calculation for the periods presented because the inclusion of such shares would have had an antidilutive effect.

The detailed components of the calculation of net income (loss) per common share are as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) used in basic and diluted	$(12,519)	$17,312	$(22,110)	$9,446
Denominator for basic and diluted net loss per common share:
Weighted-average shares outstanding used in basic	35,388	24,219	30,896	24,076
Less: Weighted-average unvested shares subject to repurchase	—	—	—	—
Weighted-average number of shares used in computing basic net income (loss) per share	35,388	24,219	30,896	24,076
Dilutive effect of:
Options to purchase common stock	—	388	—	455
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	—	—	—	2
Restricted stock units	—	41		53
Warrants to purchase common stock	—	88	—	90
Weighted-average number of shares used in computing diluted net income (loss) per share	35,388	24,736	30,896	24,676
Basic net income (loss) per share	$(0.35)	$0.71	$(0.72)	$0.39
Diluted net income (loss) per share	$(0.35)	$0.70	$(0.72)	$0.38

The following shares were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options to purchase common stock	4,121	1,791	4,121	1,711
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	39	1	39	—
Restricted stock units	521	—	521	—
Warrants to purchase common stock	426	—	426	—

3.                 Stock-Based Compensation

During the quarter ended June 30, 2011, we granted 219,050 stock options and 7,500 RSUs with a weighted average grant date fair value of $4.50 and $6.47 per share, respectively.  The stock options vest over a four year period and the RSUs vest annually over a three year period.

We measure and recognize all stock-based compensation expense under the authoritative guidance for share-based payments.

Stock-based compensation was recorded in the condensed statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$1,289	$678	$2,643	$1,655
General and administrative	1,386	1,664	3,018	3,172
Total	$2,675	$2,342	$5,661	$4,827

Included in the amounts in the table above for the six months ended June 30, 2011 are compensation costs related to the January 31, 2011 resignation of our Chief Executive Officer, Arlene M. Morris. Under the terms of Ms. Morris’ separation agreement, consistent with her 2008 employment agreement, she has a post-termination exercise period for vested stock options ending on the earlier of one year following the date of termination or the expiration of the option. As part of the separation agreement, Ms. Morris is obligated to provide consulting services through September 30, 2011.  Effective upon her resignation, Ms. Morris’ status changed from an employee to a consultant and her options and awards continue to vest until the end of her consulting arrangement.  In accordance with Accounting Standards Codification 718, Shared Based Payments, we recorded $268,000 of stock-based compensation expense related to her separation and consulting arrangement during the quarter ended March 31, 2011.  Given the nature of the consulting agreement, all costs were accrued and expensed in the quarter ended March 31, 2011.

In March 2011, our board of directors approved an amendment to our 2006 Equity Incentive Plan to extend the post-termination exercise period from 90 days to two years for non-employee board members’ options vested as of such director’s termination date. No other terms of the awards were modified. This amendment applies to all existing and future option grants to non-employee board members.

As of June 30, 2011, unrecognized compensation costs related to employee and director stock options and restricted stock units totaled $14.6 million. The cost is expected to be recognized over a weighted-average amortization period of 2.61 years.

4.                 Investments and Fair Value Measurements

The following is a summary of our available-for-sale marketable securities (in thousands):

	As of June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$1,743	$—	$—	$—	$1,743
Government securities	37,917	57	—	—	37,974
Total short-term investments	$39,660	$57	$—	$—	$39,717
Long-term investments:
Government securities	$9,961	$15	$—	$—	$9,976
Total long-term investments	$9,961	$15	$—	$—	$9,976

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$1,448	$—	$—	$—	$1,448
Government securities	32,080	58	(4)	—	32,134
Total short-term investments	$33,528	$58	$(4)	$—	$33,582
Long-term investments:
Government securities	$19,899	$5	$(28)	$—	$19,876
Total long-term investments	$19,899	$5	$(28)	$—	$19,876

Investments held at June 30, 2011 mature between July 2011 and August 2012.

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

The following table presents our investments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of June 30, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$44,997	$44,499	$498	$—
Short-term investments:
Certificates of deposit	$1,743	$—	$1,743	$—
Government securities	37,974	—	37,974	—
Total short-term investments	$39,717	$—	$39,717	$—
Long-term investments:
Government securities	$9,976	$—	$9,976	$—
Total long-term investments	$9,976	$—	$9,976	$—

	As of December 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$61,096	$59,353	$1,743	$—
Short-term investments:
Certificates of deposit	$1,448	$—	$1,448	$—
Government securities	32,134	—	32,134	—
Total short-term investments	$33,582	$—	$33,582	$—
Long-term investments:
Government securities	$19,876	$—	$19,876	$—
Total long-term investments	$19,876	$—	$19,876	$—

We held investments in auction rate securities or ARS and UBS AG of Series C-2 ARS Rights, or ARS Rights during the quarter ended June 30, 2010, which were classified within Level 3 of the fair value hierarchy because of the lack of observable inputs. The valuation technique we used to measure fair value of our Level 3 ARS and ARS Rights was an income approach and we used a discounted cash flow analysis.  As of June 30, 2011 and December 31, 2010, we no longer hold ARS or ARS Rights as these investments were fully redeemed or sold in 2010.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Balance at beginning of the period	$—	$17,883
Transfers in and/or out of Level 3	—	—
Total unrealized losses related to ARS included in net loss	—	—
Total realized gains related to ARS included in net loss	—	695
Total unrealized losses related to ARS Rights included in net loss	—	(604)
Total unrealized gains related to ARS Rights included in net loss	—	—
Settlements	—	(3,925)
Balance at end of the period	$—	$14,049

For the six months ended June 30, 2010, we reversed other-than-temporary impairment charges of $695,000. The fair value of our ARS Rights was decreased by $604,000 for the six months ended June 30, 2010 and this reduction was recorded as a charge to other income (expense), net.

5.                 UBS Loan

In connection with the settlement with UBS AG relating to our ARS, we entered into a loan agreement with UBS Financial Services, Inc., an affiliate of UBS AG, and we obtained a loan of approximately $9.2 million in December 2009.  This “no net cost loan” bore interest at a rate not to exceed the average rate of interest paid on the pledged ARS. For the three and six months ended June 30, 2010, we paid $29,000 and $54,000 of interest expense associated with the loan, respectively and received $42,000 and $143,000 in interest income from the collateralized ARS, respectively. As required by UBS, for the six months ended June 30, 2010, we applied the net interest earned of $89,000 and $3.7 million from the sales and redemptions of ARS to the principal of the loan. As part of our redemption of ARS Rights in July 2010, we repaid our outstanding loan balance.

6.                 Commitments and Contingencies

In October 2010, the arbitration panel in our binding arbitration with certain subsidiaries of Johnson & Johnson Pharmaceutical Research & Development, L.L.C. and Ortho-McNeil Pharmaceutical, Inc., or J&J, decided the ownership of a number of U.S. and international patents and patent applications related to certain erythropoietin receptor agonists, or collectively the “intellectual property in dispute.”  The decision maintained J&J’s sole inventorship and sole ownership of U.S. Patent No. 5,767,078, or the ‘078 Patent, and certain related foreign patents and patent applications, including European Patent application EP96/918,317. The arbitrators determined that we and J&J jointly own the remainder of the intellectual property in dispute.

In November 2010, we filed in the U.S. District Court for the Northern District of Illinois, or District Court, a motion to vacate the arbitration award with respect to the ownership of the ‘078 Patent and related foreign cases.  In December 2010, J&J filed its response and requested that the court confirm the arbitration award.

In March 2011, the District Court issued its decision to vacate in part the arbitrators’ award relating to sole ownership by J&J of the European Patent EP96/918,317 and other foreign counterpart patents and patent applications to the ‘078 Patent. As a consequence, the District Court remanded the issues of inventorship and ownership of such foreign patents and patent applications to the arbitration panel, which is expected to consider the matter in the second half of 2011.. The District Court denied our motion to vacate in part and maintained the arbitration award with respect to the sole ownership by J&J of the ‘078 Patent in the U.S. In May 2011, we filed a notice of appeal relating to the District Court’s decision as to the ‘078 Patent in the U.S. while J&J has filed an  appeal relating to the foreign counterpart patents and patent applications to the ‘078 Patent.

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

In June 2006, the parties expanded their collaboration to develop and commercialize peginesatide worldwide, which includes the co-development and co-commercialization of peginesatide in the U.S. Takeda received an exclusive license to develop and commercialize peginesatide outside of the U.S. Beginning January 1, 2007, Takeda was responsible for the first $50 million of third party expenses related to development in pursuit of U.S. regulatory approval of peginesatide, which was fully utilized by both parties through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses while we have been responsible for 30% of third party expenses. We retain responsibility for 100% of our internal development expenses, most notably employee-related expenses. In addition, third party expenses related to the commercialization of peginesatide in the U.S. are equally shared by both parties and beginning in the third quarter of 2011, certain employee-related expenses supporting preparation for commercialization of peginesatide in the U.S. are also shared.  However, upon submission of the NDA, Affymax is entitled to a launch allowance under which Takeda is responsible for 100% of the first $20 million of U.S. commercial expenses, whether third-party cost or employee-related expenses.   Thereafter, we share equally in both-third party costs and certain employee related expenses incurred in preparing for commercialization of peginesatide in the U.S.   The launch allowance will be recouped by Takeda though reductions in net sales included in the product profit sharing subsequent to product approval by the FDA.  Takeda will have primary responsibility and bear all costs for peginesatide clinical development in support of regulatory approval and commercialization activities for all territories outside the U.S. Under the June 2006 agreement, Takeda paid us an upfront license fee of $105 million, and we have received milestone payments upon completion of database lock of the Phase 3 clinical trials of $30 million for dialysis and non-dialysis.  In addition, we earned a $10 million milestone in July 2011, as a result of the FDA acceptance for review of our NDA, and we expect to receive that milestone payment in the third quarter of 2011.  Further, upon the successful achievement of clinical development and regulatory milestones, we are eligible to receive from Takeda an additional aggregate of $75 million relating to the renal program, including a $50 million milestone payment upon approval by the FDA in the dialysis indication. We and Takeda will share equally in the net profits and losses of peginesatide in the U.S., which include expenses related to the marketing and launch of peginesatide. Takeda will pay us a variable royalty based on annual net sales of peginesatide outside the U.S. The agreement establishes a joint steering committee to oversee the development, regulatory approval and commercialization of peginesatide.

We share responsibility with Takeda for clinical development activities required for U.S. regulatory approval of peginesatide. Specifically, we have primary responsibility for peginesatide’s clinical development plan and clinical trials in the dialysis indication, and the non-dialysis indication to the extent of any further development, while Takeda has primary responsibility in the chemotherapy induced anemia and anemia of cancer indications to the extent any such indication is developed. We and Takeda have agreed to suspend the development of peginesatide to treat chemotherapy-induced anemia as well as anemia in chronic kidney disease patients not on dialysis and to focus all development efforts for peginesatide in the U.S. on the treatment of chronic kidney disease anemia in dialysis patients. We are responsible for U.S. regulatory filings in the dialysis and any other indications we pursue, including holding the NDAs for those indications. Takeda is responsible for regulatory filings outside the U.S. and the creation of a global safety database.

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

We recognized $14.1 million and $54.3 million of collaboration revenue in the quarters ended June 30, 2011 and 2010, respectively and $30.8 million and $89.0 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, we have a net receivable balance from Takeda of $4.2 million that is reflected on the accompanying condensed balance sheet under the caption Receivable from Takeda.

In July 2011, as a result of the FDA acceptance of our NDA for review, we have earned a $10 million milestone payment from Takeda which we will recognize as collaboration revenue during the third quarter of 2011.  Going forward, we expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.  We do not expect to recognize any revenue related to commercial product sales under our Arrangement with Takeda, and do not expect to recognize any product profit sharing until after the product is approved by the FDA.

8.                 Public Stock Offering

In March 2011, we completed the issuance and sale to the public of an aggregate of 9,745,762 shares of our common stock, par value $0.001 per share at $5.90 per share. We received net proceeds of approximately $53.6 million, after deducting underwriting discounts and commissions and offering expenses.

9.                Restructuring Charge

As a result of the May 2010 amendment to our operating lease, we took possession of approximately 16,000 square feet of additional office space adjacent to our corporate headquarters in Palo Alto, California in May 2011.  During the second quarter of 2011, management concluded that we would not occupy this additional office space, and we are actively seeking to sublease this space.  Given these plans and the fact that this space is adequately separable from our existing facilities, in the second quarter of 2011 we recorded a restructuring charge of $659,000, which represents the present value of the estimated future facility costs for which we will obtain no future economic benefit over the term of our lease, net of estimated future sublease income. The initial $659,000 charge, as well as $16,000 of accretion recorded during the second quarter, is recorded in general and administrative expenses in the condensed statement of operations.  As of June 30, 2011, the total restructuring accrual balance of $569,000 consists of $427,000 as a current liability within accrued liabilities and $142,000 as other long term liabilities on the condensed balance sheets.

The estimates underlying the fair value of the lease-related restructuring liability involve significant assumptions regarding the time required to contract with a subtenant, the amount of space we may be able to sublease, the range of potential future sublease rates and the level of leasehold improvements expenditures that we may incur to sublease the property. We have evaluated a number of potential sublease scenarios with differing assumptions and have probability weighted these scenarios and calculated the present value of cash flows based on management’s judgment.  We will continue to monitor and update the liability balance when future events impact our cash flow estimates related to this excess space.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2010 and our unaudited condensed financial statements for the six month period ended June 30, 2011.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend”, “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, but are not limited to, statements regarding the timing, design and results of our clinical trials and drug development program and registration strategy, our ability to obtain and maintain regulatory approval of peginesatide (Hematide™) and any other product candidates we pursue, the continuation and success of our collaboration with Takeda Pharmaceutical Company Limited, or Takeda,  the timing and likelihood of the commercialization of peginesatide and the size and potential of the commercial opportunity.  These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q under Item 1A “Risk Factors,” including risks relating to the approvability and comprehensiveness of the new drug application, risks relating to timing of and regulatory requirements for approvals, including the U.S. Food and Drug Administration’s interpretation and evaluation of the data from the Phase 3 studies, in particular with respect to the secondary analyses in the non-dialysis population, risks relating to data quality and integrity particularly in non-inferiority designed trials, risks related to the continued safety and efficacy of peginesatide in clinical development, the potential for once per month dosing and room temperature stability, the timing of patient accrual in ongoing and planned clinical trials, regulatory requirements and approvals, research and development efforts, the factors affecting the commercial potential of peginesatide, industry and competitive environment, controversy surrounding the class of erythropoiesis stimulating agents, reimbursement coverage, intellectual property rights and disputes and potential costs, disruptions and consequences of litigation, financing requirements and ability to access capital, and other matters.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, peginesatide (Hematide TM), completed Phase 3 clinical trials to treat anemia associated with chronic kidney disease in early 2010. Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic kidney disease, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may lead to chronic fatigue or increase the risk of other diseases or death. Currently recombinant EPO, or rEPO, is used to manage the anemia of dialysis, non-dialysis and cancer patients. Peginesatide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Peginesatide is designed to be longer acting than currently marketed ESAs in the U.S. and therefore has the potential to offer reduced cost and complexity for healthcare providers.

In late June 2010, we announced preliminary top-line results from our peginesatide Phase 3 clinical program for the treatment of patients with anemia associated with chronic kidney disease.  Our Phase 3 clinical program included four open-label, randomized controlled clinical trials. Of these trials, two trials, called PEARL 1 and PEARL 2, were conducted in non-dialysis patients and designed to evaluate the safety and efficacy of peginesatide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of peginesatide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to peginesatide. Analysis of efficacy and safety for all of the Phase 3 studies were based on primarily assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint, the mean change in hemoglobin from baseline, in each of the four Phase 3 studies met the statistical criteria for non-inferiority. In addition, peginesatide met the statistical criterion for non-inferiority for the assessment of safety for the cardiovascular composite safety endpoint, or CSE, which was composed of death, stroke, myocardial infarction, congestive heart failure, unstable angina and arrhythmia from a pooled safety database across the four Phase 3 studies.  However, some differences were observed when secondary analyses were conducted as previously described in our Current Report on Form 8-K dated June 21, 2010.

In October 2010, we met with the U.S. Food and Drug Administration, or FDA to discuss the regulatory path for peginesatide based on the initial analysis of the Phase 3 data.  Based on these discussions with the FDA, we submitted a new drug application, or NDA, to the FDA, for treatment of anemia in chronic kidney disease patients on dialysis in May 2011.  In July 2011, the FDA accepted our submission and filed the NDA for review.

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

Effective January 31, 2011, our Chief Executive Officer, Arlene M. Morris, resigned from her position as well as from our board of directors. As part of her separation agreement, Ms. Morris is obligated to provide consulting services through September 30, 2011.  Under the terms of her severance arrangement, she received severance benefits in the form of cash, reimbursement of COBRA premiums, continued vesting of existing stock-based awards until September 30, 2011, and additional time to exercise vested stock-based awards after September 30, 2011. We recorded $935,000 of expense in the quarter ended March 31, 2011 related to the severance and consulting arrangement with Ms. Morris. Given the nature of the consulting arrangement, all costs were accrued and expensed in the quarter ended March 31, 2011.

In March 2011, we sold an aggregate of 9,745,762 shares of our common stock to the public at $5.90 per share. We received net proceeds of approximately $53.6 million, after deducting underwriting discounts and commissions and offering expenses.

To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and active pharmaceutical ingredient, or API, production, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. As of June 30, 2011, we had an accumulated deficit of $411.0 million. Due to the recognition of revenues from milestone payments from our collaboration with Takeda, or the Arrangement, we were profitable in the three and six months ended June 30, 2010 and may have profitable quarters from time to time if we are successful in obtaining FDA approval for peginesatide. We continue to expect to incur substantial losses in order to complete the development and commercialization of peginesatide.

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

Our critical accounting policies and the use of estimates are consistent with those noted in our Annual Report on Form 10-K for the year ended December 31, 2010 except as noted below:

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

We entered into the collaboration agreements comprising our Arrangement with Takeda, which have been combined for accounting purposes due to their proximity of negotiation. We evaluated the multiple elements under the combined single arrangement in accordance with the authoritative guidance for revenue recognition with multiple deliverables. We were unable to determine the stand-alone value of the delivered elements and obtain verifiable objective evidence to determine the fair value of the undelivered elements. Accordingly, we concluded that there was a single unit of accounting.

On January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, multiple deliverable revenue arrangements. This update amends the guidance on accounting for arrangements with multiple deliverables to require that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting.  This determination is generally based on whether the deliverable has stand-alone value to the customer.  This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting.  The selling price used for each unit of accounting will be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.  We may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and the estimated selling price of identified units of accounting for new agreements.  The adoption of ASU No.2009-13 did not impact our financial position or results of operations as of and for the six month period ended June 30, 2011. The potential future impact of the adoption of this update will depend on the nature of any new arrangements or material modifications of existing arrangements that we enter into in the future.

We have been recognizing revenue using Contingency Adjusted Performance Model, or CAPM. Under CAPM, revenue is eligible for recognition in the period the payment is earned under the Arrangement including amounts that are either received or due from Takeda. Revenue initially recognized is based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment is earned in relation to the total projected development period. The remaining portion of the payment is then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement, which ended in May 2011 upon submission of our NDA, to the FDA.  Payments during the development period include amounts due for upfront license fees, milestone payments earned, purchases of active pharmaceutical ingredient or API and reimbursement of development and pre-commercial expenses.

Beginning in June 2011, we are no longer in the development period under our Arrangement with Takeda. The development period ended in May 2011 upon submission of our NDA with the FDA.  During the post-development/pre-commercialization period of the Arrangement, reimbursement of development and pre-commercial expenses by Takeda is recognized as revenue, in the period incurred.   We recognize revenue in accordance with the Securities and Exchange Commission Staff Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13.  Revenues related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the Arrangement and collectability is reasonably assured.

Results of Operations

Revenue

	Three Months Ended			Six Months Ended
	June 30,		% Increase/	June 30,		% Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	($ amounts in thousands)
Collaboration revenue	$14,146	$54,341	(74)%	$30,825	$88,987	(65)%
License and royalty revenue	5	5	—%	9	9	—%
Total revenue	$14,151	$54,346	(74)%	$30,834	$88,996	(65)%

We recognized $14.1 million and $54.3 million of collaboration revenue during the three months ended June 30, 2011 and 2010, respectively and $30.8 million and $89.0 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease in collaboration revenue for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 was due to a reduction in the amounts eligible for reimbursement under our collaboration arrangement with Takeda as we completed our Phase 3 clinical trials in 2010.  In addition, we received a $5 million cash milestone payment from Takeda for the initiation of Japan’s Phase 3 renal indication in March 2010 and $30 million of cash milestone payments for the database lock of our non-dialysis and dialysis Phase 3 trials in the second quarter of 2010. We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.   This includes the $10 million milestone earned in July 2011 upon acceptance for review of our NDA by the FDA.

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,		% Increase/	June 30,		% Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	($ amounts in thousands)
Research and development expenses	$18,594	$28,909	(36)%	$36,743	$62,002	(41)%

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

The decrease in research and development expenses for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 was primarily due to reduced CRO and investigative site costs as a result of the completion of the treatment and follow up of our Phase 3 clinical trials in early 2010.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,		% Increase/	June 30,		% Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	($ amounts in thousands)
General and administrative expenses	$8,088	$8,172	(1)%	$16,254	$17,591	(8)%

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

The decrease in general and administrative expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was due to reductions in legal costs and consulting services partially offset by increased employee compensation costs, which occurred primarily as a result of costs associated with the resignation of our former Chief Executive Officer during the first quarter of 2011 and a restructuring charge incurred in the second quarter of 2011 of $659,000 related to unoccupied office space (see Note 9 of Notes to Condensed Financial Statements).

Interest Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,		% Increase/	June 30,		% Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	($ amounts in thousands)
Interest income (expense), net	$10	$48	(79)%	$18	$111	(84)%

The decrease in interest income (expense), net, was due primarily to lower interest rates and a lower average cash balance during the three and six months ended June 30, 2011 compared to the same period in 2010.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,		% Increase/	June 30,		% Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	($ amounts in thousands)
Other income (expense), net	$2	$(1)	300%	$36	$(68)	153%

Other income, net, for the six months ended June 30, 2011 includes a $26,000 gain on disposal of fixed assets. Other expense, net, for the six months ended June 30, 2010 includes $156,000 of foreign currency loss partially offset by $92,000 of realized gain on investments.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,		% Increase/	June 30,		% Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	($ amounts in thousands)
Provision for income taxes	$—	$—	—%	$1	$—	*

*  Calculation is not meaningful

We are subject to federal and California income taxes. We anticipate being in a net operating loss position for 2011 and therefore have not recorded any federal or California taxes, other than the minimum statutory California tax, for the three and six months ended June 30, 2011. We also did not record any tax liability for the three and six months ended June 30, 2010 due to the anticipated tax loss position for the year ended December 31, 2010.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30,	December 31,
	2011	2010
	(in thousands)
Cash and cash equivalents	$73,591	$63,499
Short-term investments	$39,717	$33,582
Long-term investments	$9,976	$19,876

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$(47,790)	$(10,050)
Investing activities	$3,456	$(50,115)
Financing activities	$54,426	$(953)
Capital expenditures (included in investing activities above)	$(426)	$(323)

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through June 30, 2011, we have received net proceeds of $445.0 million from the issuance of equity securities, including $53.7 million in net proceeds from the sale of 9,745,762 shares of our common stock in a secondary public offering in March 2011. We have also received $122 million of upfront license fees, $45 million in milestone payments and $230.0 million for the reimbursement of development and commercial expenses and purchase of API from our collaboration agreements with Takeda. Takeda was responsible for the first $50 million of third party expenses related to the development in pursuit of U.S. regulatory approval of peginesatide, which was fully utilized by both parties through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses, while we have been responsible for 30% of such expenses. We retain responsibility for 100% of our internal development expenses, most notably employee-related expenses.  In addition, third party expenses related to the commercialization of peginesatide in the U.S. are equally shared by both parties and beginning in the third quarter of 2011, certain employee-related expenses supporting preparation for commercialization of peginesatide in the U.S. are also shared.  However, upon submission of the NDA, Affymax is entitled to a launch allowance under which Takeda is responsible for 100% of the first $20 million of U.S. commercial expenses, whether third-party cost or employee-related expenses.  Thereafter, we share equally in both-third party costs and certain employee related expenses incurred in preparing for commercialization of peginesatide in the U.S.  The launch allowance will be recouped by Takeda though reductions in net sales included in the product profit sharing subsequent to product approval by the FDA.

Net cash used in operating activities for the six months ended June 30, 2011 was primarily the result of our net loss generated primarily by the development of peginesatide and payments to Takeda related to our outstanding payable as well as payments to third party vendors related to our accrued clinical trial expenses and accrued liabilities. The impact of this loss was reduced in part by non-cash activities including stock-based compensation and depreciation. The $37.7 million decrease in cash used in operating activities in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to a $5 million cash milestone payment received from Takeda for the initiation of Japan’s Phase 3 renal indication and $30 million of milestone payments for the database lock of non-dialysis and dialysis Phase 3 clinical trials in the six months ended June 30, 2010. Due to the recognition of revenue from these milestone payments, we were profitable in the six months ended June 30, 2010, but we expect to incur substantial losses in order to complete the development and commercialization of peginesatide.  Under our collaboration arrangement with Takeda, we are eligible to receive additional clinical development and regulatory milestones of approximately $118 million relating to the dialysis indication, including a $10 million milestone payment upon FDA acceptance for review of our NDA, which we expect to receive in Q3 2011, and a $50 million milestone payment upon approval by the FDA in the dialysis indication.

Net cash provided by investing activities for the six months ended June 30, 2011 was primarily a result of the maturities of investments offset by purchases of investments.  Net cash used in investing activities for the six months ended June 30, 2010 was a result of the purchase of investments partially offset by maturities and sales of investments.

Net cash provided by financing activities for the six months ended June 30, 2011 was primarily attributable to net proceeds of $53.6 million received from our March 2011 public offering and proceeds received from the issuance of common stock upon exercise of stock options. Net cash used in financing activities for the six months ended June 30, 2010 was primarily attributable to repayment of $3.8 million towards our loan from UBS AG offset by the proceeds of $2.9 million from issuance of common stock upon exercise of stock options and our employee stock purchase plan.

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

Our equity facility is subject to a number of conditions that limit our ability to draw against such facility.  For example, Azimuth is not required to purchase our common stock when the price of our common stock is below $4.00 per share. In addition, Azimuth is not obligated to purchase shares of our common stock which, when aggregated with all other shares of our common stock then owned beneficially by Azimuth, would result in the beneficial ownership by Azimuth of more than 9.9% of the then issued and outstanding shares of our common stock.  At June 30, 2011, this represents 3,508,389 shares.  After deducting the shares purchased in October 2010, assuming that all remaining 2,509,328 shares were sold at the $6.87 closing price of our common stock at June 30, 2011 at the largest possible discount and assuming that Azimuth still owns these shares, the maximum aggregate net proceeds we could receive under the agreement with Azimuth would be approximately $16.1 million.

The issuance of shares of our common stock in our March 2011 public offering resulted in an ownership change, under Section 382 of the Internal Revenue Code of 1986, as amended which, in general, provides that an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points during the testing period (generally three years). Under Section 382, a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its net operating losses (NOLs) and tax credits accumulated prior to the ownership change to offset future taxable income or tax liabilities. Based on our preliminary analysis, we believe that while we had an ownership change, this did not cause a limitation to the overall amount of NOLs or tax credits that we may utilize to offset future taxable income or tax liabilities.

As of June 30, 2011, we had $124.4 million in cash, cash equivalents, restricted cash and investments.  Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, certificates of deposit, and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

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

Contractual Obligations and Significant Commitments

There were no material changes in our contractual obligations in the six months ended June 30, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.  Please see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Significant Commitments in our Form 10-K for a description of contractual obligations as of December 31, 2010.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU, No. 2011-05, which is an update to Topic 220, presentation of comprehensive income. This update amends current comprehensive income guidance and eliminates the option of presenting the components of other comprehensive income as part of the statement of stockholders’ equity.  This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As ASU No. 2011-05 relates only to the presentation of comprehensive income, we do not expect that the adoption of this update will have a material effect on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, which is an update to Topic 820, fair value measurement. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United States and international financial reporting standards. This amendment did not require additional fair value measurements. ASU No. 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. We do not believe there will be a significant impact on our financial statements from the adoption of ASU No. 2011-04

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk is confined to our cash, cash equivalents and investments. We do not use derivative financial instruments in our investment portfolio.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. We do not believe that a decrease in interest rates would have a material negative impact on the value of our investment portfolio.  During the six months ended June 30, 2011, there were no material changes to our interest rate disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of June 30, 2011. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In October 2010, the arbitration panel in our binding arbitration with certain subsidiaries of Johnson & Johnson Pharmaceutical Research &Development L.L.C and Ortho-McNeil Pharmaceutical, Inc., or J&J, decided the ownership of a number of U.S. and international patents and patent applications related to certain erythropoietin receptor, EPO-R, agonists, or collectively, the “intellectual property in dispute.”  The decision maintained J&J’s sole inventorship and sole ownership of U.S. Patent No. 5,767,078, or the ‘078 Patent, and certain related foreign patents and patent applications, including European Patent application EP96/918,317. The arbitrators determined that we and J&J jointly own the remainder of the intellectual property in dispute.

In November 2010, we filed in the U.S. District Court for the Northern District of Illinois, or District Court, a motion to vacate the arbitration award with respect to the ownership of the ‘078 Patent and related foreign cases.  In December 2010, J&J filed its response and requested that the court confirm the arbitration award.

In March 2011, the District Court issued its decision to vacate in part the arbitrators’ award relating to sole ownership by J&J of the European Patent EP96/918,317 and other foreign counterpart patents and patent applications to the ‘078 Patent. As a consequence, the District Court remanded the issues of inventorship and ownership of such foreign patents and patent applications to the arbitration panel, which is expected to consider the matter in the second half of 2011. The District Court denied our motion to vacate in part and maintained the arbitration award with respect to the sole ownership by J&J of the ‘078 Patent in the U.S. In May 2011, we filed a notice of appeal relating to the District Court’s decision as to the ‘078 Patent in the U.S. while J&J has filed an appeal relating to the foreign counterpart patents and patent applications to the ‘078 Patent.

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

Risks Related to Our Business

We are dependent on the success of peginesatide (HematideTM). Peginesatide is a new chemical entity and currently our only product candidate. We cannot give any assurance the development program for peginesatide will be successful or completed in a timely or effective manner. Our previously announced Phase 3 results present challenges to our ability to obtain regulatory approval for peginesatide particularly in view of the heightened concerns surrounding safety of erythropoiesis stimulating agents, or ESAs. Our failure to demonstrate the safety and effectiveness of peginesatide to the satisfaction of the U.S. Food and Drug Administration, or FDA, will prevent us from receiving regulatory approval and would have a material and adverse impact on our business. Even if the FDA does ultimately approve our new drug application, or NDA,  submission, the length of the review process may be longer than anticipated or the FDA may impose requirements, conditions and restrictions that could significantly increase costs or delay and limit our ability to successfully commercialize peginesatide or otherwise severely harm our business.

Peginesatide, an ESA, is a new chemical entity and currently our only product candidate. In order to commercialize peginesatide, we will be required to establish that peginesatide is sufficiently safe and effective to obtain regulatory approvals, which we may fail to do.

In late June 2010, we announced preliminary top-line results from the peginesatide Phase 3 clinical program for the treatment of patients with anemia associated with chronic kidney disease. Our Phase 3 clinical program included four open-label, randomized controlled clinical trials. Of these trials, two trials, called PEARL 1 and PEARL 2, were conducted in non-dialysis patients and designed to evaluate the safety and efficacy of peginesatide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of peginesatide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to peginesatide. Analysis of efficacy and safety for all of the Phase 3 studies were based primarily on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint, the mean change in hemoglobin from baseline, in each of the four Phase 3 studies met the statistical criteria for non-inferiority. In addition, peginesatide met the statistical criterion for non-inferiority for the assessment of safety for the cardiovascular composite safety endpoint, or CSE, which was composed of death, stroke, myocardial infarction, congestive heart failure, unstable angina and arrhythmia from a pooled safety database across the four Phase 3 studies. However, some differences were observed when secondary analyses were conducted, including a difference in a subgroup analysis conducted in the PEARL trials where the frequency of CSE events was higher in the peginesatide group relative to the comparator in these non-dialysis patients, as previously described in our Current Report on Form 8-K dated June 21, 2010 and in Part I, Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2010.

The differences observed in the Phase 3 secondary analyses present risks to our ability to obtain regulatory approval for peginesatide particularly in view of the heightened concerns surrounding safety of ESAs. Based on our discussions with the FDA, we submitted an NDA for treatment of anemia in chronic kidney disease patients on dialysis in May 2011. Although the NDA has been filed and accepted for review, any negative perception of peginesatide’s safety relative to other ESAs would significantly limit the likelihood of obtaining regulatory approval for peginesatide. The issues arising from the Phase 3 results have caused significant delay and may continue to negatively impact the timelines for development and the likelihood, scope or conditions surrounding regulatory approval. Any or all of these factors may significantly reduce the ultimate commercial potential of peginesatide.

Regardless of whether peginesatide met the statistical criteria for non-inferiority to the comparator drugs, peginesatide could still fail to establish that it is sufficiently safe for regulatory approval for any indication. In addition to data from clinical trials, extensive data from pre-clinical studies, including carcinogenicity studies, has been submitted as part of the NDA. As peginesatide is the first ESA to undergo carcinogenicity studies, the regulatory requirements and standards for review remain uncertain and may increase the risk for regulatory approval. The results from earlier pre-clinical testing and prior clinical trials may not be predictive of results obtained in other pre-clinical models, later clinical trials or in a practice setting. In addition, the approval of our NDA may be delayed or fail for many reasons, including:

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

•                  our lack of experience as an organization in obtaining regulatory approvals;

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

Obtaining approval of a NDA by the FDA is highly uncertain and like many product candidates, we may fail to obtain approval even though our NDA for peginesatide has been filed and accepted for review. The NDA review process is extensive, lengthy, expensive and uncertain, and the FDA may delay, limit or deny approval of peginesatide for many reasons, including:

•                  we may not be able to demonstrate to the satisfaction of the FDA that peginesatide is safe and effective for any indication;

•                  the data arising from the clinical trials, including the Phase 3 results, the development program or the NDA for peginesatide may not be satisfactory to the FDA;

•                  the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials or conclude that the data fails to meet statistical or clinical significance;

•                  the FDA may have difficulties approving a dosing regimen for peginesatide in view of the FDA’s safety concerns surrounding hemoglobin variability, rates of rise and excursions with ESAs as a class;

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

The FDA may require us to conduct additional studies or trials which could result in our failure to ever bring peginesatide to market. Accordingly, we may not receive the regulatory approvals needed to market peginesatide. Any failure or delay in completion of the development program or the FDA review process would delay or foreclose commercialization of peginesatide and severely harm our business and financial condition.

We have relied and continue to rely on numerous third parties, particularly CROs, to conduct and complete our development program for peginesatide, and to the extent they fail to properly and successfully perform their obligations to us, we may not be able to obtain the necessary regulatory approvals for peginesatide.

Due to the size and limited experience of our organization, we have relied heavily on CROs, contractors and other third parties to assist us in managing, monitoring and otherwise conducting clinical trials. Our Phase 3 clinical program for peginesatide was large and complex and conducted at over 300 sites in the U.S. and Europe. Even though we have completed our Phase 3 clinical program and our NDA was accepted for review, we continue to require the assistance of these third parties through the FDA review process and in the future. We have had significant difficulties obtaining the necessary and quality resources. We continue to compete with larger and other companies for the attention and assistance of these third parties. If we are unsuccessful in obtaining the needed assistance, we will have difficulty maintaining our timelines and obtaining approval for peginesatide.

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

We may not be able to maintain our relationships with these CROs or other contractors on acceptable terms. These third parties generally may terminate their engagements with us at any time and if we have to enter into alternative arrangements, these may result in the delay of development and commercialization of peginesatide. As a result, we can control their activities only within certain limits, and they will devote only a certain amount of their time to peginesatide. If these third parties did not or do not successfully carry out their duties under their agreements with us or, or if they otherwise fail to meet expected deadlines, our NDA filing may not meet regulatory requirements. If the quality or accuracy of the data they obtain is compromised due to failure to adhere to clinical protocols, good clinical practices and regulatory requirements, our development activities may be extended or such failure to perform may negatively impact the quality and acceptability of the data. If any of these events occur, or we are otherwise unable to adequately demonstrate the reliability of the data from our Phase 3 results, we may not be able to obtain regulatory approval of peginesatide on a timely basis, if at all.

Results from the Trial to Reduce Cardiovascular Endpoints with Aranesp Therapy, or TREAT, heightens concerns surrounding safety of ESAs and increases the regulatory risk for peginesatide as the class faces greater scrutiny. These concerns may limit the ability to develop and obtain regulatory approval for peginesatide or to do so on a timely basis. The FDA recently announced label changes including additional boxed warnings and more conservative dosing guidelines for ESAs in the treatment of anemia in chronic kidney disease. We cannot predict what future actions the FDA may take that could affect the potential of peginesatide given the uncertain regulatory environment.

In late 2009, Amgen Inc., or Amgen, announced the results of its large, randomized, double-blind, placebo-controlled Phase 3 study of patients with chronic kidney disease (CKD) (not requiring dialysis), anemia and type-2 diabetes (TREAT). In this study, treatment of anemia with Aranesp to a target hemoglobin of 13 g/dL, which was higher than the 10 g/dL — 12 g/dL range previously approved by the FDA in the label.  Study results reportedly failed to show benefit compared to the control group with regard to composite of time to all-cause mortality or cardiovascular morbidity (including heart failure, heart attack, stroke, or hospitalization for myocardial ischemia) and a composite of time to all-cause mortality or chronic renal replacement. In addition, higher rates of stroke were reported amongst patients treated with Aranesp compared to the control group. Further, among a subgroup of patients with a history of cancer at baseline, a statistically significant increase in deaths from cancer was observed in the Aranesp treated patients compared to placebo treated patients. However, Aranesp treatment reportedly was associated with a statistically significant reduction in blood transfusions and a modest improvement in patient reported fatigue.

In January 2010, FDA officials published an editorial in the New England Journal of Medicine entitled “Erythropoiesis-Stimulating Agents—Time for a Reevaluation” and plans to convene a public advisory committee meeting to evaluate the use of ESAs in the treatment of anemia due to chronic kidney disease. The editorial noted that a number of randomized trials, including TREAT, have attempted to show that using ESAs to raise hemoglobin concentrations to higher targets improves clinical outcomes but rather have suggested the opposite. Accordingly, the article indicates that more conservative hemoglobin targets (well below 12 g/dL), more frequent hemoglobin monitoring, and more cautious dosing, should be evaluated.

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

In June 2011, the FDA cited increased risks of cardiovascular events as a basis for more conservative dosing guidelines for use of ESAs in chronic kidney disease and announced related changes to ESA labeling.  The FDA removed the prior target range of 10-12 g/dL and while separately issuing guidance for non-dialysis patients, the FDA recommended that dialysis patients initiate treatment when the hemoglobin is less than 10 g/dL and to reduce or interrupt dosing if hemoglobin level approaches or exceeds 11 g/dL. The FDA also required Amgen to conduct additional clinical trials to explore dosing strategies, including in dialysis patients to minimize hemoglobin variability, rates of change and excursions while exploring benefit.  The FDA may continue to impose further restrictions or requirements on ESAs, including on peginesatide.

The TREAT results and the FDA’s recent and potential future actions represent additional challenges to the ESAs as a class and increase the uncertainty associated with peginesatide’s regulatory approval. Even prior to these recent events, for the last several years, the FDA, the medical community, and others have recently raised significant safety concerns relating to commercially available ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. These concerns have resulted in a number of negative actions affecting the market for ESAs, including the following:

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

In 2008, these factors and the uncertain regulatory climate resulted in our and Takeda’s decision to suspend the development of peginesatide to treat chemotherapy-induced anemia. Further, in 2010, based on our discussion with the FDA, we and Takeda decided to submit an NDA for treatment of anemia in chronic kidney disease patients for dialysis patients only. These events may have a material adverse effect on our business and future financial results.

We cannot predict what further action, if any, the FDA may take, which may include, among others, additional label restrictions, the use of informed consents, further lowering or removal of target hemoglobin levels, or even the removal of indications from the label altogether. Further, regardless of whether the FDA takes additional action or not, the Centers for Medicare and Medicaid Services, or CMS, and private payors may still decide separately to lower or discontinue reimbursement as CMS has recently proposed changes and continues to evaluate reimbursement policy for ESAs.

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

Even if peginesatide receives approval by the FDA for treatment of anemia associated with chronic kidney disease in dialysis patients, the market opportunity for peginesatide may be significantly reduced as a result of the increasing controversy surrounding ESAs, the TREAT results and recent and future actions by the FDA and CMS.

Safety concerns have significantly reduced the market for ESAs in recent years. As the perception of the risks of ESA usage continues to increase with the controversy surrounding the recent TREAT results, the concerns are likely to further negatively impact the use of ESAs and the commercial potential of peginesatide. The FDA’s recent actions, including the removal of target hemoglobin ranges, may limit the use of ESAs in chronic kidney disease in dialysis patients. In addition to these recent FDA actions, CMS convened a meeting of the Medicare Evidence Development & Coverage Advisory Committee, or MedCAC, to review the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease and considered the results of the TREAT study among others. In July 2011, CMS proposed modifications to reimbursement policy for ESAs including removal of a performance measure focused on maintaining hemoglobin level above 10g/dL in dialysis patients.  These recent events and further action by FDA to continue to restrict ESA use or decrease reimbursement coverage by CMS could have a materially negative impact on the size of the ESA market in the U.S. and reduce the overall size of the market peginesatide is expected to compete in at the time of launch. Not only may a small imbalance in safety events or unfavorable signal or trend against peginesatide increase FDA approval risk or the risk of peginesatide obtaining reimbursement, but any negative perception of peginesatide’s safety relative to other ESAs could keep us from successfully commercializing peginesatide.

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

We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At June 30, 2011, we had an accumulated deficit of $411.0 million. Due to the recognition of revenues from milestone payments from our collaboration with Takeda, we were profitable for the three and six months ended June 30, 2010 and may have profitable quarters from time to time if we are successful in obtaining FDA approval for peginesatide. We continue to expect to incur substantial losses in order to complete the development and commercialization of peginesatide. Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to:

•                  complete clinical development of peginesatide;

•                  pursue approval of the NDA for peginesatide through the FDA review process, which is a lengthy and uncertain process;

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

We expect to continue to incur substantial operating losses as we pursue regulatory review and approval of the NDA, add infrastructure and operations to support commercialization of peginesatide, and potentially begin new research and development programs. Our ability to generate revenue depends heavily on our ability to successfully develop and secure regulatory approval for, and commercially launch, our product candidate, peginesatide. If due to lengthy and complicated development, clinical and regulatory requirements or any other reason, we are unable to commercialize peginesatide, we may never be able to commercialize any future product candidates.

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

In November 2010, we filed in the District Court a motion to vacate the arbitration award with respect to the ownership of the ‘078 Patent and related foreign cases.  In December 2010, J&J filed its response and requested that the court confirm the arbitration award.  In March 2011, the District Court issued its decision to vacate in part the arbitrators; award related to sole ownership by J&J of the European Patent EP96/918,317 and other foreign counterpart patents and patent applications to the ‘078 Patent.  As a consequence, the District Court remanded the issues of inventorship and ownership of such foreign patents and patent applications to the arbitration panel, which is expected to consider the matter in the second half of 2011.  The District Court denied our motion to vacate and maintained the arbitration award with respect to the sole ownership by J&J of the ‘078 Patent in the U.S. In May 2011, we filed a notice of appeal relating to the District Court’s decision as to the ‘078 Patent in the U.S. while J&J has filed an appeal relating to the foreign counterpart patents and patent applications to the ‘078 Patent.

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

Even if peginesatide is approved by the FDA for treatment of anemia associated with chronic kidney disease in dialysis patients, our commercial success depends upon attaining significant market acceptance of peginesatide among physicians, patients, health care payors and the major operators of dialysis clinics as well as reaching an agreement with one or more of such major operators of dialysis clinics.

Peginesatide has not been approved or commercialized for any indication and we are planning to pursue approval from the FDA for treatment of anemia associated with chronic kidney disease in dialysis patients. Even if approved for sale by the appropriate regulatory authorities, physicians may not prescribe peginesatide, in which case we would not generate revenue or become profitable. In particular, the therapeutic indication targeted by peginesatide has been served by our competitors’ products for many years. These products may now be said to be the standard of care, and it may be difficult to encourage healthcare providers to switch from products with which they and their patients have become comfortable.

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

Prior to this year, CMS generally reimbursed ESAs at a rate of 106% of the average ESA sales price, or ASP. This allowed the dialysis facilities to realize a profit on the purchase and administration of ESAs, which constitutes an important component of their economic viability. However, under the 2008 Medicare Legislation a new bundled payment system commenced in January 2011 for facilities that furnish renal dialysis services and home dialysis to Medicare beneficiaries with end-stage renal disease. Under the new system, CMS will make a single bundled payment to the dialysis facility for each dialysis treatment that will cover all renal dialysis services, including ESAs. The bundled payment system is undergoing further rulemaking and may create incentives for significantly lower utilization or dosing of ESAs, including peginesatide, and reduce the commercial potential for peginesatide. We cannot guarantee that peginesatide will be reimbursed by CMS in a manner that will support physician adoption. CMS held MedCAC meetings in March 2010 and January 2011 to review current ESA coverage policy based on the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease, and the role of ESAs in successful kidney transplantation, respectively. Independent of any additional action the FDA may take, CMS has proposed modifications to reimbursement policies and may take future actions that further decrease reimbursement coverage of ESA or otherwise reduce  the overall size of the market peginesatide is expected to compete in at the time of launch.

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

We anticipate that, if approved, for treatment of anemia associated with chronic kidney disease in dialysis patients, peginesatide would compete with EPOGEN and potentially Aranesp, which are both marketed by Amgen, NeoRecormon and Mircera, which are currently marketed outside the U.S. by Roche. PROCRIT, which is marketed by Ortho Biotech Products, L.P. (a subsidiary of J&J), is approved for treatment of anemia in non-dialysis patients as well as for chemotherapy induced anemia. Aranesp is approved for once-monthly dosing for treatment of anemia in non-dialysis patients in Europe. In the U.S., Amgen is reportedly in the process of seeking approval for once-monthly dosing of Aranesp for treatment of anemia in non-dialysis patients. If Amgen is successful in obtaining approval for once-monthly dosing or our competitors’ products are administered in practice on a less frequent basis than prescribed by their labels, the market for peginesatide may be decreased. In addition, Roche’s Mircera has recently launched in Europe. Mircera reportedly has greater plasma stability and is longer acting than any rEPO product that is currently on the market. As a result of the patent litigation between Roche and Amgen, Mircera has been found to infringe several U.S. patents owned by Amgen and has been enjoined from being sold in the U.S. until the expiration of these patents in mid-2014 under a limited license. If Mircera enters the U.S. market before peginesatide or upon its entry, we believe that Mircera will be in direct competition with peginesatide, and therefore could potentially limit the market for peginesatide, because of its ability to be longer acting. Other potential competitors, including FibroGen, Inc., are developing small molecules designed to promote the production of greater levels of naturally-occurring EPO in patients. The introduction of biosimilars into the ESA market, or new market entrants, could also prove to be a significant threat to us as it could not only limit the market for peginesatide, but could also drive down the price of ESAs.

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

•                  a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory requirements for approval;

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

The maintenance and successful performance of our strategic collaboration with Takeda for development of peginesatide is an important part of our business model. Our collaboration with Takeda is extremely complex particularly with respect to financial provisions, allocations of responsibilities, and the respective rights of the parties with respect to decision making. Accordingly, significant aspects of the development and commercialization of peginesatide require Takeda’s agreement or approval prior to implementation, which can cause significant delays. Further, if we are not able to reach agreement with Takeda or maintain our existing collaboration with Takeda to develop and commercialize peginesatide, our business could be severely and adversely affected. Takeda has the ability to terminate each of the collaboration agreements upon an uncured material breach by us or even in the absence of a material breach with six months notice. Currently, Takeda could provide us notice of termination of either or both of our collaboration agreements, which would likely have a material adverse effect on the advancement of our peginesatide program and our business. The suspension of the peginesatide oncology program, the impact of the Phase 3 results on the renal program particularly on the non-dialysis indication, the arbitration decision relating to the dispute with J&J and the decreased market opportunity for ESAs may increase the likelihood that Takeda terminates the collaboration or affect the resources Takeda is willing to commit to peginesatide. Through the collaboration, Takeda currently provides development and commercial funding and performs important functions, including conduct of certain clinical trials and manufacturing activities, and is expected to pay us milestone payments upon the completion of certain events, all of which would be unavailable to us in the case of an early termination of the collaboration. Even in the absence of a termination, Takeda’s failure to provide funding or perform its obligations on a timely basis may have a material adverse effect on our business and the success of peginesatide.  The recent earthquake and tsunami which occurred in Japan and their aftermath may delay or negatively impact progress of the peginesatide program and our collaboration with Takeda, which is the largest pharmaceutical company in Japan.

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

In response to the FDA’s recent black box warning and public health advisories, CMS has significantly restricted coverage of ESAs. In July 2007, CMS issued its National Coverage Decision Memorandum for Use of Erythropoiesis Stimulating Agents in Cancer and Neoplastic Conditions, or the National Coverage Decision, that determined that ESA treatment was not reasonable or necessary for certain medical conditions, including any anemia of cancer not related to cancer treatment, among others. The National Coverage Decision also established the ESA reimbursement policy for Medicare and other government beneficiaries who are treated for chemotherapy-induced anemia and contains a coverage restriction for hemoglobin levels greater than 10g/dL, which has had a material adverse effect on the use of ESAs. In July 2007, CMS also issued revisions to its reimbursement policies for the use of ESAs for end stage renal disease in cases where hemoglobin levels exceed 13 g/dL and also decreased the monthly dosing limits. In July 2008, CMS announced that ESAs are a potential topic for another National Coverage Decision citing adverse effects in cancer and chronic kidney disease patients, including dialysis patients, while noting the large costs but uncertain benefits. In March 2010, CMS convened a MedCAC meeting to review the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease and in January 2011 to review the role of ESAs in successful kidney transplantation. In July 2011, CMS proposed modifications to reimbursement policy for ESAs including removal of a performance measure focused on maintaining hemoglobin level above 10g/dL in dialysis patients. Independent of any additional action the FDA may take as to ESAs, CMS may further decrease coverage or create disincentives which could have a materially negative impact on the size of the ESA market in the U.S. and reduce the overall size of the market peginesatide is expected to compete in at the time of launch.

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

The commercial success of peginesatide depends in part on the development and marketing efforts of Takeda, over which we have limited control in the U.S. Outside of the U.S, we have even less control as Takeda holds an exclusive license and has primary responsibility for regulatory filings and approvals in such territories including in Europe and Japan along with all other development and commercialization activities. If our collaborations are unsuccessful, our ability to develop and commercialize products through our collaborations, and to generate future revenue from the sale of these products, would be significantly reduced.

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

Under our collaboration with Takeda in the U.S., we co-develop and co-commercialize peginesatide in the U.S. Because we shared responsibility with Takeda for clinical development and commercialization activities in the U.S., the conduct and success of the peginesatide program is dependent on the efforts of Takeda of which we have no control. Further, as Takeda has significant rights, responsibilities and decision making authority over commercialization of peginesatide, any failure of Takeda to act in a timely manner may delay our ability to develop peginesatide in accordance with our timelines.

Outside of the U.S., Takeda holds an exclusive license to develop and commercialize peginesatide and has primary responsibility for filing regulatory submissions and obtaining product approvals in those territories including in Europe and Japan. As a consequence, any progress and commercial success in those territories is dependent solely on Takeda’s efforts and commitment to the program. Takeda may delay, reduce or terminate development efforts relating to peginesatide, independently develop products that compete with peginesatide, or fail to commit sufficient resources to the marketing and distribution of peginesatide. Competing products or programs, either developed by Takeda or to which our collaboration partners have rights or acquire in the future, may result in our partners’ withdrawal of support for peginesatide.

In the event that Takeda fails to diligently develop or commercialize peginesatide, we may have the right to terminate our partner’s rights but we may choose not to as we will not receive any future revenue from peginesatide or even if we do, we may not be able to find another partner requiring us to commercialize peginesatide on our own, which is likely to result in significant additional expense and delay. Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of Takeda to complete its obligations under our collaboration agreements. If Takeda fails to perform in the manner we expect, our potential to develop and commercialize peginesatide and to generate future revenue would be significantly reduced. If a conflict of interest arises between us and Takeda, it may act in its own self-interest and not in the interest of our company or our stockholders. If Takeda were to breach or terminate the collaboration agreements with us or otherwise fail to perform its obligations thereunder in a timely manner, the pre-clinical or clinical development or commercialization of peginesatide could be delayed, terminated or negatively impacted.

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

The failure to obtain adequate patent protection would have a material adverse effect on us and may adversely affect our ability to enter into, or affect the terms of, any arrangement for the further development and marketing of any product. There can also be no assurance that patents owned by us will not be challenged by others. As a result of a determination in our binding arbitration that J&J owns certain intellectual property, J&J may now or in the future attempt to assert claims based upon the ‘078 Patent and other intellectual property owned by J&J. We could incur substantial costs in proceedings, including interference proceedings before the U.S. Patent and Trademark Office and comparable proceedings before similar agencies in other countries in connection with any claims that may arise in the future. These proceedings could result in adverse decisions about the patentability of our inventions and products, as well as about the enforceability, validity or scope of protection afforded by our patents.

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

The research, testing, manufacturing, selling and marketing of drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, and regulations may differ from country to country. Neither we nor Takeda is permitted to market peginesatide in the U.S. until we receive approval of our NDA from the FDA which we may never obtain. We have not received marketing approval for peginesatide or for any product approval. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve pending NDAs or supplements to approved NDAs.

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

Any regulatory approvals that we or Takeda receive for peginesatide may also be subject to limitations on the indicated uses for which the product may be marketed, or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves peginesatide, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. Our Phase 3 results may increase the risk of significant additional requirements to maintain any regulatory approval that we might receive. The subsequent discovery of previously unknown problems with the drug, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

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

The trading price of our common stock has been highly volatile. For the 52 weeks ended June 30, 2011, the closing price of our common stock ranged between a high of $8.46 per share and a low of $5.00 per share. Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•                  actual or anticipated results from, and any delays in, our development program, regulatory review and commercialization of peginesatide;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three or six months ended June 30, 2011.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are being filed as part of this report:

3.3	Amended and Restated Certificate of Incorporation (1)
3.5	Amended and Restated Bylaws (2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate (1)
4.3	Warrant to purchase shares of Series C Preferred Stock (1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)
4.5	Form of Warrant to Purchase shares of Common Stock (3)
10.45	Amendment No. 2 to Common Stock Purchase Agreement, dated as of May 2, 2011 by and between the Registrant and Azimuth Opportunity Ltd.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation
101.DEF*	XBRL Taxonomy Extension Definition

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

*             In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMAX, INC.

	By:	/s/ JOHN A. ORWIN
Dated: August 8, 2011		Chief Executive Officer and Member of the Board of Directors

	By:	/s/ HERB CROSS
Dated: August 8, 2011		Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation (1)
3.5	Amended and Restated Bylaws (2)
4.1	Reference is made to exhibits 3.3 and 3.5
4.2	Specimen Common Stock Certificate (1)
4.3	Warrant to purchase shares of Series C Preferred Stock (1)
4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)
4.5	Form of Warrant to Purchase shares of Common Stock (3)
10.45	Amendment No. 2 to Common Stock Purchase Agreement, dated as of May 2, 2011 by and between the Registrant and Azimuth Opportunity Ltd.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation
101.DEF*	XBRL Taxonomy Extension Definition

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

*             In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing