Form 10-Q
period 2011-09-30
AFFYMAX INC
filed 2011-11-09
CIK 1158223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, 35,730,339 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC

PART I—FINANCIAL INFORMATION

Item 1.                          Financial Statements

AFFYMAX, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30,
	2011	December 31,
	(Unaudited)	2010
Assets
Current assets
Cash and cash equivalents	$66,025	$63,499
Short-term investments	49,222	33,582
Receivable from Takeda	5,452	—
Deferred tax assets	438	438
Prepaid expenses and other current assets	1,753	2,023
Total current assets	122,890	99,542
Property and equipment, net	3,071	3,982
Restricted cash	1,135	1,135
Long-term investments	—	19,876
Deferred tax assets, net of current	6,802	6,802
Other assets	351	50
Total assets	$134,249	$131,387
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,579	$321
Accrued liabilities	11,359	11,594
Accrued clinical trial expenses	3,251	11,247
Payable to Takeda	—	5,958
Deferred revenue	—	18,497
Total current liabilities	17,189	47,617
Long-term income tax liability	10,378	10,249
Advance from Takeda	2,835	—
Other long-term liabilities	914	974
Total liabilities	31,316	58,840
Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock: 35,645,926 and 25,451,338 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	36	25
Additional paid-in capital	523,715	461,425
Accumulated deficit	(420,860)	(388,934)
Accumulated other comprehensive income	42	31
Total stockholders’ equity	102,933	72,547
Total liabilities and stockholders’ equity	$134,249	$131,387

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Collaboration revenue	$13,204	$16,784	$44,029	$105,771
License and royalty revenue	5	6	14	15
Total revenue	13,209	16,790	44,043	105,786
Operating expenses:
Research and development	14,863	21,118	51,606	83,120
General and administrative	8,172	7,781	24,426	25,372
Total operating expenses	23,035	28,899	76,032	108,492
Loss from operations	(9,826)	(12,109)	(31,989)	(2,706)
Interest income	45	47	136	227
Interest expense	(38)	(35)	(111)	(104)
Other income (expense), net	3	67	39	(1)
Net loss before provision for income taxes	(9,816)	(12,030)	(31,925)	(2,584)
Provision for income taxes	—	—	(1)	—
Net loss	$(9,816)	$(12,030)	$(31,926)	$(2,584)
Net loss per share:
Basic and diluted	$(0.28)	$(0.49)	$(0.98)	$(0.11)
Weighted-average number of shares used in computing basic and diluted net loss per share	35,578	24,369	32,474	24,168

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(31,926)	$(2,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,696	1,663
Amortization of discount/premium on investments	1	594
Stock-based compensation expense	7,872	8,005
Loss (gain) on disposal of property and equipment	(26)	8
Changes in operating assets and liabilities:
Receivable from Takeda	(5,452)	14,212
Income taxes receivable	—	1,443
Prepaid expenses and other current assets	270	4,121
Other assets	(301)	192
Accounts payable	2,258	1,077
Accrued liabilities	(234)	(2,944)
Accrued clinical trial expenses	(7,996)	(10,600)
Payable to Takeda	(5,958)	—
Deferred revenue	(18,496)	(40,785)
Long-term income tax liability	129	—
Advance from Takeda	2,835	—
Other long-term liabilities	(60)	(11)
Net cash used in operating activities	(55,388)	(25,609)
Cash flows from investing activities
Purchases of property and equipment	(801)	(449)
Purchases of investments	(14,215)	(110,225)
Proceeds from sales of investments	—	16,042
Proceeds from maturities of investments	18,461	51,515
Proceeds from sale of property and equipment	41	(3)
Net cash provided by (used in) investing activities	3,486	(43,120)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	438	2,242
Proceeds from issuance of common stock under employee stock purchase plan	365	628
Proceeds from common stock issued upon public offering, net of issuance cost	53,625	—
Repayment of UBS loan	—	(9,192)
Net cash provided by (used in) financing activities	54,428	(6,322)
Net increase (decrease) in cash and cash equivalents	2,526	(75,051)
Cash and cash equivalents at beginning of the period	63,499	125,296
Cash and cash equivalents at end of the period	$66,025	$50,245

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                  The Company

Affymax, Inc., a Delaware corporation, was incorporated on July 20, 2001. We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. We completed Phase 3 clinical trials of our product candidate, peginesatide (Hematide™), to treat anemia associated with chronic kidney disease in early 2010.  In May 2011, we submitted our New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, seeking approval for peginesatide to treat adult dialysis patients with anemia associated with chronic kidney disease.  Our NDA is currently under review with the FDA, with an action date of March 27, 2012 under the Prescription Drug User Fee Act.  Peginesatide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells.

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

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments. At each balance sheet date presented, our accumulated other comprehensive income (loss) consists solely of unrealized gains and losses on investments. Comprehensive loss for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(9,816)	$(12,030)	$(31,926)	$(2,584)
Increase (decrease) in unrealized gains (losses) on investments	(28)	28	11	129
Comprehensive loss	$(9,844)	$(12,002)	$(31,915)	$(2,455)

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

We have experienced significant operating losses since inception. At September 30, 2011, we had an accumulated deficit of $420.9 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of equity securities, upfront license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs  under our collaboration agreements with Takeda Pharmaceutical Company Limited, or Takeda, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property.  We expect to incur substantial losses in the future and may need to obtain additional financing in order to complete the development and commercialization of peginesatide. There can be no assurance that such financing will be available or will be at terms acceptable to us.

As of September 30, 2011, we have an accounts receivable balance with Takeda of $5.5 million under the terms of our two separate collaboration agreements, or together, the Arrangement, with Takeda.  This receivable was comprised of the amounts due from Takeda for the reimbursement of development and commercial expenses we incurred during the third quarter of 2011 partially offset by amounts due to Takeda for reimbursement of development and commercial expenses they incurred during the same quarter.   As of December 31, 2010, we had an accounts payable balance due to Takeda of $6.0 million under the Arrangement.  This balance due to Takeda was primarily due to a change in estimate to our clinical trial accrual and related expense in the fourth quarter of 2010, partially offset by amounts due from Takeda for the reimbursement of development and commercial expenses we incurred.  We have not experienced any credit losses from our Arrangement with Takeda and do not expect any.  We do not require collateral on our receivable.

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

Revenue Recognition

Collaboration Revenue

We recognize revenue in accordance with the SEC Staff Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 and Accounting Standards Codification, or ASC, 605-25, Multiple Element Arrangements.  When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in the authoritative guidance for revenue arrangements with multiple deliverables. Application of this guidance requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

On January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements. This update amends the guidance on accounting for arrangements with multiple deliverables to require that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting.  This determination is generally based on whether the deliverable has stand-alone value to the customer.  This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting.  The selling price used for each unit of accounting will be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.  We may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and the estimated selling price of identified units of accounting for new agreements.  The adoption of ASU No.2009-13 did not impact our financial position or results of operations as of and for the nine month period ended September 30, 2011. The potential future impact of the adoption of this update will depend on the nature of any new arrangements or material modifications of existing arrangements that we enter into in the future.

During the development period under the Arrangement, which ended in May 2011, upon submission of our NDA to the FDA, we recognized collaboration revenue using Contingency Adjusted Performance Model, or CAPM. Under CAPM, revenue was eligible for recognition in the period the payment was earned under the Arrangement including amounts that were either received or due from Takeda. Revenue initially recognized was based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment was earned in relation to the total projected development period. The remaining portion of the payment was then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement.  Payments during the development period included amounts due for upfront license fees, milestone payments earned, purchases of active pharmaceutical ingredient or API and reimbursement of development expenses.  Our obligations under the agreement consisted primarily of  actively developing our product candidate, peginesatide, for the treatment of anemia for chronic kidney disease through the end of the development period which occurred upon our submission of our NDA.

Beginning in June 2011, we have moved into the commercialization period as defined under our Arrangement with Takeda. Per the Arrangement, this includes all activities undertaken before and after regulatory approval relating specifically to pre-marketing, launch, promotions, marketing, sale and distribution of peginesatide.  Prior to approval of the product and commencement of profit sharing payments, our primary source of revenue in the commercialization period will likely consist of reimbursement of ongoing efforts related to regulatory activities for FDA approval of peginesatide and commercial activities in preparation of the launch of our product.   The Arrangement provides us with multiple payment streams, including reimbursement of third party development and commercialization expenses, reimbursement of expenses for full-time employee equivalent or FTE services related to commercialization (which commenced on July 1 2011), the potential to earn at risk milestone payments upon achievement of contractual criteria and profit sharing payments subsequent to product launch if approved.  During the commercialization period, our obligations include ongoing regulatory work to obtain FDA approval and commercial efforts related to our product launch.

Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the period that we remain obligated to perform services. The specific methodology for the recognition of the revenue (e.g., straight-line or according to specific performance criteria) is determined on a case-by-case basis according to the facts and circumstances applicable in the Arrangement.

During the commercialization period of the Arrangement, for each source of collaboration revenue, we apply the following revenue recognition criteria:

•                  Revenues related to reimbursement by Takeda of third-party development expenses (70/30 split per the Arrangement) and commercial expenses (shared equally 50/50 per the Arrangement) are recognized as revenue, in the period incurred.

•                  Revenues related to reimbursement of costs of FTEs engaged in commercial activities are recognized as revenue in the period incurred. Such reimbursement is based on contractually negotiated reimbursement rates for each FTE as specified in the Arrangement.

•                  Revenue resulting from a milestone payment that is contingent upon the achievement of a substantive event or milestone is recognized in its entirety in the period in which the milestone is achieved and collectability is assured. A milestone is an event (i) that can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the Arrangement is entered into that the event will be achieved and (iii) results in additional payments being due to us. Milestones are considered substantive when the consideration earned from the achievement of the milestone (i) is commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance; (ii) relates solely to past performance and (iii) is reasonable relative to all deliverable and payment terms in the Arrangement.

•                  Other payments received, such as payments due under the launch allowance (see Note 8 in the Notes to Condensed Financial Statements), for which such payments are contingent solely upon future events are recognized as revenue when earned in accordance with the contract terms and when such payments can be reasonably estimated and collectability is reasonably assured.

We account for milestones under ASU 2010-17, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which we believe is more consistent with the substance of our performance under our collaboration agreement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement.

License and Royalty Revenue

Royalties are recognized as earned in accordance with contract terms, when third party results are reported and collectability is reasonably assured.  Royalties received under agreements that were acquired by us in the 2001 spin out from GlaxoSmithKline, or Glaxo, are recorded net of the 50% that we are required to remit to Glaxo.

Clinical Trial Expense and Accruals

We record expense for estimated clinical study external costs, which until 2011, were a significant component of research and development, or R&D, expense. These clinical trial costs were $(1.1) million and $3.1 million during the three months ended September 30, 2011 and 2010, respectively, and $0.3 million and $26.3 million for the nine months ended September 30, 2011 and 2010, respectively. Clinical trials are administered by clinical research organizations, or CROs. CROs typically perform most of the total start-up activities for the trials, including document preparation, site identification pre-study visits, training as well as on-going program management. For the Phase 3 studies, which represented the vast majority of the clinical trial expense, the expense recorded is based on reporting received from CROs and internal analyses. We accrue costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is based on internal estimates of activities using patient enrollment and contractual or estimated rates. For the Phase 2 studies, the expense is activities-based such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred. For all studies, CRO reporting is reviewed by us for appropriateness.

During Q3 2011 we have been working with our CROs on final close-out activities regarding site billings for investigator grants on our Phase 3 trials.  We recently received notification from one of our CROs that they had completed their close-out work and they provided the final amounts due relating to work performed on our Phase 3 studies for which they were responsible.  As a result of this new information, we recorded a change in estimate to decrease our clinical trial accruals for these trials.  As a result, we reversed $1.4 million of clinical trial accrual in the third quarter of 2011.  In addition, as a result of the conclusion of negotiations with our CROs on various billing disputes, we further reduced our clinical trial accrual by $0.7 million as the ultimate settlement was more favorable than our initial estimates. The aggregate change in estimate during the period decreased expense by $2.1 million for the three months ended September 30, 2011.

Additional changes in estimate or adjustments may result as the final trial close-out audits and fee negotiations are completed relating to our clinical trials which could impact R&D expense, collaboration revenues and amounts due to or from Takeda in subsequent periods.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board or FASB, issued ASU No. 2011-05, which is an update to Topic 220, Presentation Of Comprehensive Income. This update amends current comprehensive income guidance and eliminates the option of presenting the components of other comprehensive income as part of the statement of stockholders’ equity.  This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance was originally proposed to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied retrospectively. In October 2011, the FASB proposed to defer the effective date of certain provisions in the guidance related to the presentation of reclassification adjustments. No effective date has been announced. As ASU No. 2011-05 relates only to the presentation of comprehensive income, we do not expect that the adoption of this update will have a material effect on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, which is an update to Topic 820, Fair Value Measurement. This update establishes common requirements for measuring fair value and related disclosures in accordance with GAAP and international financial reporting standards. This amendment did not require additional fair value measurements. ASU No. 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. We do not believe there will be a significant impact on our financial statements from the adoption of ASU No. 2011-04

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(9,816)	$(12,030)	$(31,926)	$(2,584)
Denominator:
Weighted-average shares outstanding used in computing basic and diluted net loss per share	35,578	24,369	32,474	24,168
Basic and diluted net loss per share	$(0.28)	$(0.49)	$(0.98)	$(0.11)

The following shares were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options to purchase common stock	4,233	3,873	4,233	3,873
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	100	34	100	34
Restricted stock units	375	509	375	509
Warrants to purchase common stock	426	426	426	426

3.                 Stock-Based Compensation

During the quarter ended September 30, 2011, we granted 403,124 stock options and 113,356 RSUs to our employees and board of directors with a weighted average grant date fair value of $4.44 and $7.04 per share, respectively.  The stock options generally vest over a four year period and the RSUs vest annually over a three year period.

We measure and recognize all stock-based compensation expense under the authoritative guidance for share-based payments.

Stock-based compensation was recorded in the condensed statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$1,025	$1,313	$3,668	$2,969
General and administrative	1,186	1,864	4,204	5,036
Total	$2,211	$3,177	$7,872	$8,005

Included in the amounts in the table above for the nine months ended September 30, 2011 are compensation costs related to the January 31, 2011 resignation of our former Chief Executive Officer, Arlene M. Morris. Under the terms of Ms. Morris’ separation agreement, consistent with her 2008 employment agreement, she has a post-termination exercise period for vested stock options ending on the earlier of one year following the date of termination or the expiration of the option. As part of the separation agreement, Ms. Morris is obligated to provide consulting services through September 30, 2011.  Effective upon her resignation, Ms. Morris’ status changed from an employee to a consultant and her options and awards continued to vest until the end of her consulting arrangement in September 2011.  In accordance with ASC 718, Shared Based Payments, we recorded $268,000 of stock-based compensation expense related to her separation and consulting arrangement during the quarter ended March 31, 2011.  Given the nature of the consulting agreement, all costs were accrued and expensed in the quarter ended March 31, 2011.

In March 2011, our board of directors approved an amendment to our 2006 Equity Incentive Plan to extend the post-termination exercise period from 90 days to two years for non-employee board members’ options vested as of such director’s termination date. No other terms of the awards were modified. This amendment applies to all existing and future option grants to non-employee board members.

As of September 30, 2011, unrecognized compensation costs related to employee and director stock options and restricted stock units totaled $16.0 million. The cost is expected to be recognized over a weighted-average amortization period of 2.7 years.

4.                 Investments

The following is a summary of our available-for-sale marketable securities (in thousands):

	As of September 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$996	$—	$—	$—	$996
Government securities	48,183	43	—	—	48,226
Total short-term investments	$49,179	$43	$—	$—	$49,222
Long-term investments:
Government securities	$—	$—	$—	$—	$—
Total long-term investments	$—	$—	$—	$—	$—

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$1,448	$—	$—	$—	$1,448
Government securities	32,080	58	(4)	—	32,134
Total short-term investments	$33,528	$58	$(4)	$—	$33,582
Long-term investments:
Government securities	$19,899	$5	$(28)	$—	$19,876
Total long-term investments	$19,899	$5	$(28)	$—	$19,876

Investments held at September 30, 2011 mature between October 2011 and August 2012.

5.                 Fair Value Measurements

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

The following table presents our investments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of September 30, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$51,494	$50,249	$1,245	$—
Short-term investments:
Certificates of deposit	$996	$—	$996	$—
Government securities	48,226	—	48,226	—
Total short-term investments	$49,222	$—	$49,222	$—
Long-term investments:
Government securities	$—	$—	$—	$—
Total long-term investments	$—	$—	$—	$—

	As of December 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$61,096	$59,353	$1,743	$—
Short-term investments:
Certificates of deposit	$1,448	$—	$1,448	$—
Government securities	32,134	—	32,134	—
Total short-term investments	$33,582	$—	$33,582	$—
Long-term investments:
Government securities	$19,876	$—	$19,876	$—
Total long-term investments	$19,876	$—	$19,876	$—

We held investments in auction rate securities or ARS and UBS AG of Series C-2 ARS Rights, or ARS Rights during the quarter ended June 30, 2010, which were classified within Level 3 of the fair value hierarchy because of the lack of observable inputs. The valuation technique we used to measure fair value of our Level 3 ARS and ARS Rights was an income approach and we used a discounted cash flow analysis.  As of September 30, 2011 and December 31, 2010, we no longer hold ARS or ARS Rights as these investments were fully redeemed or sold in 2010.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of the period	$—	$17,883
Included in net loss	—	695
Total realized loss related to ARS
Included in net loss	—	(158)
Total realized losses related to ARS Rights included in net loss	—	(604)
Settlements	—	(17,816)
Balance at end of the period	$—	$—

Upon the sale and redemptions of our ARS during 2010, we recognized a realized loss of $158,000 for the nine months ended September 20, 2010.  The fair value of our ARS Rights was decreased by $604,000 for the nine months ended September 30, 2010 and this reduction was recorded as a charge to other income (expense), net.   We also reversed other-than-temporary impairment charges of $695,000 during that period.

6.                UBS Loan

In connection with the settlement with UBS AG relating to our ARS, we entered into a loan agreement with UBS Financial Services, Inc., an affiliate of UBS AG, and we obtained a loan of approximately $9.2 million in December 2009.  This “no net cost” loan bore interest at a rate not to exceed the average rate of interest paid on the pledged ARS. For the three and nine months ended September 30, 2010, we paid $2,000 and $56,000 of interest expense associated with the loan, respectively and received $6,000 and $150,000 in interest income from the collateralized ARS, respectively. As required by UBS, for the nine months ended September 30, 2010, we applied the net interest earned of $94,000 and $9.1 million from the sales and redemptions of ARS to the principal of the loan. As part of our redemption of ARS Rights in July 2010, we repaid our outstanding loan balance.

7.                 Commitments and Contingencies

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

In March 2011, the District Court issued its decision to vacate in part the arbitrators’ award relating to sole ownership by J&J of the European Patent EP96/918,317 and other foreign counterpart patents and patent applications to the ‘078 Patent. As a consequence, the District Court remanded the issues of inventorship and ownership of such foreign patents and patent applications to the arbitration panel. The District Court denied our motion to vacate in part and maintained the arbitration award with respect to the sole ownership by J&J of the ‘078 Patent in the U.S. In May 2011, we filed a notice of appeal relating to the District Court’s decision as to the ‘078 Patent in the U.S. which remains pending with the Court of Appeals for the Federal Circuit. Concurrently, J&J filed an appeal with the Seventh Circuit Court of Appeals, and in October 2011, the Seventh Circuit Court reversed the District Court with the result that it remanded with instruction to confirm the arbitration award in full and set forth its view that the Court of Appeals for the Federal Circuit lacked jurisdiction.

In November 2011, we entered into a settlement agreement with J&J. or Settlement Agreement, under which we obtain a non-exclusive license to the intellectual property in dispute, a covenant not to sue and a release of all claims associated with the arbitration and dispute. The Settlement Agreement also provides for the dismissal of all pending proceedings.

The Settlement Agreement provides for upfront payments by us to J&J of $6 million within 30 days of execution thereof, $2 million by June 30, 2012, a $2.5 million milestone payment upon FDA regulatory approval of peginesatide, and a $2.5 million milestone payment upon regulatory approval of peginesatide in the first major European country. In addition, we pay royalties to J&J on sales of peginesatide in Europe, Japan and certain other countries outside of the United States until mid-2016.

Concurrent with the execution of the Settlement Agreement, we and Takeda entered into an amendment to the Arrangement in connection with the above settlement payments to J&J, pursuant to which Takeda will reimburse us up to 50% of upfront and milestone payments to J&J or $6.5 million in total contingent upon the accomplishment of certain milestones related to peginesatide regulatory approvals and commercial events. We are solely responsible for the royalty payment to J&J.

8.                 Development and Commercialization Agreements with Takeda

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

In February 2006, we granted an exclusive license to Takeda for development and commercialization of peginesatide in Japan. Pursuant to this agreement, Takeda has paid us approximately $42 million to date, consisting of $17 million in upfront licensing fees, approximately $10 million for the purchase of equity, a $10 million cash milestone payment for the completion of the first Phase 1 trial of peginesatide in Japan, and in March 2010, a $5 million cash milestone payment for the initiation of Phase 3 trial of peginesatide in Japan. In the event of Takeda’s successful achievement of clinical development and regulatory milestones, we would be eligible to receive from Takeda up to an additional aggregate of $33 million relating to the renal program. Takeda is responsible for all development and commercialization costs in Japan and will purchase the API for peginesatide from us.  In the event peginesatide is approved and launched in Japan, we would receive a royalty from Takeda on peginesatide sales in Japan.

In June 2006, we expanded our collaboration with Takeda to develop and commercialize peginesatide worldwide, which includes the co-development and co-commercialization of peginesatide in the U.S. Takeda received an exclusive license to develop and commercialize peginesatide outside of the U.S. During the development period of the collaboration, beginning January 1, 2007, Takeda was responsible for the first $50 million of third party expenses related to development in pursuit of U.S. regulatory approval of peginesatide, which was fully utilized through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses while we have been responsible for 30% of third party expenses. We retain responsibility for 100% of our internal development expenses, most notably employee-related expenses.

During the commercialization period, which commenced upon submission of our NDA to the FDA, Takeda will continue to bear responsibility for 70% of all third-party expenses related to U.S. development and 50% of all third party expenses related to the commercialization of peginesatide in the U.S.  However, during the commercialization period, certain internal employee-related expenses supporting preparation for commercialization of peginesatide in the U.S. are also shared equally.  By mutual agreement of the parties, the equal sharing of certain FTE expenses commenced July 1, 2011.

Per the terms of the Arrangement, we are also entitled to a launch allowance to help fund the initial costs associated with preparing to launch the product in the U.S.   Under the terms of the launch allowance, Takeda is responsible for 100% of the first $20 million of U.S. commercial expenses, whether third-party costs or employee-related expenses, as opposed to the 50% for which they would otherwise be responsible.  The costs that they bear on our behalf (up to $10 million) as a result of this launch allowance is non-refundable; however, in the event the product is approved for sale in the U.S., Takeda is entitled to deduct up to 8% of net sales from the profit share each period until they have recouped an amount equal to $11 million.  As a result of the potential reductions in profit sharing post-launch stemming from the launch allowance, we have reflected amounts we receive under the terms of the launch allowance as a liability on our condensed balance sheets.  As of September 30, 2011, we have received $2.8 million of benefit as a result of the launch allowance, which is reflected in the caption “Advance from Takeda” in the condensed balance sheets.  In the event our product is ultimately approved, we would expect to recognize the amounts being deferred as collaboration revenue as Takeda takes deductions from net sales in recoupment of the launch allowance.

Under the June 2006 agreement, Takeda paid us an upfront license fee of $105 million, and we have received milestone payments upon completion of database lock of the Phase 3 clinical trials of $30 million for dialysis and non-dialysis.  In addition, we earned a $10 million milestone in July 2011, as a result of the FDA acceptance for review of our NDA, which was deemed to be at risk and recognized immediately upon achievement of the milestone.  Further, upon the successful achievement of clinical development and regulatory milestones, we are eligible to receive from Takeda an additional aggregate of $75 million relating to the renal program, including a $50 million milestone payment upon approval by the FDA in the dialysis indication. We and Takeda will share equally in the net profits and losses of peginesatide in the U.S., which include expenses related to the marketing and launch of peginesatide.

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

Takeda will have primary responsibility and bear all costs for peginesatide clinical development in support of regulatory approval and commercialization activities for all territories outside the U.S either directly or through sublicensees and will pay us a variable royalty based on annual net sales of peginesatide outside the U.S.

We are also responsible for the manufacture and supply of all quantities of API to be used in the development and commercialization of peginesatide worldwide. Takeda is responsible for the fill and finish steps in the manufacture of peginesatide worldwide.

We and Takeda will jointly develop the initial commercial marketing plan for peginesatide in the U.S. pursuant to which we and Takeda will divide peginesatide promotional responsibilities in the U.S. We and Takeda will jointly decide on promotional responsibility for markets outside of these initial indications if any.

Under the February 2006 agreement, Takeda also obtained a right of first negotiation to certain backup products for peginesatide developed by us or our third party partners. Specifically, during the first 10 years of the agreement, if we or third party partners develop a product that advances to Phase 2 clinical trials and competes with peginesatide in the renal or oncology indications, we are obligated to offer to Takeda the right to develop and commercialize such product in Japan before offering the product opportunity in Japan to any other third party.

We recognized $13.2 million and $16.8 million of collaboration revenue in the quarters ended September 30, 2011 and 2010, respectively and $44.0 million and $105.8 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, we have a net receivable balance from Takeda of $5.5 million that is reflected on the accompanying condensed balance sheet under the caption Receivable from Takeda.

In July 2011, as a result of the FDA acceptance of our NDA for review, we earned a $10 million milestone payment from Takeda which we recorded as collaboration revenue during the quarter ended September 30, 2011.  Going forward, we expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.  We do not expect to recognize any revenue related to commercial product sales under our Arrangement with Takeda, and do not expect to recognize any product profit sharing until after the product is approved by the FDA.

In November 2011, as contemplated under our Arrangement, we and Takeda executed a Commercial API Supply Agreement which formalizes our respective responsibilities as it relates to the manufacture of peginesatide API by Affymax and the purchase of that API by Takeda for commercial manufacturing and sales of the product.  Under the terms of the Commercial API Supply Agreement, Takeda has agreed to pay an aggregate of $10.8 million in deposits against API shipments of existing inventory to be delivered by Affymax to Takeda, $7.2 million of which is payable in the fourth quarter of 2011.

In November 2011, concurrent with the execution of the Settlement Agreement, we and Takeda entered into an amendment to the Arrangement in connection with the above settlement payments to J&J, pursuant to which Takeda will reimburse us up to 50% of upfront and milestone payments to J&J or $6.5 million in total contingent upon the accomplishment of certain milestones related to peginesatide regulatory approvals and commercial events.

9.             Public Stock Offering

In March 2011, we completed the issuance and sale to the public of an aggregate of 9,745,762 shares of our common stock, par value $0.001 per share at $5.90 per share. We received net proceeds of approximately $53.6 million, after deducting underwriting discounts and commissions and offering expenses.

10.          Restructuring Charge

As a result of the May 2010 amendment to our operating lease, we took possession of approximately 16,000 square feet of additional office space adjacent to our corporate headquarters in Palo Alto, California in May 2011.  During the quarter ended June 30, 2011, management concluded that we would not occupy this additional office space, and we are actively seeking to sublease this space.  Given these plans and the fact that this space is adequately separable from our existing facilities, in the second quarter of 2011 we recorded a restructuring charge of $659,000, which represents the present value of the estimated future facility costs for which we will obtain no future economic benefit over the term of our lease, net of estimated future sublease income. The initial $659,000 charge, as well as $16,000 of accretion was recorded during the quarter ended June 30, 2011 in general and administrative or G&A expenses in the condensed statement of operations.

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

In August 2011, we initiated a restructuring plan to lower annual operating expenses that included a planned reduction in force of 22 positions.  As a result, we recorded a restructuring charge in the quarter ended September 30, 2011 of $698,000 related to severance and benefits, of which $655,000 was reflected as R&D expense and $43,000 as G&A expense in the condensed statement of operations.

The following table summarizes the accrual balance and utilization by type for the restructuring (in thousands):

	Facilities Related	Employee Related	Total
Balance as of June 30, 2011	$569	$—	$569
Restructuring charges accrued	—	698	698
Cash payments	(163)	(475)	(638)
Accretion	20	—	20
Balance at September 30, 2011	426	223	649
Less Current Portion	265	223	488
Long-term portion as of September 30, 2011	$161	$—	$161

The current portion of the total restructuring accrual balance is included in the caption “Accrued liabilities” and the non-current portion is included in the caption “Other long-term liabilities” in the condensed balance sheets.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2010 and our unaudited condensed financial statements for the nine month period ended September 30, 2011.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend”, “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, but are not limited to, statements regarding the timing, design and results of our clinical trials and drug development program and registration strategy, our ability to obtain and maintain regulatory approval of peginesatide (Hematide™) and any other product candidates we pursue, the continuation and success of our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, collaboration revenue and payment streams during the commercialization period, including reimbursements of third party commercialization expenses, under our agreements with Takeda, the timing and likelihood of the commercialization of peginesatide and the size and potential of the commercial opportunity.  These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q under Item 1A “Risk Factors,” including risks relating to the approvability and comprehensiveness of the new drug application, risks relating to timing of and regulatory requirements for approvals, including the U.S. Food and Drug Administration’s, or FDA’s, interpretation and evaluation of the data from the Phase 3 studies of peginesatide, in particular with respect to the secondary analyses in the non-dialysis population, risks relating to data quality and integrity particularly in non-inferiority designed trials, risks related to the continued safety and efficacy of peginesatide in clinical development, the potential for once per month dosing and room temperature stability, the timing of patient accrual in ongoing and planned clinical trials, regulatory requirements and approvals, research and development efforts, the factors affecting the commercial potential of peginesatide, industry and competitive environment, controversy surrounding the class of erythropoiesis stimulating agents, reimbursement coverage, intellectual property rights and disputes and potential costs, disruptions and consequences of litigation, financing requirements and ability to access capital, and other matters.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. The New Drug Application, or NDA, for our product candidate, peginesatide for treatment of adult dialysis patients with anemia associated with chronic kidney disease is currently under review by the FDA.  Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic kidney disease, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may lead to chronic fatigue or increase the risk of other diseases or death. Currently recombinant EPO, or rEPO, is used to manage the anemia of dialysis, non-dialysis and cancer patients. Peginesatide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Peginesatide is designed to be longer acting than currently marketed ESAs in the U.S. and therefore has the potential to offer reduced cost and complexity for healthcare providers.

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

In October 2010, we met with the FDA to discuss the regulatory path for peginesatide based on the initial analysis of the Phase 3 data.  Based on these discussions with the FDA, we submitted a  NDA, to the FDA, for treatment of anemia in chronic kidney disease patients on dialysis in May 2011.  In July 2011, the FDA accepted our submission and filed the NDA for review, with an action date of March 27, 2012 under the Prescription Drug User Fee Act.

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

Effective January 31, 2011, our former Chief Executive Officer, Arlene M. Morris, resigned from her position as well as from our board of directors. As part of her separation agreement, Ms. Morris was obligated to provide consulting services through September 30, 2011.  Under the terms of her severance arrangement, she received severance benefits in the form of cash, reimbursement of COBRA premiums, continued vesting of existing stock-based awards until September 30, 2011, and additional time to exercise vested stock-based awards after September 30, 2011. We recorded $935,000 of expense in the quarter ended March 31, 2011 related to the severance and consulting arrangement with Ms. Morris. Given the nature of the consulting arrangement, all costs were accrued and expensed in the quarter ended March 31, 2011.

In March 2011, we sold an aggregate of 9,745,762 shares of our common stock to the public at $5.90 per share. We received net proceeds of approximately $53.6 million, after deducting underwriting discounts and commissions and offering expenses.

To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and active pharmaceutical ingredient, or API, production, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. As of September 30, 2011, we had an accumulated deficit of $420.9 million. Due to the recognition of revenues from milestone payments from our collaboration with Takeda, or the Arrangement, we were profitable in the three and six months ended June 30, 2010 and may have profitable quarters from time to time if we are successful in obtaining FDA approval for peginesatide. We continue to expect to incur substantial losses in order to complete the development and commercialization of peginesatide.

We believe that our existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least the next 12 months. However, further challenges or delays to approval and commercialization of peginesatide may require us to raise additional funding to complete the development and commercialization of peginesatide. Since the announcement of our Phase 3 data in late June 2010 and the arbitration decision in October 2010, we have experienced a severe decline in our stock price, which has impaired our ability to access capital on potentially favorable terms. In contrast, our funding needs have only increased as the peginesatide development program has suffered delays, the potential loss of milestone payments from Takeda associated with the non-dialysis indication and the potential for future legal proceedings and costs.  There can be no assurance we can raise the additional funds to support our continuing operations and maintain current regulatory timelines, and funding may not be available to us on acceptable terms, or at all.  Our failure to raise capital if and when needed may harm our business and operating results.

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

Our critical accounting policies and the use of estimates are consistent with those noted in our Annual Report on Form 10-K for the year ended December 31, 2010 except as noted below:

Revenue recognition

Collaboration Revenue

We recognize revenue in accordance with the Securities and Exchange Commission, or SEC, Staff Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 and Accounting Standards Codification 605-25, Multiple Element Arrangements.  When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in the authoritative guidance for revenue arrangements with multiple deliverables. Application of this guidance requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

On January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements. This update amends the guidance on accounting for arrangements with multiple deliverables to require that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting.  This determination is generally based on whether the deliverable has stand-alone value to the customer.  This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting.  The selling price used for each unit of accounting will be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.  We may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and the estimated selling price of identified units of accounting for new agreements.  The adoption of ASU No.2009-13 did not impact our financial position or results of operations as of and for the nine month period ended September 30, 2011. The potential future impact of the adoption of this update will depend on the nature of any new arrangements or material modifications of existing arrangements that we enter into in the future.

During the development period under the Arrangement, which ended in May 2011 upon submission of our NDA to the FDA, we recognized collaboration revenue using Contingency Adjusted Performance Model, or CAPM. Under CAPM, revenue is eligible for recognition in the period the payment is earned under the Arrangement including amounts that are either received or due from Takeda. Revenue initially recognized is based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment is earned in relation to the total projected development period. The remaining portion of the payment is then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement.  Payments during the development period included amounts due for upfront license fees, milestone payments earned, purchases of API and reimbursement of development expenses.  In exchange for these payments, we continued to actively develop our compound for the treatment of anemia for chronic kidney disease through the end of the development period which occurred upon our submission of our NDA,

Beginning in June 2011, we have moved into the commercialization period as defined under our Arrangement with Takeda.  Per the Arrangement, this includes all activities undertaken before and after regulatory approval relating specifically to pre-marketing, launch, promotions, marketing, sale and distribution of peginesatide. Prior to approval of the product and commencement of profit sharing payments, our primary source of revenue during the commercialization period will likely consists of reimbursement of ongoing development efforts related to regulatory activities for FDA approval of peginesatide and commercial activities in preparation of the launch of our product. The Arrangement provides us with multiple payment streams, including reimbursement of third party development and commercialization expenses, reimbursement of expenses for full-time employee equivalent or FTE services related to commercialization (which commenced on July 1, 2011) and the potential to earn at risk milestone payments upon achievement of contractual criteria.  During the commercialization period, our obligations include ongoing regulatory work to obtain FDA approval and commercial efforts related to our product launch.

Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the period that we remain obligated to perform services. The specific methodology for the recognition of the revenue (e.g., straight-line or according to specific performance criteria) is determined on a case-by-case basis according to the facts and circumstances applicable in the Arrangement.

During the commercialization period of the Arrangement, for each source of collaboration revenue, we apply the following revenue recognition criteria:

•                  Revenues related to reimbursements by Takeda of third-party development expenses (70/30 split per the Arrangement) and commercial expenses (shared equally 50/50 per the Arrangement) are recognized as revenue, in the period incurred.

•                  Revenues related to reimbursement of costs of FTEs engaged in commercial activities are recognized as revenue in the period incurred. Such reimbursement is based on contractually negotiated reimbursement rates for each FTE as specified in the Arrangement.

•                  Revenue resulting from a milestone payment that is contingent upon the achievement of a substantive scientific or regulatory event or milestone is recognized in its entirety in the period in which the milestone is achieved and collectability is assured. A milestone is an event (i) that can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the Arrangement is entered into that the event will be achieved and (iii) results in additional payments being due to us. Milestones are considered substantive when the consideration earned from the achievement of the milestone (i) is commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance; (ii) relates solely to past performance and (iii) is reasonable relative to all deliverable and payment terms in the Arrangement.

•                  Other payments received, such as payments due under the launch allowance (see Note 8 in the Notes to Condensed Financial Statements), for which such payments are contingent solely upon future events are recognized as revenue when earned in accordance with the contract terms and when such payments can be reasonably estimated and collectability is reasonably assured.

We account for milestones under ASU 2010-17, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which we believe is more consistent with the substance of our performance under our collaboration agreement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement.

Clinical Trial Expense and Accruals

We record expense for estimated clinical study external costs, which until 2011, were a significant component of research and development, or R&D, expense. These clinical trial costs were $(1.1) million and $3.1 million during the three months ended September 30, 2011 and 2010, respectively, and $0.3 million and $26.3 million for the nine months ended September 30, 2011 and 2010, respectively. Clinical trials are administered by clinical research organizations, or CROs. CROs typically perform most of the total start-up activities for the trials, including document preparation, site identification pre-study visits, training as well as on-going program management. For the Phase 3 studies, which represented the vast majority of the clinical trial expense, the expense recorded is based on reporting received from CROs and internal analyses. We accrue costs for work performed by CROs based on the achievement of contracted activities during the period. Expense for investigator fees, which include patient costs, is based on internal estimates of activities using patient enrollment and contractual or estimated rates. For the Phase 2 studies, the expense is activities-based such as patient monitoring as reported by the CROs and achievement of milestones. Other costs such as testing and drug materials are expensed as incurred. For all studies, CRO reporting is reviewed by us for appropriateness.

During Q3 2011 we have been working with our CROs on final close-out activities regarding site billings for investigator grants on our Phase 3 trials.  We recently received notification from one of our CROs that they had completed their close-out work and they provided the final amounts due relating to work performed on our Phase 3 studies for which they were responsible.  As a result of this new information, we recorded a change in estimate to decrease our clinical trial accruals for these trials.  As a result, we reversed $1.4 million of clinical trial accrual in the third quarter of 2011.  In addition, as a result of the conclusion of negotiations with our CROs on various billing disputes, we further reduced our clinical trial accrual by $0.7 million as the ultimate settlement was more favorable than our initial estimates.  The aggregate change in estimate during the period decreased expense by $2.1 million for the three months ended September 30, 2011.

Additional changes in estimate or adjustments may result as the final trial close-out audits and fee negotiations are completed relating to our clinical trials which could impact R&D expense, collaboration revenues and amounts due to or from Takeda in subsequent periods.

Results of Operations

Revenue

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	($ amounts in thousands)
Collaboration revenue	$13,204	$16,784	(21)%	$44,029	$105,771	(58)%
License and royalty revenue	5	6	(17)%	14	15	(7)%
Total revenue	$13,209	$16,790	(21)%	$44,043	$105,786	(58)%

We recognized $13.2 million and $16.8 million of collaboration revenue during the three months ended September 30, 2011 and 2010, respectively and $44.0 million and $105.8 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in collaboration revenue for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 was due to a reduction in the amounts eligible for reimbursement under our collaboration arrangement with Takeda as we completed our Phase 3 clinical trials in early 2010.  In addition, we received a $5 million milestone payment from Takeda for the initiation of Japan’s Phase 3 renal indication in March 2010 and $30 million in milestone payments for the database lock of our non-dialysis and dialysis Phase 3 trials in the second quarter of 2010.  During the nine months ended September 30, 2011, we received a $10 million cash milestone payment from Takeda for acceptance for review of our NDA by the FDA in the third quarter of 2011. We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	($ amounts in thousands)
Research and development expenses	$14,863	$21,118	(30)%	$51,606	$83,120	(38)%

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

The decrease in research and development expenses for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 was primarily due to a change in estimate of our clinical trial accrual and corresponding expense related to final close-out activities with one of our CROs as well as reduced CRO and investigative site costs as a result of the completion of the treatment and follow up of our Phase 3 clinical trials in early 2010.  This was partially offset by $655,000 in employee-related restructuring costs recorded in the third quarter of 2011 related to a reduction in force.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	($ amounts in thousands)
General and administrative expenses	$8,172	$7,781	5%	$24,426	$25,372	(4)%

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, accounting, business development, information technology, legal and human resources functions as well as for personnel in our commercial and medical affairs departments. Other general and administrative expenses include facility costs not otherwise included in R&D expense, patent filing, prosecution and defense costs and professional fees for legal, consulting, auditing and tax services.

The increase in general and administrative expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was due to higher commercial expenses related to expansion of our commercial capabilities.  The decrease in general and administrative expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due to reductions in legal costs and consulting services partially offset by increased employee compensation costs, which occurred primarily as a result of costs associated with the resignation of our former Chief Executive Officer during the first quarter of 2011 and a facilities-related restructuring charge incurred of $659,000 in the second quarter of 2011 related to unoccupied office space.

Interest Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	($ amounts in thousands)
Interest income (expense), net	$7	$12	(42)%	$25	$123	(80)%

The decrease in interest income (expense), net, was due primarily to lower interest rates and a lower average cash balance during the three and nine months ended September 30, 2011 compared to the same period in 2010.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	($ amounts in thousands)
Other income (expense), net	$3	$67	(96)%	$39	$(1)	400%

The decrease in other income (expense), net was due primarily to a $61,000 foreign exchange gain during the three months ended September 30, 2010 compared to the same period in 2011.  Other income, net, for the nine months ended September 30, 2011 includes a $26,000 gain on disposal of fixed assets. Other expense, net, for the nine months ended September 30, 2010 includes $95,000 of foreign currency loss partially offset by $0.1 million of realized gain on investments.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
	($ amounts in thousands)
Provision for income taxes	$—	$—	—%	$1	$—	*

*  Calculation is not meaningful

We are subject to federal and California income taxes. We anticipate being in a net operating loss position for 2011 and therefore have not recorded any federal or California taxes, other than the minimum statutory California tax, for the three and nine months ended September 30, 2011. We also did not record any tax liability for the three and nine months ended September 30, 2010 due to the anticipated tax loss position for the year ended December 31, 2010.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30,	December 31,
	2011	2010
	(in thousands)
Cash and cash equivalents	$66,025	$63,499
Short-term investments	$49,222	$33,582
Long-term investments	$—	$19,876

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$(55,388)	$(25,609)
Investing activities	$3,486	$(43,120)
Financing activities	$54,428	$(6,322)
Capital expenditures (included in investing activities above)	$(801)	$(449)

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through September 30, 2011, we have received net proceeds of $445.0 million from the issuance of equity securities, including $53.6 million in net proceeds from the sale of 9,745,762 shares of our common stock in a secondary public offering in March 2011. We have also received $122 million of upfront license fees, $55 million in milestone payments and $236.8 million for the reimbursement of development and commercial expenses and purchase of API from our Arrangement with Takeda. Takeda was responsible for the first $50 million of third party expenses related to the development in pursuit of U.S. regulatory approval of peginesatide, which was fully utilized through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses, while we have been responsible for 30% of such expenses. We retain responsibility for 100% of our internal development expenses, most notably employee-related expenses.

During the commercialization period, which commenced upon submission of our NDA to the FDA, Takeda will continue to bear responsibility for 70% of all third-party expenses related to U.S. development and 50% of all third party expenses related to the commercialization of peginesatide in the U.S.  However, during the commercialization period, certain internal employee-related expenses supporting preparation for commercialization of peginesatide in the U.S. are also shared equally.  By mutual agreement of the parties, the equal sharing of certain FTE expenses commenced July 1, 2011.

Per the terms of the Arrangement, we are also entitled to a launch allowance to help fund the initial costs associated with preparing to launch the product in the U.S.   Under the terms of the launch allowance, Takeda is responsible for 100% of the first $20 million of U.S. commercial expenses, whether third-party costs or employee-related expenses, as opposed to the 50% for which they would otherwise be responsible.  The costs that they bear on our behalf (up to $10 million) as a result of this launch allowance is non-refundable; however, in the event the product is approved for sale in the U.S., Takeda is entitled to deduct up to 8% of net sales from the profit share each period until they have recouped an amount equal to $11 million.  As a result of the potential reductions in profit sharing post-launch stemming from the launch allowance, we have reflected amounts we receive under the terms of the launch allowance as a liability on our condensed balance sheets.  As of September 30, 2011, we have received $2.8 million of benefit as a result of the launch allowance, which is reflected in the caption “Advance from Takeda” in the condensed balance sheets.  In the event our product is approved, Takeda will take deductions related to the launch allowance against net sales and we will recognize those amounts as collaboration revenue.

In November 2011, as contemplated under our Arrangement, we and Takeda executed a Commercial API Supply Agreement which formalizes our respective responsibilities as it relates to the manufacture of peginesatide API by Affymax and the purchase of that API by Takeda for commercial manufacturing and sales of the product.  Under the terms of the Commercial API Supply Agreement, Takeda has agreed to pay an aggregate of $10.8 million in deposits against API shipments of existing inventory to be delivered by Affymax to Takeda, $7.2 million of which is payable in the fourth quarter of 2011.

In November 2011, we entered into a settlement agreement with J&J, which requires us to pay to J&J $6 million within 30 days of execution thereof, $2 million by June 30, 2012, a $2.5 million milestone payment upon FDA regulatory approval of peginesatide, and a $2.5 million milestone payment upon regulatory approval of peginesatide in the first major European country.  In addition, we pay royalties to J&J on sales of peginesatide in Europe, Japan and certain other countries outside of the United States until mid-2016.  Concurrent with the execution of the Settlement Agreement, we and Takeda entered into an amendment to the Arrangement in connection with the above settlement payments to J&J, pursuant to which Takeda will reimburse us up to 50% of upfront and milestone payments to J&J or $6.5 million in total contingent upon the accomplishment of certain milestones related to peginesatide regulatory approvals and commercial events.  We are solely responsible for the royalty payment to J&J.

Net cash used in operating activities for the nine months ended September 30, 2011 was primarily the result of our net loss generated primarily by the development of peginesatide and payments to Takeda related to our outstanding payable as well as payments to third party vendors related to our accrued clinical trial expenses and accrued liabilities. The impact of this loss was reduced in part by non-cash activities including stock-based compensation and depreciation. The $29.8 million decrease in cash used in operating activities in the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a $5 million cash milestone payment received from Takeda for the initiation of Japan’s Phase 3 renal indication and $30 million of milestone payments for the database lock of non-dialysis and dialysis Phase 3 clinical trials in the nine months ended September 30, 2010. This was partially offset by a $10 million cash milestone payment received from Takeda related to the FDA acceptance of our NDA submission for review in the nine months ended September 30, 2011.  Due to the recognition of revenue from these milestone payments in 2010, we were profitable in the six months ended June 30, 2010, but we expect to incur substantial losses in order to complete the development and commercialization of peginesatide.  Under our Arrangement with Takeda, we are eligible to receive additional clinical development and regulatory milestones of approximately $108 million relating to the dialysis indication, including a $50 million milestone payment upon approval by the FDA in the dialysis indication.

Net cash provided by investing activities for the nine months ended September 30, 2011 was primarily a result of the maturities of investments offset by purchases of investments.  Net cash used in investing activities for the nine months ended September 30, 2010 was a result of the purchase of investments partially offset by maturities and sales of investments.

Net cash provided by financing activities for the nine months ended September 30, 2011 was primarily attributable to net proceeds of $53.6 million received from our March 2011 public offering and proceeds received from the issuance of common stock upon exercise of stock options. Net cash used in financing activities for the nine months ended September 30, 2010 was primarily attributable to repayment of $9.2 million towards our loan from UBS AG offset by the proceeds of $2.9 million from issuance of common stock upon exercise of stock options and our employee stock purchase plan.

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

Our equity facility is subject to a number of conditions that limit our ability to draw against such facility.  For example, Azimuth is not required to purchase our common stock when the price of our common stock is below $4.00 per share. In addition, Azimuth is not obligated to purchase shares of our common stock which, when aggregated with all other shares of our common stock then owned beneficially by Azimuth, would result in the beneficial ownership by Azimuth of more than 9.9% of the then issued and outstanding shares of our common stock.  At September 30, 2011, this represents 3,528,947 shares.  After deducting the shares purchased in October 2010, assuming that all remaining 2,529,886 shares were sold at the $4.48 closing price of our common stock at September 30, 2011 at the largest possible discount and assuming that Azimuth still owns these shares, the maximum aggregate net proceeds we could receive under the agreement with Azimuth would be approximately $10.6 million.

The issuance of shares of our common stock in our March 2011 public offering resulted in an ownership change, under Section 382 of the Internal Revenue Code of 1986, as amended which, in general, provides that an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points during the testing period (generally three years). Under Section 382, a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its net operating losses, or NOLs, and tax credits accumulated prior to the ownership change to offset future taxable income or tax liabilities. Based on our preliminary analysis, we believe that we did incur an ownership change as defined by the Internal Revenue Code.  We are currently in the process of assessing whether the resulting annual limitations on the use of our NOLs will result in an impairment to some portion of the NOLs in place at the time of the offering.

As of September 30, 2011, we had $116.4 million in cash, cash equivalents, restricted cash and investments.  Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, certificates of deposit, and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

We believe that our existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least the next 12 months. However, further challenges or delays to approval and commercialization of peginesatide may require us to raise additional funding to complete the development and commercialization of peginesatide. Since the announcement of our Phase 3 clinical data in late June 2010 and the arbitration decision in October 2010, we have experienced a severe decline in our stock price, which has impaired our ability to access capital on potentially favorable terms. In contrast, our funding needs have only increased as the peginesatide development program has suffered delays, the potential loss of milestone payments from Takeda associated with the non-dialysis indication and the potential for future legal proceedings and costs.

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

Contractual Obligations and Significant Commitments

There were no material changes in our contractual obligations in the nine months ended September 30, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.  Please see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Significant Commitments in our Form 10-K for a description of contractual obligations as of December 31, 2010.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-05, which is an update to Topic 220, presentation of comprehensive income. This update amends current comprehensive income guidance and eliminates the option of presenting the components of other comprehensive income as part of the statement of stockholders’ equity.  This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance was originally proposed to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied retrospectively. In October 2011, the FASB proposed to defer the effective date of certain provisions in the guidance related to the presentation of reclassification adjustments. No effective date has been announced.  As ASU No. 2011-05 relates only to the presentation of comprehensive income, we do not expect that the adoption of this update will have a material effect on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, which is an update to Topic 820, fair value measurement. This update establishes common requirements for measuring fair value and related disclosures in accordance with GAAP and international financial reporting standards. This amendment did not require additional fair value measurements. ASU No. 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. We do not believe there will be a significant impact on our financial statements from the adoption of ASU No. 2011-04

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk is confined to our cash, cash equivalents and investments. We do not use derivative financial instruments in our investment portfolio.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. We do not believe that a decrease in interest rates would have a material negative impact on the value of our investment portfolio.  During the nine months ended September 30, 2011, there were no material changes to our interest rate disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of September 30, 2011. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during our quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In March 2011, the District Court issued its decision to vacate in part the arbitrators’ award relating to sole ownership by J&J of the European Patent EP96/918,317 and other foreign counterpart patents and patent applications to the ‘078 Patent. As a consequence, the District Court remanded the issues of inventorship and ownership of such foreign patents and patent applications to the arbitration panel. The District Court denied our motion to vacate in part and maintained the arbitration award with respect to the sole ownership by J&J of the ‘078 Patent in the U.S. In May 2011, we filed a notice of appeal relating to the District Court’s decision as to the ‘078 Patent in the U.S. which remains pending with the Court of Appeals for the Federal Circuit. Concurrently, J&J filed an appeal with the Seventh Circuit Court of Appeals, and in October 2011, the Seventh Circuit Court reversed the District Court with the result that it remanded with instruction to confirm the arbitration award in full and set forth its view that the Court of Appeals for the Federal Circuit lacked jurisdiction.

In November 2011, we entered into a Settlement Agreement with J&J under which we obtain a non-exclusive license to the intellectual property in dispute, a covenant not to sue and a release of all claims associated with the arbitration and dispute. The Settlement Agreement also provides for the dismissal of all pending proceedings.

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

Obtaining approval of a NDA by the FDA is highly uncertain and like many product candidates, we may fail to obtain approval even though our NDA for peginesatide has been filed and accepted for review. The NDA review process is extensive, lengthy, expensive and uncertain, and the FDA may delay action on the NDA significantly beyond the March 27, 2012 date assigned under the Prescription Drug User Fee Act, limit or deny approval of peginesatide for many reasons, including:

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

•                  an advisory committee, scheduled to review the NDA for peginesatide in December 2011, may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions or even if an advisory committee makes a favorable recommendation, the FDA may still fail to approve peginesatide;

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

We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At September 30, 2011, we had an accumulated deficit of $420.9 million. Due to the recognition of revenues from milestone payments from our collaboration with Takeda, we were profitable for the three and nine months ended June 30, 2010 and may have profitable quarters from time to time if we are successful in obtaining FDA approval for peginesatide. We continue to expect to incur substantial losses in order to complete the development and commercialization of peginesatide. Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to:

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

The success of peginesatide is dependent upon the strength and performance of our collaboration with Takeda, in particular in the U.S. If we fail to maintain our existing collaboration with Takeda, such termination would likely have a material adverse effect on our ability to continue to develop peginesatide and our business.

The maintenance and successful performance of our strategic collaboration with Takeda for development of peginesatide is an important part of our business model. Our collaboration with Takeda is extremely complex, particularly in the context of our planned U.S. commercial launch with respect to financial provisions, allocations of responsibilities, and the respective rights of the parties in decision making. Accordingly, significant aspects of the development and commercialization of peginesatide require Takeda’s agreement or approval prior to implementation, which could cause significant delays that may materially impact the potential success of peginesatide in the U.S.  Further, if we are not able to reach agreement with Takeda or maintain our existing collaboration with Takeda on plans and efforts to develop and commercialize peginesatide, our business could be severely and adversely affected. Takeda has the ability to terminate each of the collaboration agreements upon an uncured material breach by us or even in the absence of a material breach with six months notice.  Currently, Takeda could terminate either or both of our collaboration agreements, which would likely have a material adverse effect on the advancement of our peginesatide program and our business.  Events such as the suspension of the peginesatide oncology program, the impact of the Phase 3 results on the renal program particularly on the non-dialysis indication, the arbitration decision relating to the dispute with J&J and the decreased market opportunity for ESAs may increase the possibility that Takeda may elect to terminate the collaboration or limit the resources Takeda is willing to commit to peginesatide on a worldwide basis, particularly in advance of obtaining regulatory approvals for peginesatide.  Through the collaboration, Takeda currently provides development and commercialization funding and performs important functions, including conduct of certain clinical trials and manufacturing activities, and is expected to pay us milestone payments upon the completion of certain events, all of which would be unavailable to us in the case of an early termination of the collaboration. Even in the absence of a termination,  the significant resources and commitment that may be required to successfully commercialize peginesatide in the U.S. may be limited, and Takeda’s failure to provide funding or perform its obligations on a timely basis in anticipation of commercial launch may have a material adverse effect on our business and the success of peginesatide, in particular in the U.S.  If we fail to maintain the Takeda collaboration or establish and maintain additional strategic collaborations for any other potential product candidates that we may pursue:

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

The commercial success of peginesatide in the U.S. depends in significant part on the development and commercialization  efforts of Takeda, over which we have limited control in the U.S. Outside of the U.S. in the Takeda territory, we are solely dependent on the efforts and commitments of Takeda, either directly or through third parties, to further develop and commercialize peginesatide.  If our collaborations are unsuccessful, our ability to develop and commercialize products through our collaborations, and to generate future revenue from the sale of these products, would be significantly reduced.

Our dependence on Takeda for our global collaboration with peginesatide subjects us to a number of risks, including our ability to successfully develop and commercialize peginesatide in the U.S. and sole reliance on Takeda, either directly or through third parties, to further develop, obtain and maintain regulatory approvals and achieve market acceptance of peginesatide in the Takeda territory.

Under our collaboration with Takeda in the U.S., we co-develop and co-commercialize peginesatide in the U.S. Because we share responsibility with Takeda for clinical development and commercialization activities in the U.S., the conduct and success of the peginesatide program is dependent on the efforts of Takeda over which we have limited or no control. Further, as Takeda has significant rights, responsibilities and decision-making authority over commercialization of peginesatide in the U.S., any failure of Takeda to act in a timely manner or make adequate investments of funds or resources may delay further development or commercialization of peginesatide  that may result in a negative impact on our planned timelines, require us to contribute more resources to successfully commercialize peginesatide and decrease the likelihood of commercial success for peginesatide in the U.S.

Outside of the U.S., Takeda holds an exclusive license to develop and commercialize peginesatide and has primary responsibility for filing regulatory submissions and obtaining product approvals in those territories, including in Europe and Japan. As a consequence, any progress and commercial success in those territories is dependent solely on Takeda’s efforts and commitment to the program. Takeda may delay, reduce or terminate development efforts relating to peginesatide, independently develop products that compete with peginesatide, or fail to commit sufficient resources to the marketing and distribution of peginesatide. Competing products or programs, either developed by Takeda or to which our collaboration partners have rights or acquire in the future, may result in our partners’ withdrawal of support for peginesatide.

In the event that Takeda fails to diligently develop or commercialize peginesatide, our collaboration agreements provide us the right to allege breach and if successfully asserted, terminate our partner’s rights in certain instances. However, any such decision would impact the potential success of peginesatide and we may choose not to as we may not be able to find another partner and any new collaboration will likely not provide comparable financial terms to those in our Takeda collaboration agreements.  In the event of our termination, this may require us to commercialize peginesatide on our own, which is likely to result in significant additional expense and delay.  Significant changes in Takeda’s business strategy, resource commitment and the willingness or ability of Takeda to complete its obligations under our collaboration agreements, particularly in advance of obtaining regulatory approvals in the U.S. and abroad could materially affect the potential success of peginesatide.

We have limited ability to control and influence Takeda in its strategic decisions.  This is particularly important as we are currently planning for commercialization of peginesatide in the U.S.  If Takeda were to breach or terminate either of our collaboration agreements or otherwise inadequately perform or fail to perform its obligations thereunder in a timely manner, the development and commercialization of peginesatide would be delayed, terminated or negatively impacted.  Moreover, if Takeda fails to successfully develop and commercialize peginesatide outside of the U.S., our potential to generate future revenue in the Takeda territory would be significantly reduced.

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

The trading price of our common stock has been highly volatile. For the 52 weeks ended September 30, 2011, the closing price of our common stock ranged between a high of $7.99 per share and a low of $4.04 per share. Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three or nine months ended September 30, 2011.

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

AFFYMAX, INC.

	By:	/s/ JOHN A. ORWIN
Dated: November 9, 2011		Chief Executive Officer and Member of the Board of Directors

	By:	/s/ HERB CROSS
Dated: November 9, 2011		Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation (1)

3.5	Amended and Restated Bylaws (2)

4.1	Reference is made to exhibits 3.3 and 3.5

4.2	Specimen Common Stock Certificate (1)

4.3	Warrant to purchase shares of Series C Preferred Stock (1)

4.4	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)

4.5	Form of Warrant to Purchase shares of Common Stock (3)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

101.DEF*	XBRL Taxonomy Extension Definition

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