Form 10-K
period 2011-12-31
AFFYMAX INC
filed 2012-03-14
CIK 1158223

Use these links to rapidly review the document
AFFYMAX, INC. TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2011 was $182,507,870 (based upon the closing sales price of such stock as reported on the Nasdaq Global Market on such date). Excludes an aggregate of 8,872,357 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2011, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2011 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2011. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

          As of February 29, 2012, the registrant had outstanding 35,772,805 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Specified portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference into this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

AFFYMAX, INC.

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "intend," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential" and similar expressions intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the timing, design and results of our clinical trials and drug development program, the continuation and success of our collaboration with Takeda Pharmaceutical Company Limited, and the timing, likelihood and success of the commercialization of peginesatide. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, timing or achievements to be materially different from any future results, performance, timing or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K under Item 1A "Risk Factors," including risks relating to the timing of, and requirements for, regulatory approvals, including the United States Food and Drug Administration's interpretation and evaluation of the data from the Phase 3 trials, in particular with respect to the secondary analyses in non-dialysis patients, and risk evaluation and mitigation strategies, postmarketing studies and label restrictions, risks relating to data quality and integrity particularly in non-inferiority designed trials, risks relating to the continued safety and efficacy of peginesatide in clinical development, the potential for once-monthly dosing and room temperature stability, the timing of patient accrual in ongoing and planned clinical trials, research and development efforts, the factors affecting the potential commercialization of peginesatide, industry and competitive environment, controversy surrounding the class of erythropoiesis stimulating agents, reimbursement coverage, intellectual property rights and potential disputes, financing requirements and ability to access capital, and other matters. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I.

Item 1.    Business.

Overview

        We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, peginesatide, is for the treatment of anemia in chronic kidney disease patients on dialysis. The New Drug Application, or NDA, for peginesatide is currently under review by the United States, or U.S., Food and Drug Administration, or FDA. We have a worldwide collaboration to develop and commercialize peginesatide with Takeda Pharmaceutical Company Limited, or Takeda, the largest pharmaceutical company in Japan, and plan to co-commercialize peginesatide in the U.S., if approved by the FDA.

        Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic kidney disease, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may lead to chronic fatigue or increase the risk of other diseases or death. Currently, recombinant erythropoietin, or rEPO, is used to treat anemia due to chronic kidney disease in patients on dialysis and not on dialysis, and to treat chemotherapy-induced anemia in cancer patients. We estimate that rEPO generated approximately $2.0 billion of net revenues in the U.S. for 2011 attributable to use in dialysis patients with chronic kidney disease. Peginesatide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Peginesatide is designed to be longer acting than currently marketed ESAs in the U.S. for dialysis patients, and therefore has the potential to offer reduced cost and complexity for healthcare providers.

        In late June 2010, we announced preliminary top-line results from our peginesatide Phase 3 clinical program for the treatment of patients with anemia associated with chronic kidney disease. Our Phase 3 clinical program included four open-label, randomized controlled clinical trials. Two of these trials, called PEARL 1 and PEARL 2, were conducted in non-dialysis patients and designed to evaluate the safety and efficacy of peginesatide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of peginesatide and its ability to maintain hemoglobin levels in a specified range compared to epoetin alpha or epoetin beta when switched to peginesatide. Analysis of efficacy and safety for all of the Phase 3 studies were based primarily on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint, the mean change in hemoglobin from baseline, in each of the four Phase 3 studies met the statistical criteria for non-inferiority. In addition, peginesatide met the statistical criterion for non-inferiority for the assessment of safety for the cardiovascular composite safety endpoint, or CSE, which was composed of death, stroke, myocardial infarction, congestive heart failure, unstable angina and arrhythmia from a pooled safety database across the four Phase 3 trials. However, some differences were observed when secondary analyses were conducted, including a difference in a subgroup analysis conducted in the PEARL trials where the frequency of CSE events was higher in the peginesatide group relative to the comparator in non-dialysis patients, as previously described in our Current Report on Form 8-K dated June 21, 2010.

        In October 2010, we met with the FDA to discuss the regulatory path for peginesatide based on the initial analysis of the Phase 3 results. Based on these discussions with the FDA, we submitted a NDA for peginesatide to the FDA for treatment of anemia in chronic kidney disease patients on dialysis in May 2011. In July 2011, the FDA accepted our submission and filed the NDA for review, with an action date of March 27, 2012 under the Prescription Drug User Fee Act. In December 2011, the FDA Oncologic Drugs Advisory Committee, or ODAC, voted 15 to 1, with 1 abstention, that peginesatide demonstrated a favorable benefit/risk profile for use in the treatment of dialysis patients with anemia due to chronic kidney disease. While the FDA is not bound by the recommendation of the advisory committee, its guidance will be considered by the FDA in its review of the NDA that was submitted for peginesatide.

        Despite meeting the primary efficacy endpoints and the CSE for peginesatide, the differences observed in the Phase 3 secondary analyses present risks to our ability to obtain regulatory approval for peginesatide, particularly in view of the heightened concerns surrounding the safety of ESAs. Any negative perception of peginesatide's safety relative to other ESAs would significantly reduce the likelihood of obtaining regulatory approval for peginesatide. The Phase 3 results have caused significant delay and may negatively impact the likelihood of regulatory approval, and may significantly increase the likelihood of FDA requirements, restrictions and conditions if regulatory approval is obtained. For example, the ODAC discussed various measures, including a risk evaluation and mitigation strategy, a postmarketing study and label restrictions, to assure safe use of peginesatide, including minimizing the risk of administration to non-dialysis patients. Any or all of these factors may significantly reduce the ultimate commercial potential of peginesatide.

  Anemia Background

        Anemia, a condition in which the blood is deficient in red blood cells and hemoglobin, is a frequent and serious complication associated with a number of common chronic diseases. Anemia is associated with chronic fatigue and, if left untreated, may increase the risk of other diseases or even death. Red blood cells are normally formed in the circulating blood from precursor cells which are initially present primarily in the bone marrow. These cells are stimulated to divide and differentiate and are mobilized into circulation by erythropoietin, or EPO, a hormonal factor produced by the kidney. EPO acts by binding to and activating the EPO receptor on precursor cells. The activation of the EPO receptor stimulates the proliferation and maturation of the precursor cells to form red blood cells that contain hemoglobin. Hemoglobin is an iron-containing protein in red blood cells that functions primarily in the transport of oxygen to, and carbon dioxide from, the tissues of the body. Anemia can be caused by conditions such as chronic kidney disease, or treatments such as chemotherapy, that result in underproduction of EPO or a muted response to EPO.

        Anemia generally exists in men when the hemoglobin level in blood, which is a measure of red blood cells, is less than 12 g/dL, or the hematocrit, which is a ratio of the volume packed red blood cells to the volume of whole blood, is less than 36%, and in women when hemoglobin is less than 11 g/dL or hematocrit is less than 33%. The FDA, the medical community and others have raised significant safety concerns relating to currently marketed ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. Some of these safety concerns relate to targeting and maintaining high hemoglobin levels. The FDA recently required that revised warnings, including boxed warnings, be added to labels of currently marketed ESAs advising physicians to monitor hemoglobin levels and to use the lowest dose of ESA to increase the hemoglobin concentration to the lowest level sufficient to avoid the need for red blood cell transfusions. Boxed warnings for currently marketed ESAs also note increased risk of death and serious cardiovascular events when administered to target higher hemoglobin levels.

        Anemia associated with Chronic Kidney Disease.    One of the most common forms of chronic anemia occurs in patients with chronic kidney failure. According to the American Journal of Kidney Disease, chronic kidney failure affects as many as 26 million Americans. As kidney function deteriorates due to the underlying disease, the ability of the kidney to produce adequate EPO is impaired, resulting in decreased production of new red blood cells and anemia.

        Over time, chronic kidney disease usually progresses to irreversible end-stage renal disease, the most severe stage of the disease. End-stage renal disease patients require either lifetime dependence on renal dialysis, a medical procedure in which blood is cleansed of impurities, or a kidney transplant. Patients with end-stage renal disease are nearly always moderately to severely anemic unless treated with an ESA like rEPO. According to the Centers for Medicare and Medicaid Services, or CMS, there are approximately 380,000 end-stage renal disease patients on dialysis in the U.S. served by approximately 5,000 dialysis facilities. Funding and reimbursement for this care are predominately through the Medicare End Stage Renal Disease Program. Prior to 2011, CMS generally reimbursed ESAs at a rate of 106% of the average ESA sales price. This allowed the dialysis facilities to realize a profit on the purchase and administration of ESAs, which constitutes an important component of their economic viability. However, under the 2008 Medicare Legislation, a new bundled payment system commenced in January 2011 for facilities that furnish renal dialysis services and home dialysis to Medicare beneficiaries with end-stage renal disease. Under the new system, CMS will make a single bundled payment to the dialysis facility for each dialysis treatment that will cover all renal dialysis services, including ESAs. The bundled payment system may create incentives for significantly lower utilization or dosing of ESAs, including peginesatide, and reduce the commercial potential for peginesatide. We cannot guarantee that future decisions by CMS will support current ESA utilization levels or provider adoption of peginesatide. CMS held Medicare Evidence Development & Coverage Advisory Committee, or MedCAC, meetings in March 2010 and January 2011 to review current ESA coverage policy based on the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease, and the role of ESAs in successful kidney transplantation, respectively. In November 2011, pursuant to the FDA label changes, CMS, through rulemaking, modified its performance incentive program for dialysis providers by removing a performance measure focused on maintaining hemoglobin level above 10g/dL in dialysis patients, which may create incentives for lower overall ESA utilization. Independent of any additional action the FDA may take as to ESAs, CMS may further decrease coverage or create disincentives which could have a materially negative impact on the size of the ESA market in the U.S. and reduce the overall size of the market peginesatide is expected to compete in at the time of launch.

        Anemia associated with Other Conditions.    We are developing peginesatide for treatment of anemia in chronic kidney disease patients on dialysis only. We are not currently investigating peginesatide's use in treating anemia due to other conditions, such as for non-dialysis patients or chemotherapy-induced anemia or anemia arising from the cancer itself.

  Current Therapy and Limitations

        We estimate that rEPO generated approximately $2.0 billion of net revenues in the U.S. for 2011 attributable to use in dialysis patients with chronic kidney disease. However, a decline of this market is forecasted with the implementation of the bundled payment system for reimbursement in 2011. Forms of rEPO variants have been used successfully to manage the anemia of dialysis, non-dialysis and cancer patients. rEPOs are similar, but not necessarily identical, to a patient's naturally occurring EPO. Differences exist among rEPOs with regard to composition and structure. As a result, differences also exist among rEPOs with regard to frequency of dosing, duration of effect and rate of rise in hemoglobin. There are several parameters that correlate with ESA dosing frequency. These parameters include how long it takes for the drug to disappear from circulation, as measured by half-life, and duration of action, as measured by how long the drug continues to have an effect.

        Since its initial U.S. market introduction in 1989, rEPO has revolutionized the treatment of patients with anemia resulting from chronic diseases. Two current ESAs, epoetin alfa and epoetin beta, are biologically engineered hormones produced in mammalian cells by recombinant DNA technology. Both are relatively short-acting forms of rEPO that typically require frequent dosing to obtain a sustained correction of anemia. Darbepoetin alfa, which is marketed by Amgen, Inc., or Amgen, under the trade name Aranesp, is a biologically engineered hormone product closely related to and functionally similar to epoetin alfa. However, darbepoetin alfa has a terminal half-life approximately three times longer than epoetin alfa, as a result of the addition of higher level of glycosylation to stabilize the protein. The currently available rEPOs are marketed under a variety of trade names in different territories.

        Frequency of Dosing.    In the U.S., currently marketed ESAs are dosed between 1 to 3 times per week or up to every two weeks in chronic kidney disease patients on dialysis. One of our objectives is to provide a product with a duration of effect that results in a well-controlled hemoglobin response while still allowing once-monthly dosing.

        Pure Red Cell Aplasia.    Treatment of patients with rEPO has been shown in rare cases to cause the production of antibodies to both rEPO and naturally-occurring EPO. Typically these antibodies can bind to and neutralize both the rEPO drug and any naturally-occurring EPO in a patient's system. As a result, such patients become increasingly less responsive to rEPO therapy and can develop a form of anemia called Pure Red Cell Aplasia, or PRCA. This hematological disorder is characterized by severe, transfusion-dependent anemia, a scarcity of reticulocytes and an almost complete absence of red blood cell precursors in otherwise normal bone marrow. The FDA has required marketers of rEPO in the U.S. to include in their product prescribing information warnings of potential for rEPO-induced PRCA and a description of this adverse reaction. We believe that an ESA that does not cause PRCA and that can potentially be used to treat PRCA may have advantages in the marketplace over rEPOs that can cause PRCA.

  Our Product Candidate: Peginesatide

        Peginesatide is a synthetic peptide-based ESA designed for less frequent dosing compared to currently marketed ESAs in the U.S. for dialysis patients. It is currently an investigational agent, and we submitted a NDA for peginesatide to the FDA for treatment of anemia in chronic kidney disease patients on dialysis in May 2011. In July 2011, the FDA accepted our submission and filed the NDA for review, with an action date of March 27, 2012 under the Prescription Drug User Fee Act. In December 2011, the ODAC voted 15 to 1, with 1 abstention, that peginesatide demonstrated a favorable benefit/risk profile for use in the treatment of dialysis patients with anemia due to chronic kidney disease. While the FDA is not bound by the recommendation of the advisory committee, its guidance will be considered by the FDA in its review of the NDA that was submitted for peginesatide. Peginesatide is designed to be dosed once every four weeks, compared to recombinant products sold in the U.S. that are predominately dosed either 1 to 3 times per week or up to every two weeks in the dialysis setting.

  Potential Peginesatide Profile

        Peginesatide is a relatively small synthetic peptide-based ESA that we are developing for the treatment of anemia due to chronic kidney disease in patients on dialysis. Peptides are composed of amino acids, commonly known as the building blocks of proteins. Typically, a peptide is composed of fewer than 50 amino acids, while a protein contains from 50 to well over 5,000 amino acids. Peptide-based therapeutics may display certain advantages compared to recombinant proteins, including simplicity and low cost of manufacture. In the past, development of peptide-based drug candidates was often slowed by low potency. A second problem historically associated with peptide-based drugs has been a requirement of frequent dosing in vivo. More recently, however, it has been possible to develop peptide-based drugs with potencies nearly equivalent to recombinant proteins and with less frequent dosing requirements. Through the use of our technology, peginesatide has the potential to require less frequent dosing than currently marketed ESAs in the U.S. for dialysis patients.

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

        Although peginesatide has the erythropoietic activity characteristic of naturally occurring EPO, its amino acid sequence is unrelated to that of EPO. Because peginesatide does not appear to display immunologic cross-reactivity with rEPO, we believe that peginesatide will not cause PRCA. We have conducted pre-clinical studies which have demonstrated that peginesatide can stimulate reticulocytes and elevate hemoglobin levels in an animal model of anti-EPO antibody mediated PRCA. An ongoing Phase 2 clinical trial of peginesatide in a small number of patients with PRCA has generally shown supportive results to date. These results suggest that peginesatide is not neutralized by antibodies to rEPO and thus may be effective in treating anemia in patients that have developed PRCA.

        Based on clinical trials completed to date in chronic kidney disease patients, the risk of developing antibodies to peginesatide was low (1.2%), and we have observed that peginesatide-induced antibodies do not appear to cross-react with rEPO. In approximately half of the patients who developed antibodies to peginesatide, the presence of antibodies was observed to be possibly associated with evidence of reduced efficacy of peginesatide. During the clinical trials, no new cases of PRCA were reported in any patients receiving peginesatide. However, results in future trials or those observed in practice may differ from the results obtained during in vivo studies or clinical trials to date.

  Peginesatide Development Program

        In the U.S., we are currently pursuing development of peginesatide to treat dialysis patients with anemia associated with chronic kidney disease and are not planning to pursue any other indications in the foreseeable future. We have suspended our development efforts to treat anemia in non-dialysis patients and chemotherapy-induced anemia.

        Over 2,600 patients have received peginesatide in clinical trials completed to date. We believe the pharmacokinetics and pharmacodynamics of peginesatide have been shown from these trials to be appropriate for once-monthly dosing; however, no conclusions can be drawn as only the FDA can make determinations of safety and efficacy. We anticipate that peginesatide, if approved, would typically be dosed once every four weeks in chronic kidney disease patients on dialysis.

        Pre-clinical and Toxicology Studies.    Pre-clinical studies have shown that peginesatide, like EPO, acts through activation of the EPO receptor. Furthermore, pre-clinical in vivo studies have shown that the effects on erythropoiesis are very similar whether peginesatide is given intravenously or subcutaneously. We have conducted repeat-dose pre-clinical toxicology studies lasting as long as nine months, and have incorporated single-dose and repeat-dose studies exploring administration by either intravenous or subcutaneous injection in a variety of models using doses up to several hundred times the estimated monthly clinical dose. The primary toxicology observed to date has been associated with the exaggerated red blood cell production seen at high and/or frequent doses, a result similar to that observed with the rEPO class of drugs. However, the results from pre-clinical testing to date may not be predictive of results of future clinical trials or if approved by the FDA, usage by dialysis patients outside of clinical trials.

  Chronic Kidney Disease

  Phase 1 and Phase 2 Clinical Trials

        We and Takeda have completed multiple Phase 1 and Phase 2 clinical trials of peginesatide at sites in the U.S. and the European Union, or E.U., in normal healthy volunteers, dialysis patients, non-dialysis patients, and peritoneal dialysis patients. These Phase 1 clinical trials were designed primarily to demonstrate bioavailability or bioequivalence of product concentrations and formulations while these Phase 2 trials were designed to determine the safety, pharmacodynamics and pharmacokinetics of peginesatide when administered to patients suffering from anemia. Two of these Phase 2 clinical trials were conducted to evaluate the use of peginesatide to treat anemic patients in additional segments of the chronic kidney disease patient population. One of the studies focused on evaluating peginesatide in patients undergoing peritoneal dialysis, a special form of dialysis that allows the process to be performed in the patient's home. Another trial was designed to evaluate the conversion of Aranesp-treated chronic kidney disease patients (on dialysis and not on dialysis) to once-monthly peginesatide.

        We continue to conduct an ongoing Phase 2 clinical trial of peginesatide in a small number of patients with PRCA in the E.U.

  Phase 3 Clinical Trials

        In late June 2010, we announced preliminary top-line results from the peginesatide Phase 3 clinical program for the treatment of patients with anemia associated with chronic kidney disease. Our Phase 3 clinical program included four open-label, randomized controlled clinical trials. Two of these trials, called PEARL 1 and PEARL 2, were conducted in non-dialysis patients and designed to evaluate the safety and efficacy of peginesatide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of peginesatide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to peginesatide. Analysis of efficacy and safety for all of the Phase 3 studies were primarily based on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint, the mean change in hemoglobin from baseline, in each of the four Phase 3 studies met the statistical criteria for non-inferiority. In addition, peginesatide met the statistical criterion for non-inferiority for the assessment of safety for the CSE, which was composed of death, stroke, myocardial infarction, congestive heart failure, unstable angina and arrhythmia from a pooled safety database across the four Phase 3 studies. However, some differences were observed when secondary analyses were conducted, including a difference in a subgroup analysis conducted in the PEARL trials where the frequency of CSE events was higher in the peginesatide group relative to the comparator in non-dialysis patients, as previously described in our Current Report on Form 8-K dated June 21, 2010. Despite meeting the primary efficacy endpoints and the CSE for peginesatide, the differences observed in the Phase 3 secondary analyses present risks to our ability to obtain regulatory approval for peginesatide particularly in view of the heightened concerns surrounding safety of ESAs.

        In October 2010, we met with the FDA to discuss the regulatory path for peginesatide based on the initial analysis of the Phase 3 results. Based on these discussions with the FDA, we submitted a NDA for peginesatide to the FDA for treatment of anemia in chronic kidney disease patients on dialysis in May 2011. In July 2011, the FDA accepted our submission and filed the NDA for review, with an action date of March 27, 2012 under the Prescription Drug User Fee Act. In December 2011, the ODAC voted 15 to 1, with 1 abstention, that peginesatide demonstrated a favorable benefit/risk profile for use in the treatment of dialysis patients with anemia due to chronic kidney disease. While the FDA is not bound by the recommendation of the advisory committee, its guidance will be considered by the FDA in its review of the NDA that was submitted for peginesatide.

        Although the NDA for peginesatide has been filed and accepted for review, any negative perception of peginesatide's safety relative to other ESAs would significantly limit the likelihood of obtaining regulatory approval for peginesatide. The Phase 3 results have caused significant delay and may negatively impact the likelihood of regulatory approval, and may significantly increase the likelihood of FDA requirements, restrictions and conditions if regulatory approval is obtained. For example, the ODAC discussed various measures, including a risk evaluation and mitigation strategy, a postmarketing study and label restrictions, to assure safe use of peginesatide, including minimizing the risk of administration to non-dialysis patients. Any or all of these factors may significantly reduce the ultimate commercial potential of peginesatide.

  Manufacturing and Supply

        Peginesatide is chemically synthesized and peptide-based. Final peginesatide drug product is currently manufactured as a buffered aqueous solution for intravenous or subcutaneous administration. All of our current good manufacturing practices, or GMP, manufacturing is outsourced to third parties with oversight by our internal managers. We have limited non-GMP manufacturing capacity in-house. We intend to continue to rely on third party manufacturers to produce sufficient quantities of drug substance and product for any future clinical trials, postmarketing commitments and commercialization of peginesatide, and for any other potential products for which we retain significant development and commercialization rights.

        We have established long term commercial supply agreements with two contract manufacturers, or CMOs, for peginesatide active pharmaceutical product, or API. Under our worldwide collaboration with Takeda, we will be responsible, through our CMOs, for the manufacture and supply of all quantities of peginesatide API to be used in development and commercialization worldwide, and Takeda will be responsible for final drug product manufacture and control.

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

        The table below sets forth our ESA-related U.S. patents and their current anticipated expiry and a related description of related foreign patents as provided below:

ESA-Related U.S. Patents Assigned or Exclusively Licensed

Pat No.	Title	Expiry
5,773,569	Compounds and Peptides that Bind to the Erythropoietin Receptor	6/30/2015
5,830,851	Methods of Administering Peptides that Bind to the Erythropoietin Receptor	11/3/2015
5,986,047	Peptides that Bind to the Erythropoietin Receptor	11/19/2013
6,703,480	Peptide Dimers as Agonists of the Erythropoietin (EPO) Receptor and Associated Methods of Synthesis and Use	11/24/2019
7,084,245	Peptides that Bind to the Erythopoietin Receptor	5/12/2024
7,414,105	Peptides that Bind to the Erythopoietin Receptor	5/12/2024
7,459,522	Peptide Dimers as Agonists of the Erythropoietin (EPO) Receptor and Associated Methods of Synthesis and Use	11/24/2019
7,528,104	Peptides that Bind to the Erythopoietin Receptor	5/12/2024
7,550,433	Erythropoietin Receptor Peptide Formulations and Uses	6/2/2026
7,855,175	Peptides that Bind to the Erythopoietin Receptor	5/12/2024
7,906,485	Erythropoietin Receptor Peptide Formulations and Uses	6/2/2026
7,919,118	Spacer Moiety for Poly(ethylene glycol)-Modified Peptide-Based Compounds	5/12/2024
7,919,461	Erythropoietin Receptor Peptide Formulations and Uses	6/2/2026

        In addition to the U.S. patents listed above, we own or have exclusive licenses to corresponding foreign patents in various countries outside the U.S.; these foreign counterpart patents are substantially similar to their counterpart U.S. patents. The foreign counterparts to the listed U.S. patents are scheduled to expire in various countries during the period 2012 to 2026.

        Finally, in November 2011, we entered into a settlement and license agreement, or the Settlement and License Agreement, with Janssen Biotech, Inc. (a subsidiary of Johnson & Johnson) and certain of its affiliated companies, or, collectively, Janssen, under which we obtained a non-exclusive license to the intellectual property in dispute. See "Our Strategic Alliance," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Annual Report on Form 10-K.

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

Research and Development Expenses

        We have made substantial investments in research and development. Research and development costs consist of salaries, stock-based compensation, employee benefits, license fees, laboratory supplies, costs associated with clinical trials, including amounts paid to clinical research organizations, other professional services and facility costs. Research and development expenses were $76.3 million, $93.6 million, and $157.1 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Our Strategic Alliance

        In February and June 2006, we entered into two agreements forming a collaboration to develop and commercialize peginesatide with Takeda. We and Takeda will co-develop and co-commercialize peginesatide in the U.S., and Takeda received an exclusive license to develop and commercialize peginesatide outside of the U.S. Takeda has primary responsibility and bears all costs for peginesatide's clinical development in support of regulatory approval for all territories outside the U.S. The February 2006 agreement and the June 2006 agreement are collectively referred to herein as the Arrangement.

        Under the February 2006 agreement, we granted an exclusive license to Takeda for development and commercialization of peginesatide in Japan. In December 2011, however, Takeda announced that it has decided not to commercialize peginesatide in Japan. Takeda is conducting a Phase 3 clinical program in Japan for the treatment of patients with anemia associated with chronic kidney disease, which Takeda expects to complete notwithstanding its decision not to commercialize peginesatide in Japan. In Japan, the majority of Phase 2 and Phase 3 clinical trials are completed, and the findings to date suggest that peginesatide can become a promising treatment option for Japanese renal anemia patients. We and Takeda are actively exploring other options for the commercialization rights for peginesatide in the Japanese market, including potentially licensing it to a third party.

        Further, under the February 2006 agreement, Takeda has paid us approximately $42 million to date, consisting of $17 million in upfront licensing fees, approximately $10 million for the purchase of equity, a $10 million cash milestone payment for the completion of the first Phase 1 trial of peginesatide in Japan, and in March 2010, a $5 million cash milestone payment for the initiation of Phase 3 trial of peginesatide in Japan. Upon Takeda's successful achievement of clinical development and regulatory milestones, we are eligible to receive from Takeda an additional aggregate of $33 million relating to the renal program. Takeda is responsible for all development and commercialization costs in Japan and will purchase the API for peginesatide from us. Assuming peginesatide is approved and launched in Japan, we will receive a royalty from Takeda on peginesatide sales in Japan.

        Under the June 2006 agreement, we expanded our collaboration to develop and commercialize peginesatide worldwide, which includes the co-development and co-commercialization of peginesatide in the U.S. Takeda received an exclusive license to develop and commercialize peginesatide outside of the U.S. During the development period of the collaboration, beginning January 1, 2007, Takeda was responsible for the first $50 million of third party expenses related to development in pursuit of U.S. regulatory approval of peginesatide, which was fully utilized through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses while we have been responsible for 30% of third party expenses. During the development period, we retained responsibility for 100% of our internal development expenses, most notably employee-related expenses.

        Further, under the June 2006 agreement, Takeda paid us an upfront license fee of $105 million, and we have received milestone payments upon completion of database lock of the Phase 3 clinical trials of $30 million for dialysis and non-dialysis. In addition, we earned a $10 million milestone in July 2011, as a result of the FDA acceptance for review of our NDA, which we recorded as collaboration revenue during the quarter ended September 30, 2011. Upon the successful achievement of clinical development and regulatory milestones, we are eligible to receive from Takeda an additional aggregate of $75 million relating to the renal program, including $50 million of milestone payments upon approval by the FDA in dialysis indications. In February 2012, the Marketing Authorization Application, or MAA, filed by Takeda in early 2012 was accepted by the European Medicines Agency, or EMA, which triggered a $5 million milestone payment from Takeda. We received this milestone payment in the first quarter of 2012, and we expect to recognize it as revenue in the same period. We and Takeda will share equally in the net profits and losses of peginesatide in the U.S., which include certain expenses related to the marketing and launch of peginesatide.

        Either party may terminate the February 2006 agreement or the June 2006 agreement for material breach by the other party. Takeda will have the right to terminate (a) for certain specified clinical development events or failures, or (b) for convenience upon six months written notice to us. In the event of any termination, Takeda will transfer and assign to us all rights to peginesatide in the affected territories. In addition, if Takeda terminates for convenience prior to the first commercial sale in the U.S. for reasons other than specified clinical development events or failures, then Takeda will pay us a termination fee.

        During the commercialization period under the Arrangement, which commenced in June 2011 upon the submission of our NDA to the FDA, Takeda bears responsibility for 70% of all third-party expenses related to U.S. development and 50% of all third party expenses related to the commercialization of peginesatide in the U.S. Certain employee-related expenses supporting preparation for commercialization of peginesatide in the U.S. are also shared equally. Such employee-related costs will include the cost of certain employees that would be required to commercialize the product such as field sales representatives, sales operations, medical science liaisons, nurse educators, conversion specialists, national accounts managers and reimbursement specialists. In addition, costs of certain employees in clinical, regulatory and other development functions supporting any post-marketing development activity required by the FDA or separately agreed to by the parties in the U.S. are shared equally.

        Operating expenses incurred by us which have been subject to reimbursement by Takeda under the Arrangement, which excludes API manufacturing costs were as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Research & Development	$19,849	$35,305	$112,079
Selling, General & Administrative	11,034	8,241	5,949

Total	$30,883	$43,546	$118,028

        We are also entitled to a launch allowance to help fund the initial costs associated with preparing to launch the product in the U.S., whereby Takeda will fund the first $20 million of U.S. commercial expenses. This launch allowance is non-refundable; however, in the event the product is approved for sale in the U.S., Takeda is entitled to deduct up to 8% of net sales from the profit share amounts which would have otherwise been due to us each period until they have recouped an amount equal to $11 million. As a result of the potential reductions in profit sharing post-launch stemming from the launch allowance, we have reflected amounts we receive under the terms of the launch allowance as a liability on our balance sheet. As of December 31, 2011, we have received $6.1 million of the launch allowance, which is reflected in the caption "Advance from Takeda" on our balance sheet.

        The Arrangement establishes a joint steering committee to oversee the development, regulatory approval and commercialization of peginesatide. We share responsibility with Takeda for clinical development activities required for U.S. regulatory approval of peginesatide. Specifically, we have primary responsibility for peginesatide's clinical development plan and clinical trials in the dialysis indication, and the non-dialysis indication to the extent of any further development, while Takeda has primary responsibility in the chemotherapy induced anemia and anemia of cancer indications to the extent any such indication is developed. We and Takeda have agreed to suspend the development of peginesatide to treat chemotherapy-induced anemia and to focus all development efforts for peginesatide on the treatment of chronic kidney disease anemia. We are responsible for U.S. regulatory filings in the dialysis, non-dialysis, chemotherapy induced anemia and anemia of cancer indications, including holding the NDAs for those indications. Takeda is responsible for regulatory filings outside the U.S. and the creation of a global safety database.

        Takeda will have primary responsibility, directly or indirectly through sublicensees, and bears all costs for peginesatide clinical development in support of regulatory approval for all territories outside the U.S. and will pay us a variable royalty based on annual net sales of peginesatide outside the U.S.

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

        In November 2011, as contemplated under the Arrangement, we and Takeda executed a Commercial API Supply Agreement which formalizes our respective responsibilities as they relate to the manufacture of peginesatide API by Affymax and the purchase of that API by Takeda for commercial manufacturing and sales of the product. We are also responsible for the manufacture and supply of all quantities of API to be used in the development and commercialization of peginesatide worldwide. Takeda remains responsible for the fill and finish steps in the manufacture of peginesatide worldwide under the Arrangement. Under the terms of the Commercial API Supply Agreement, Takeda has agreed to pay an aggregate of $10.8 million in deposits for commercial API shipments of existing materials already manufactured by us. Through December 31, 2011, we have received $7.2 million and shipped $5.2 million of API. The value of API shipped to Takeda has been recorded as deferred revenue. The remainder of the amount paid by Takeda has been recorded as a liability on our balance sheet.

        In November 2011, concurrent with the execution of the Settlement and License Agreement with Janssen, we and Takeda entered into an amendment to the Arrangement. Under the terms of this amendment, Takeda has agreed to pay up to $6.5 million in additional milestones to us in consideration of the upfront and milestone payments we are required to make to Janssen under the Settlement and License Agreement. $5.25 million of these milestones are earned based on regulatory and commercial events in the U.S. and the remaining $1.25 million is tied to regulatory events in the E.U. As of December 31, 2011, none of these milestones have yet been achieved and as such, we have not received any related payments from Takeda. We are solely responsible for the royalty payments to Janssen.

        In February 2012, as contemplated under the Arrangement, we and Takeda entered into a Co-Promotion Agreement to further specify and formalize terms and conditions relating to the joint U.S. commercialization activities for peginesatide including a corporate governance structure and division of roles and responsibilities between us and Takeda, including deployment of resources. We will deploy the sales force and the medical affairs field force but share marketing, account management and payer reimbursement related activities with Takeda. In addition, as we and Takeda split profits 50/50 in the U.S., the Co-Promotion Agreement provides further detail relating to the treatment of full time equivalent, or FTE, expenses used to calculate eligible commercial expenses incurred by us and Takeda thereunder. Consistent with the terms of the Arrangement, Takeda retains final decision making authority with respect to terms related to pricing and contracting and responsibility for distribution activities.

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

        In July 2006, we paid Nektar a $17.6 million milestone payment triggered by our receipt of a $105 million upfront payment from Takeda. In August 2011, we paid Nektar a $2.0 million milestone payment triggered by the acceptance from the FDA of our NDA submission for review.

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

Marketing and Sales

        While we do not currently have any marketed products, we are currently in the early stages of building out our commercial infrastructure to support sales and marketing of peginesatide if approved by the FDA. Our business model is to become a fully integrated biopharmaceutical company and it is to that end that we are developing commercial capabilities in the renal market in order to co-commercialize peginesatide under our Arrangement with Takeda. Costs associated with the sales and marketing infrastructure we are building are included in selling, general and administrative costs in our accompanying financial statements.

Competition

        We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. These companies also have significantly greater research capabilities than us. Many universities and private and public research institutes are active in chronic kidney disease research, some in direct competition with us. We also compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

        We estimate that rEPO generated approximately $2.0 billion of net revenues in the U.S. for 2011 attributable to use in dialysis patients with chronic kidney disease. If approved in the U.S. for treatment of anemia associated with chronic kidney disease in dialysis patients, we anticipate that peginesatide would compete with EPOGEN and potentially Aranesp, which are both marketed by Amgen. Aranesp, introduced in 2001, has significant market share in the U.S, particularly in the oncology and the non-dialysis markets, although it is approved for treatment in dialysis patients as well. In Europe, Roche has obtained regulatory approval to market, and has launched, a PEGylated ESA called Mircera. Mircera reportedly has greater plasma stability than any of the currently marketed products. PEG is a polymer that increases the time rEPO remains in the circulation and consequently can be dosed less frequently. Mircera has also obtained regulatory approval in the U.S., but as a result of Roche and Amgen's patent infringement litigation, Mircera has been found to infringe several U.S. patents owned by Amgen and has been enjoined from being sold in the U.S. until mid-2014 under the terms of a limited license.

        If Mircera enters the U.S. markets before peginesatide or upon its entry, we believe that Mircera will be in direct competition with peginesatide because of its ability to be longer acting than currently marketed ESAs in the U.S. for dialysis patients; therefore, it could potentially limit the market for peginesatide. In addition to currently marketed ESAs, there are several ESA product candidates in various stages of active development, including small molecules, by potential competitors, including FibroGen, Inc., that may promote the production of naturally-occurring EPO in patients.

        In addition, the introduction of biosimilars into the rEPO market in the U.S. would constitute additional competition for peginesatide, if approved. A biosimilar product is a subsequent version of an existing, branded biologic product. Several biosimilar versions of rEPO are available for sale in Europe, and in January 2012, Hospira, Inc. announced the beginning of its U.S. Phase 3 clinical program for its biosimilar version of rEPO with results anticipated in 2013. The patent for the existing, branded product must expire in a given market before biosimilars may enter that market. The patents for epoetin alfa, a version of rEPO, expired in 2004 in the E.U., and the remaining patents expire from 2012 through 2015 in the U.S. Upon entry into the U.S. market, biosimilars are expected to compete with peginesatide, if approved, and may drive down its price and sales volume, which would adversely affect our revenues.

        Finally, we face competition to enter into supply agreements with the major operators of dialysis clinics in the U.S. In particular, we may not be able to reach an agreement with either of the largest operators of dialysis clinics in the U.S., DaVita Inc. and Fresenius Medical Care, or DaVita and Fresenius, because DaVita entered into a supply agreement with Amgen to begin in January 2012, and Fresenius entered into a supply agreement with Amgen also to begin in January 2012. Amgen's supply agreements with DaVita and Fresenius may limit the market opportunity for peginesatide and adversely impact our ability to generate product sales.

Government Regulation and Product Approvals

        The clinical development, manufacturing and potential marketing of peginesatide is subject to regulation by various authorities in the U.S., the E.U. and other countries, including, in the U.S., the FDA, and, in the E.U., the EMA. In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. The FDA has very broad enforcement authority and failure to abide by applicable regulatory requirements can result in administrative or judicial sanctions being imposed on us, including warning letters, refusals of government contracts, clinical holds, civil penalties, injunctions, restitution, disgorgement of profits, recall or seizure of products, total or partial suspension of production or distribution, withdrawal of approval, refusal to approve pending applications, and criminal prosecution.

        Product development and approval within these regulatory frameworks takes a number of years, and involves the expenditure of substantial resources. Regulatory approval is required in all major markets in which products will be tested in development. At a minimum, such approval requires evaluation of data relating to quality, safety and efficacy of a product for its proposed use. The specific types of data required and the regulations relating to these data differ depending on the territory, the drug involved, the proposed indication and the stage of development.

        In the U.S., specific pre-clinical data, chemical data and a proposed clinical study protocol must be submitted to the FDA as part of an Investigational New Drug application, or IND, which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase 1 trials may commence only after the IND application becomes effective. Prior regulatory approval for human healthy volunteer studies is also required in member states of the E.U. Currently, in each member state of the E.U., following successful completion of Phase 1 trials, data are submitted in summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase 2 trials. In the U.S., following successful completion of Phase 1 trials, further submissions to regulatory authorities are necessary in relation to Phase 2 and 3 trials to update the existing IND. Authorities may require additional data before allowing the trials to commence and could demand discontinuation of studies at any time if there are significant safety issues. In addition to regulatory review, a clinical trial involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body differ from country to country.

        Information generated in the clinical trial process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the approval process. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product and even if clinical trials were successfully completed, there could be no assurance that applications for required authorizations to manufacture or market potential products would be submitted, or that any such application would be reviewed and approved by appropriate regulatory authorities in a timely manner, if at all. In order to gain marketing approval, a dossier must be submitted to the relevant authority for review, which is known in the U.S. as a NDA and in the E.U. as a MAA. The format is usually specified by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product and non-clinical and clinical data. In May 2011, we submitted a NDA for peginesatide to the FDA for treatment of anemia in chronic kidney disease patients on dialysis, which the FDA accepted and filed for review in July 2011. In February 2012, Takeda submitted a MAA that was accepted by the EMA. However, there can be no assurance that such applications will be reviewed or approved by the FDA or EMA, respectively, in a timely manner, or at all.

        Further, the potential commercial success of peginesatide is subject to the recent and future actions of CMS. Prior to 2011, CMS generally reimbursed ESAs at average selling price plus 6%. In January 2011, however, a new bundled payment system commenced whereby CMS will make a single bundled payment to dialysis facilities for each dialysis treatment that will cover all renal dialysis services, including ESAs. In November 2011, pursuant to FDA label changes, CMS, through rulemaking, modified its performance incentive program for dialysis providers by removing a performance measure focused on maintaining hemoglobin level above 10g/dL in dialysis patients. These recent events by CMS, and further action by the agency, may create incentives for lower overall utilization of ESAs and reduce the commercial potential for peginesatide.

        Finally, pharmaceutical companies are subject to various federal and state healthcare laws. These healthcare laws include: federal "sunshine laws" that require transparency regarding financial arrangements with healthcare providers; the federal Anti-Kickback Law that prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration in exchange for referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid; federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting false claims for payment from Medicare, Medicaid or other third-party payors; and state law equivalents of each of these federal laws. Because of the far-reaching nature of these laws, there can be no assurance that we will be able to strictly comply with these laws.

  U.S. Approval Process

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

  •
  the submission to the FDA of a NDA; and

  •
  FDA review and approval of the NDA.

        FDA approval of the NDA is required before marketing of the product may begin in the U.S. The FDA has agreed to certain performance goals in the review of NDAs. Although applications for non-priority drug products are intended to be reviewed within 10 months, the review process may be substantially extended by FDA requests for additional information, preclinical or clinical studies, clarification regarding information already provided in the submission, submission of a risk evaluation and mitigation strategy or proposed labeling. The FDA may refer an application to an advisory committee for review, which was convened for review of peginesatide. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making decisions. Even though the advisory committee made a favorable recommendation, the FDA may still reject an application for approval. Before approving a NDA, the FDA will typically inspect the facilities at which the product candidate is manufactured and will not approve the product candidate unless GMP compliance is satisfactory. FDA also typically inspects facilities responsible for performing animal testing, as well as clinical investigators who participate in clinical trials and the sponsor. The FDA may refuse to approve a NDA if applicable regulatory criteria are not satisfied. In addition, the FDA may require additional testing or information, may limit the indications for use and may require post-marketing testing and surveillance to monitor the safety or efficacy of a product. For example, the advisory committee discussed various measures, including a risk evaluation and mitigation strategy, a postmarketing study and label restrictions, to assure safe use of peginesatide. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Because the testing and approval process requires substantial time, effort and financial resources, our product candidates may not be approved on a timely basis, if at all.

  E.U. Approval Process

        In the E.U., there is, for many products, a choice of two different authorization routes: centralized and decentralized. Under the centralized route, one marketing authorization is granted for the entire E.U., while under the decentralized route a series of national marketing authorizations are granted. In the centralized system, applications are reviewed by members of the Committee for Medicinal Products for Human Use, on behalf of the EMA. The EMA will, based upon the review of the Committee for Medicinal Products for Human Use, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, we can choose to use the decentralized route, in which case the application will be reviewed by each member state's regulatory agency. If the regulatory agency grants the authorization, other member states' regulatory authorities are asked to "mutually recognize" the authorization granted by the first member state's regulatory agency. Approval can take several months to several years or be denied. The approval process can be affected by a number of factors. Additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. Regulatory authorities may conduct inspections of relevant facilities and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further, inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical trials are usually necessary to gain approval for additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect product marketability. In February 2012, Takeda submitted a MAA that was accepted by the EMA under the centralized authorization route.

Employees

        As of December 31, 2011, we had 130 employees. We had 78 employees engaged in research and development, and the remainder of our employees were engaged in other selling, general and administrative functions or medical affairs. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Item 1A.    Risk Factors.

        Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Annual Report on Form 10-K. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

Risks Related to Our Business

We are dependent on the success of peginesatide. Peginesatide is a new chemical entity and currently our only product candidate. We cannot give any assurance the development program for peginesatide will be successful or completed in a timely or effective manner. Our previously announced Phase 3 results present challenges to our ability to obtain regulatory approval for peginesatide particularly in view of the heightened concerns surrounding safety of erythropoiesis stimulating agents, or ESAs. Our failure to demonstrate the safety and effectiveness of peginesatide to the satisfaction of the United States, or U.S., Food and Drug Administration, or FDA, will prevent us from receiving regulatory approval and would have a material and adverse impact on our business. Even if the FDA approves our New Drug Application, or NDA, the length of the review process may be longer than anticipated or the FDA may impose requirements, conditions and restrictions that could significantly increase costs or delay and limit our ability to successfully commercialize peginesatide or otherwise severely harm our business.

        Peginesatide, an ESA, is a new chemical entity and currently our only product candidate. In order to commercialize peginesatide, we will be required to establish that peginesatide is sufficiently safe and effective to obtain regulatory approvals, which we may fail to do.

        In late June 2010, we announced preliminary top-line results from the peginesatide Phase 3 clinical program for the treatment of patients with anemia associated with chronic kidney disease. Our Phase 3 clinical program included four open-label, randomized controlled clinical trials. Two of these trials, called PEARL 1 and PEARL 2, were conducted in non-dialysis patients and designed to evaluate the safety and efficacy of peginesatide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of peginesatide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to peginesatide. Analysis of efficacy and safety for all of the Phase 3 studies were based primarily on assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint, the mean change in hemoglobin from baseline, in each of the four Phase 3 studies met the statistical criteria for non-inferiority. In addition, peginesatide met the statistical criterion for non-inferiority for the assessment of safety for the cardiovascular composite safety endpoint, or CSE, which was composed of death, stroke, myocardial infarction, congestive heart failure, unstable angina and arrhythmia from a pooled safety database across the four Phase 3 trials. However, some differences were observed when secondary analyses were conducted, including a difference in a subgroup analysis conducted in the PEARL trials where the frequency of CSE events was higher in the peginesatide group relative to the comparator in non-dialysis patients, as previously described in our Current Report on Form 8-K dated June 21, 2010 and in Part I, Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2010.

        The differences observed in the Phase 3 secondary analyses present risks to our ability to obtain regulatory approval for peginesatide particularly in view of the heightened concerns surrounding the safety of ESAs. Based on our discussions with the FDA regarding the regulatory path for peginesatide in light of the Phase 3 results, we submitted a NDA for treatment of anemia in chronic kidney disease patients on dialysis in May 2011. Although the NDA has been filed and accepted for review, any negative perception of peginesatide's safety relative to other ESAs would significantly limit the likelihood of obtaining regulatory approval for peginesatide. The issues arising from the Phase 3 results have caused significant delay and may negatively impact the likelihood of regulatory approval, and may significantly increase the likelihood of FDA requirements, restrictions and conditions if regulatory approval is obtained. Any or all of these factors may significantly reduce the ultimate commercial potential of peginesatide. Regardless of whether peginesatide met the statistical criteria for non-inferiority to the comparator drugs, peginesatide could still fail to establish that it is sufficiently safe for regulatory approval for any indication. In addition to data from clinical trials, extensive data from pre-clinical studies, including carcinogenicity studies, has been submitted as part of the NDA. As peginesatide is the first ESA to undergo carcinogenicity studies, the regulatory requirements and standards for review remain uncertain and may increase the risk for regulatory approval. The results from earlier pre-clinical testing and prior clinical trials may not be predictive of results obtained in other pre-clinical models, later clinical trials or in a practice setting. In addition, the approval of our NDA may be delayed or fail for many reasons, including:

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

  •
  the FDA may have difficulties approving a dosing regimen for peginesatide in view of the FDA's safety concerns surrounding hemoglobin variability, rates of rise and excursions with ESAs as a class;

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

  •
  the FDA may identify deficiencies in our manufacturing processes, facilities or analytical methods or those of our third party contract manufacturers or Takeda Pharmaceutical Company Limited, or Takeda, our collaboration partner; and

  •
  the FDA may still deny approval as it is not bound by the recommendations of its Oncologic Drug Advisory Committee, or ODAC, which voted 15 to 1, with 1 abstention, in December 2011 that peginesatide demonstrated a favorable benefit/risk profile for use in the treatment of dialysis patients with anemia due to chronic kidney disease.

A delay in the FDA review of our NDA, or denial of approval, would delay or foreclose commercialization of peginesatide.

        Even if the FDA ultimately approves our NDA, the FDA may impose requirements, conditions and restrictions that could significantly increase costs or delay and limit our ability to successfully commercialize peginesatide. For example, as a result of our Phase 3 clinical results with respect to non-dialysis patients, the ODAC discussed various measures, including a REMS, a postmarketing study and label restrictions, to assure safe use of peginesatide, including minimizing the risk of administration to non-dialysis patients.

        The FDA may require a REMS plan for peginesatide, which could include:

  •
  a medication guide to explain the risks and benefits of peginesatide;

  •
  a communication plan to disseminate information regarding the risks of peginesatide, the applicable safety protocols and the REMS plan—e.g., a "Dear Healthcare Provider" letter;

  •
  limited or targeted distribution including elements to assure safe use, which could require healthcare providers who administer peginesatide to have specialized training, experience or certifications, require dialysis centers to be specially certified, require patients to sign an informed consent acknowledging the risks of peginesatide prior to treatment, require monitoring of each patient who uses peginesatide and require them to be enrolled in a registry; and

  •
  an implementation system to monitor, evaluate, and improve the implementation of the REMS plan.

        The FDA may also require postmarketing studies or trials to further evaluate the safety of peginesatide and may require postmarketing commitments to monitor adverse events. Finally, the FDA may impose label restrictions to address safety concerns. Such label restrictions could include limited indications and usage, expanded contraindications and expanded warnings and precautions. Any REMS plan, postmarketing studies, trials or commitments or label restrictions could significantly delay, limit, or prevent, successful commercialization of peginesatide or otherwise severely harm our business and financial condition.

Results from the Trial to Reduce Cardiovascular Endpoints with Aranesp Therapy, or TREAT, heightens concerns surrounding safety of ESAs and increases the regulatory risk for peginesatide as the class faces greater regulatory scrutiny. These concerns may limit our ability to develop and obtain regulatory approval for peginesatide, or to do so on a timely basis. The FDA recently announced label changes including additional boxed warnings and more conservative dosing guidelines for ESAs in the treatment of anemia in chronic kidney disease. We cannot predict what future actions the FDA may take that could affect the potential of peginesatide given the uncertain regulatory environment.

        In late 2009, Amgen Inc., or Amgen, announced the results of TREAT, its large, randomized, double-blind, placebo-controlled Phase 3 study of patients with chronic kidney disease (not requiring dialysis), anemia and type-2 diabetes. In this study, treatment of anemia with Aranesp to a target hemoglobin of 13 g/dL, which was higher than the 10 g/dL - 12 g/dL range previously approved by the FDA in the label. Study results reportedly failed to show benefit compared to the control group with regard to composite of time to all-cause mortality or cardiovascular morbidity (including heart failure, heart attack, stroke, or hospitalization for myocardial ischemia) and a composite of time to all-cause mortality or chronic renal replacement. In addition, higher rates of stroke were reported amongst patients treated with Aranesp compared to the control group. Further, among a subgroup of patients with a history of cancer at baseline, a statistically significant increase in deaths from cancer was observed in the Aranesp treated patients compared to placebo treated patients. However, Aranesp treatment reportedly was associated with a statistically significant reduction in blood transfusions and a modest improvement in patient reported fatigue.

        In January 2010, FDA officials published an editorial in the New England Journal of Medicine entitled "Erythropoiesis-Stimulating Agents—Time for a Reevaluation" and plans to convene a public advisory committee meeting to evaluate the use of ESAs in the treatment of anemia due to chronic kidney disease. The editorial noted that a number of randomized trials, including TREAT, have attempted to show that using ESAs to raise hemoglobin concentrations to higher targets improves clinical outcomes but rather have suggested the opposite. Accordingly, the article indicates that more conservative hemoglobin targets (well below 12 g/dL), more frequent hemoglobin monitoring, and more cautious dosing, should be evaluated.

        In February 2010, the FDA announced that ESAs must be prescribed and used under a REMS to ensure the safe use of these drugs. As part of the REMS, a medication guide explaining the risks and benefits of ESAs must be provided to all patients receiving ESAs for all indications. In addition, in the case of oncology use, the FDA required ESA manufacturers to implement training for hospitals and healthcare professionals and the signing of a patient informed consent acknowledging the risks of ESA use prior to treatment. As part of any REMS, the manufacturer has reporting and monitoring obligations to ensure compliance.

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

        The TREAT results and the FDA's recent and potential future actions represent additional challenges to ESAs as a class and increase the uncertainty associated with peginesatide's regulatory approval. Even prior to these recent events, for the last several years, the FDA, the medical community, and others have recently raised significant safety concerns relating to commercially available ESAs as a result of reports of increased mortality and side effects from a number of clinical trials. These concerns have resulted in a number of negative actions affecting the market for ESAs, including the following:

  •
  As a result of concerns associated with administering ESAs to target higher hemoglobin levels, the FDA required revised warnings, including boxed warnings, be added to labels of currently marketed ESAs advising physicians to monitor hemoglobin levels and to use the lowest dose of ESA to increase the hemoglobin concentration to the lowest level sufficient to avoid the need for red blood cell transfusions.

  •
  The FDA also issued a public health advisory statement re-evaluating the safe use of the ESA class and convened the ODAC, in May 2007 to consider recent information on risks associated with ESAs for use in the treatment of anemia in cancer patients. The ODAC recommended that the FDA institute restrictions on the usage of currently marketed ESAs, including limitations on the treatment of certain types of cancer and the duration of treatment.

  •
  The FDA also convened a joint meeting in September 2007 of the Cardiovascular and Renal Drugs Advisory Committee and the Drug Safety and Risk Management Advisory Committee to review the risks and benefits of ESAs.

  •
  The FDA approved revised boxed warnings and other safety-related product labeling changes for commercially available ESAs during 2007 and thereafter.

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

  •
  In July 2008, the FDA announced additional safety-related label restrictions for the use of commercially available ESAs including revisions to the boxed warnings to provide that ESAs are not indicated for patients undergoing chemotherapy expected to cure their cancer. In addition, the FDA required new prescribing information to assure that ESA therapy is not initiated until the hemoglobin level drops below 10 g/dL.

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

        We cannot predict what further action, if any, the FDA may take, which may include, among others, additional label restrictions, the use of informed consents, further lowering or removal of target hemoglobin levels, or even the removal of indications from the label altogether. Further, regardless of whether the FDA takes additional action or not, the Centers for Medicare and Medicaid Services, or CMS, and private payors may still decide separately to lower or discontinue reimbursement as CMS has recently adopted changes and continues to evaluate reimbursement policy for ESAs.

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

        Our development program for peginesatide may not lead to a commercial drug either because we fail to adequately demonstrate that it is safe and effective in clinical trials and or pre-clinical studies and we therefore fail to obtain necessary approvals from the FDA and similar foreign regulatory agencies, or because we have inadequate financial or other resources to advance peginesatide through development and commercialization. The Phase 3 results remain subject to a final determination as to the safety and efficacy of peginesatide by the FDA. Any significant delay or failure to obtain approval of peginesatide would have a material and adverse impact on our business as we would have to incur substantial expense and it would take a significant amount of time and resources to bring any future product candidate to market, if ever.

We have relied and continue to rely on numerous third parties, particularly CROs, to conduct and complete our development program for peginesatide. If we cannot obtain the necessary third-party assistance on acceptable terms, then we may not be able to obtain regulatory approval for peginesatide.

        Due to the size and limited experience of our organization, we have relied heavily on CROs, contractors and other third parties to assist us in managing, monitoring and otherwise conducting clinical trials. Our Phase 3 clinical program for peginesatide was large and complex and conducted at over 300 sites in the U.S. and Europe. Even though we have completed our Phase 3 clinical program and our NDA was accepted for review, we continue to require the assistance of these third parties through the FDA review process and in the future. We have had significant difficulties obtaining the necessary and quality resources. We continue to compete with larger and other companies for the attention and assistance of these third parties. If we are unsuccessful in obtaining the needed assistance on acceptable terms, we will have difficulty maintaining our timelines and obtaining approval for peginesatide.

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

Even if peginesatide is approved by the FDA, we may not be able to commercialize it successfully.

        If peginesatide is approved by the FDA, our success will depend on our ability to commercialize the product successfully, including the ability to:

  •
  achieve acceptance and generate product sales through Takeda's execution of agreements with one or more major operators of dialysis clinics on commercially reasonable terms; obtain a Medicare reimbursement code for peginesatide, and receive adequate levels of reimbursement;

  •
  hire, train, deploy and support a qualified commercial and medical affairs organization and field force;

  •
  support the process of dialysis clinics to safely and efficiently convert dialysis patients to peginesatide;

  •
  create market demand for peginesatide through our education, marketing and sales activities, as well as through our co-promotion agreement with Takeda, including our ability to establish or demonstrate the safety and efficacy of peginesatide;

  •
  comply with requirements established by the FDA, including REMS, postmarketing studies, trials or commitments or label restrictions;

  •
  comply with other healthcare regulatory requirements;

  •
  manufacture the Active Pharmaceutical Ingredient, or API, for peginesatide in sufficient quantities and in compliance with requirements of the FDA and similar foreign regulatory agencies and at an acceptable quality and pricing level in order to meet commercial demand; and

  •
  ensure that the entire supply chain for peginesatide—from API to finished product—efficiently and consistently delivers peginesatide to our customers.

        If we are unable to successfully commercialize peginesatide, then we will not be able to generate product sales, which will have a material adverse impact on our business and our prospects.

If we are unable either to build commercial, medical affairs and distribution capabilities or enter into agreements with third parties to perform these functions, we will be unable to commercialize peginesatide successfully.

        We currently have limited commercial and medical affairs capabilities, and we have no experience commercializing a pharmaceutical product. To commercialize peginesatide, we must either further develop internal sales, marketing, contracting, reimbursement, and distribution capabilities, or make arrangements with third parties to perform these services. As we currently plan to market peginesatide directly with Takeda, we must commit significant time and financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Factors that may inhibit our efforts to commercialize peginesatide directly or indirectly with Takeda include:

  •
  our inability to recruit and retain adequate numbers of effective commercial and medical affairs personnel;

  •
  the inability of sales personnel to obtain access to adequate numbers of physicians to prescribe peginesatide;

  •
  our inability to train sales personnel, who will have no prior experience with our company or peginesatide, to deliver a consistent and appropriate message regarding peginesatide and be credible and persuasive in convincing physicians to prescribe the product;

  •
  our inability to equip sales personnel with effective materials, including medical and sales literature to help them inform and educate physicians and other healthcare providers regarding peginesatide and its proper administration;

  •
  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

  •
  our inability to manage a potential substantial increase in our number of full-time employees in a matter of months; and

  •
  unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

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

Our commercial success depends upon attaining significant market acceptance of peginesatide among physicians, patients and health care payors. Further, our commercial success depends upon attaining significant market acceptance of peginesatide among the major operators of dialysis clinics as well as reaching an agreement with one or more of such major operators of dialysis clinics. We may not be able to reach agreement with either of the largest operators of dialysis clinics in the U.S., DaVita Inc. and Fresenius Medical Care, or DaVita and Fresenius, respectively, because DaVita entered into a seven-year supply agreement with Amgen commencing in January 2012 and Fresenius entered into a "multi-year" supply agreement with Amgen also commencing in January 2012.

        Peginesatide has not been approved or commercialized for any indication and we are planning to pursue approval from the FDA for treatment of anemia associated with chronic kidney disease in dialysis patients. Even if approved for sale by the appropriate regulatory authorities, reimbursement on a bundled basis adopted by CMS may create incentives for significantly lower utilization or dosing of ESAs, including peginesatide, and physicians may not prescribe peginesatide, in which case our ability to sell product and become profitable would be adversely impacted.

        The therapeutic indication targeted by peginesatide has been served by our competitor's products for many years. These products may now be said to be the standard of care, and it may be difficult to encourage healthcare providers to switch from products with which they and their patients have become comfortable. This dialysis market, which peginesatide will attempt to penetrate, is highly established and concentrated, with two ESA products serving a significant majority of all dialysis patients on Medicare. In addition, dialysis clinics using ESAs could incur substantial expense in administration and training if they were to switch from current ESAs to peginesatide. The concentration of customers for ESAs within the dialysis market may pose a risk to our ability to obtain revenues or favorable margins on peginesatide, if approved.

        Finally, if we cannot reach an agreement with one or more of the major companies operating dialysis clinics in the U.S., or even if we can but we cannot do so on favorable terms or on a timely basis, the revenue opportunity for peginesatide could be significantly reduced. In particular, we may not be able to reach an agreement with either of the largest operators of dialysis clinics in the U.S., DaVita and Fresenius, because DaVita entered into an ESA-supply agreement with Amgen to begin in January

2012, and Fresenius entered into an ESA-supply agreement with Amgen also to begin in January 2012. Amgen markets the ESAs EPOGEN and Aranesp.

        In November 2011, DaVita and Amgen announced the execution of a seven-year agreement whereby Amgen would supply EPOGEN to meet at least 90% of DaVita's requirements for ESAs used in providing dialysis services in the U.S. commencing in January 2012. In addition, Fresenius announced the execution of a "multi-year" agreement with Amgen whereby Amgen would supply EPOGEN on a "non-exclusive" basis to Fresenius commencing in January 2012. Amgen has not disclosed this agreement with Fresenius in any of its public filings to date.

        The specific terms of the Amgen-DaVita agreement and the Amgen-Fresenius agreement have not been publicly disclosed, and we cannot predict how these agreements may impact the commercial opportunity for peginesatide if and when it is launched. But these agreements may limit the market opportunity for peginesatide and adversely impact our ability to generate product sales.

Our commercial success depends on the market opportunity for peginesatide, which may be significantly reduced as a result of the increasing controversy surrounding ESAs, the TREAT results and recent and future actions by the FDA and CMS.

        Safety concerns have significantly reduced the market for ESAs in recent years. As the perception of the risks of ESA usage continues to increase with the controversy surrounding the TREAT results, the concerns are likely to further negatively impact the use of ESAs and the commercial potential of peginesatide. The FDA's recent actions, including the removal of target hemoglobin ranges, may limit the use of ESAs in chronic kidney disease in dialysis patients. In addition, we cannot guarantee that future decisions by CMS will support current ESA utilization levels or provider adoption of peginesatide. CMS held Medicare Evidence Development & Coverage Advisory Committee, or MedCAC, meetings in March 2010 and January 2011 to review current ESA coverage policy based on the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease, and the role of ESAs in successful kidney transplantation, respectively. In November 2011, pursuant to the FDA label changes, CMS, through rulemaking, modified its performance incentive program for dialysis providers by removing a performance measure focused on maintaining hemoglobin level above 10g/dL in dialysis patients, which may create incentives for lower overall ESA utilization. These recent events and further action by FDA to continue to restrict ESA use or decrease reimbursement coverage by CMS could have a materially negative impact on the size of the ESA market in the U.S. and reduce the overall size of the market peginesatide is expected to compete in at the time of launch. Not only may a small imbalance in safety events or unfavorable signal or trend against peginesatide increase FDA approval risk or the risk of peginesatide obtaining reimbursement, but any negative perception of peginesatide's safety relative to other ESAs could keep us from successfully commercializing peginesatide.

Peginesatide is our only product candidate and we may not develop any other product candidates for the foreseeable future.

        Peginesatide is the main focus of our business, which we expect to be the case for the foreseeable future. Accordingly, until we are able to obtain additional financing and resources to commercialize peginesatide, we are unlikely to be able to successfully discover or develop any other product candidates. Further, we have had to reduce our research capabilities and efforts, including the elimination of certain research programs even some activities related to the support of peginesatide. We have limited ability and resources to pursue internal research and programs and strategic collaborations for the development of new products. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including, but not limited to, the following:

  •
  the financial and internal resources may be insufficient and are needed for peginesatide;

  •
  the research methodology used may not be successful in identifying potential product candidates;

  •
  competitors may develop alternatives that render our product candidates obsolete;

  •
  a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory requirements for approval;

  •
  a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or

  •
  a product candidate may not be accepted by patients, the medical community or third party payors.

The U.S. market opportunity for peginesatide may deteriorate significantly after the entry of biosimilars in the U.S.

        In March 2010, federal legislation gave the FDA authority to create an abbreviated approval path for biological products that are demonstrated to be "biosimilar" to, or "interchangeable" with, an FDA-approved biological product. In February 2012, the FDA released three draft guidance documents regarding this abbreviated approval path for biosimilar products, and the FDA is accepting public comments on these documents. A biosimilar product would be a subsequent version of an existing, branded FDA-approved biologic product. The patent for the existing branded product must expire in a given market before biosimilars may enter that market.

        The patents for epoetin alfa, a version of recombinant human erythropoietin, or rEPO, expired in 2004 in the European Union, or E.U., and the remaining patents expire from 2012 through 2015 in the U.S. Biosimilars of rEPO are currently being developed or sold in the E.U., and in various other markets outside the U.S. And in January 2012, Hospira Inc. announced the beginning of its U.S. Phase 3 clinical program for its biosimilar of rEPO with results anticipated in 2013.

        We expect that biosimilars, including rEPO, will be sold at a discount to existing branded products when they are launched in the U.S. as in the E.U. The introduction of biosimilars into the rEPO market in the U.S. could prove to be a significant threat to peginesatide if they are able to demonstrate biosimilarity to existing rEPO. Biosimilars will constitute additional competition for peginesatide, if approved, and are expected to drive its price and sales volume down, which would adversely affect our revenues.

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

        We have experienced significant operating losses since our inception in 2001. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. At December 31, 2011, we had an accumulated deficit of $450.3 million. Due to the recognition of revenues from milestone payments from our collaboration with Takeda, we were profitable for the three and nine months ended June 30, 2010 and may have profitable quarters from time to time if we are successful in obtaining FDA approval for peginesatide. We continue to expect to incur substantial losses in order to complete the development and commercialization of peginesatide.

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to:

  •
  prepare to launch and commercialize peginesatide, including building our own commercial organization, sales force and infrastructure to address renal markets;

  •
  prepare for the manufacturing process for peginesatide at our contract manufacturers for commercial launch;

  •
  pursue approval of the NDA for peginesatide through the FDA review process, which is a lengthy and uncertain process; and

  •
  complete clinical development of peginesatide, and any postmarketing requirements.

        We believe that our existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least the next 12 months. However, further challenges or delays to approval and commercialization of peginesatide may require us to raise additional funding to complete the development and commercialization of peginesatide. Since the announcement of our Phase 3 data in late June 2010 and the arbitration decision in October 2010, we have experienced a severe decline in our stock price, which has impaired our ability to access capital on potentially favorable terms. In contrast, our funding needs have only increased with the delays in the peginesatide development program, the potential loss of milestone payments from Takeda associated with the non-dialysis indication. Our failure to raise capital when needed may harm our business and operating results.

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

        We expect to continue to incur substantial operating losses as we pursue regulatory review and approval of the NDA, add infrastructure and operations to support commercialization of peginesatide, and potentially begin new research and development programs. Our ability to generate product sales depends heavily on our ability to successfully develop and secure regulatory approval for, and commercially launch, our product candidate, peginesatide. If due to lengthy and complicated development, clinical and regulatory requirements or any other reason, we are unable to commercialize peginesatide, we may never be able to commercialize any future product candidates.

        Even if we receive regulatory approval of peginesatide, we must successfully commercialize peginesatide before we can become profitable. We expect to incur substantial expenses associated with our commercialization efforts, as well as share in those of Takeda's, prior to obtaining approval of peginesatide in preparation for launch into a highly competitive market as well as thereafter. Accordingly, we may never generate significant revenues and, even if we do generate product sales, we may never achieve or sustain profitability.

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

        We face competition from established pharmaceutical and biotechnology companies, in particular companies that have an approved ESA on the market. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer side effects or are less expensive than peginesatide or any other future products that we may develop and commercialize. Significant delays in the approval or commercialization of peginesatide could allow our competitors to bring new products to market before we do and impair our ability to commercialize peginesatide. Competitors may also reduce the price of their ESAs in order to gain market share. These price reductions could force us to lower the price of peginesatide in order to compete effectively, resulting in lower revenues and reduced margins on the sales of peginesatide.

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

The success of peginesatide is dependent upon the strength and performance of our collaboration with Takeda in the U.S. If we fail to maintain our existing collaboration with Takeda, such termination would likely have a material adverse effect on our ability to continue to develop peginesatide and our business.

        The maintenance and successful performance of our strategic collaboration with Takeda for development of peginesatide is an important part of our business model. Our collaboration with Takeda is extremely complex, particularly in the context of our planned U.S. commercial launch with respect to financial provisions, allocations of responsibilities, and the respective rights of the parties in decision making. Accordingly, significant aspects of the development and commercialization of peginesatide require Takeda's agreement or approval prior to implementation, which could cause significant delays that may materially impact the potential success of peginesatide in the U.S. Further, if we are not able to reach agreement with Takeda or maintain our existing collaboration with Takeda on plans and efforts to develop and commercialize peginesatide, our business could be severely and adversely affected. Takeda has the ability to terminate each of the collaboration agreements upon an uncured material breach by us or even in the absence of a material breach with six months notice. Currently, Takeda could terminate either or both of our collaboration agreements, which would likely have a material adverse effect on the advancement of our peginesatide program and our business. Events such as the suspension of the peginesatide oncology program, the impact of the Phase 3 results on the renal program particularly on the non-dialysis indication, and the decreased market opportunity for ESAs may increase the possibility that Takeda may elect to terminate the collaboration or limit the resources Takeda is willing to commit to peginesatide on a worldwide basis, particularly in advance of obtaining regulatory approvals for peginesatide. In December 2011, Takeda notified us of its decision not to commercialize peginesatide in Japan, which may negatively impact Takeda's overall commitment in the U.S. or elsewhere. Through the collaboration, Takeda currently provides development and commercialization funding and performs important functions, including conduct of certain clinical trials and manufacturing activities, and is expected to pay us milestone payments upon the completion of certain events, all of which would be unavailable to us in the case of an early termination of the collaboration. Even in the absence of a termination, the significant resources and commitment that may be required to successfully commercialize peginesatide in the U.S. may be limited, and Takeda's failure to provide funding or perform its obligations on a timely basis in anticipation of commercial launch may have a material adverse effect on our business and the success of peginesatide, in particular in the U.S. If we fail to maintain the Takeda collaboration or establish and maintain additional strategic collaborations for any other potential product candidates that we may pursue:

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

The commercial success of peginesatide in the U.S. depends in significant part on the development and commercialization efforts of Takeda, over which we have limited control in the U.S. The corporate governance structure and division of roles and responsibilities with Takeda under our co-promotion agreement is complex and requires substantial coordination and focus on the part of Takeda to successfully execute our plans. Outside of the U.S. in the Takeda territory, we are solely dependent on the efforts and commitments of Takeda, either directly or through third parties, to further develop and commercialize peginesatide. If our collaborations are unsuccessful, our ability to develop and commercialize products through our collaborations, and to generate future product sales, would be significantly reduced.

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

        Under our collaboration with Takeda in the U.S., we co-develop and co-commercialize peginesatide in the U.S. Because we share responsibility with Takeda for clinical development and commercialization activities in the U.S., which involves a complex corporate governance structure and division of roles and responsibilities, the conduct and success of the peginesatide program is substantially dependent on the efforts of Takeda over which we have limited or no control. Further, as Takeda has significant rights, responsibilities and decision-making authority over commercialization of peginesatide in the U.S. including final decision making authority with respect to pricing, contracting and distribution activities, any failure of Takeda to act in a timely manner or make adequate investments of funds or resources may delay further development or commercialization of peginesatide that may result in a negative impact on our planned timelines, require us to contribute more resources to successfully commercialize peginesatide and decrease the likelihood of commercial success for peginesatide in the U.S.

        Outside of the U.S., Takeda holds an exclusive license to develop and commercialize peginesatide and has primary responsibility for filing regulatory submissions and obtaining product approvals in those territories, including in Europe and Japan. As a consequence, any progress and commercial success in those territories is dependent solely on Takeda's efforts and commitment to the program. Takeda's recent decision not to commercialize peginesatide in Japan and the delay or failure to secure a third party to commercialize the product in a timely manner may significantly reduce the commercial opportunity in that territory. In addition, Takeda may delay, reduce or terminate development efforts relating to peginesatide elsewhere, independently develop products that compete with peginesatide, or fail to commit sufficient resources to the marketing and distribution of peginesatide. Competing products or programs, either developed by Takeda or to which our collaboration partners have rights or acquire in the future, may result in our partners' withdrawal of support for peginesatide.

        In the event that Takeda fails to diligently develop or commercialize peginesatide, our collaboration and co-promotion agreements provide us the right to allege breach and if successfully asserted, terminate our partner's rights in certain instances. However, our ability to enforce the diligence provisions and establish breach of Takeda's diligence or other obligations so as to obtain meaningful recourse within a reasonable timeframe is uncertain. Further, any decision to pursue available remedies including termination would impact the potential success of peginesatide and we may choose not to as we may not be able to find another partner and any new collaboration will likely not provide comparable financial terms to those in our Takeda Arrangement. In the event of our termination, this may require us to commercialize peginesatide on our own, which is likely to result in significant additional expense and delay. Significant changes in Takeda's business strategy, resource commitment and the willingness or ability of Takeda to complete its obligations under the Arrangement, particularly in advance of obtaining regulatory approvals in the U.S. and abroad, could materially affect the potential success of peginesatide.

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

        Market acceptance and sales of peginesatide will depend on reimbursement policies and may be affected by future health care reform measures. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for peginesatide. Also, we cannot be sure that reimbursement amounts or policies will not reduce the demand for, or the price of, peginesatide. We have not commenced efforts to have peginesatide reimbursed by government or third party payors. If reimbursement is not available, is available only to limited levels or is not available in a timely manner, then we may not be able to commercialize peginesatide.

        In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell peginesatide profitably.

        In response to the FDA's recent boxed warning and public health advisories, CMS has significantly restricted coverage of ESAs. In July 2007, CMS issued its National Coverage Decision Memorandum for Use of Erythropoiesis Stimulating Agents in Cancer and Neoplastic Conditions, or the National Coverage Decision, that determined that ESA treatment was not reasonable or necessary for certain medical conditions, including any anemia of cancer not related to cancer treatment, among others. The National Coverage Decision also established the ESA reimbursement policy for Medicare and other government beneficiaries who are treated for chemotherapy-induced anemia and contains a coverage restriction for hemoglobin levels greater than 10g/dL, which has had a material adverse effect on the use of ESAs. In July 2007, CMS also issued revisions to its reimbursement policies for the use of ESAs for end stage renal disease in cases where hemoglobin levels exceed 13 g/dL and also decreased the monthly dosing limits. In July 2008, CMS announced that ESAs are a potential topic for another National Coverage Decision citing adverse effects in cancer and chronic kidney disease patients, including dialysis patients, while noting the large costs but uncertain benefits. In March 2010, CMS convened a MedCAC meeting to review the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease and in January 2011 to review the role of ESAs in successful kidney transplantation. In November 2011, pursuant to the FDA label changes, CMS, through rulemaking, modified its performance incentive program for dialysis providers by removing a performance measure focused on maintaining hemoglobin level above 10g/dL in dialysis patients, which may create incentives for lower overall ESA utilization. Independent of any additional action the FDA may take as to ESAs, CMS may further decrease coverage or create disincentives which could have a materially negative impact on the size of the ESA market in the U.S. and reduce the overall size of the market peginesatide is expected to compete in at the time of launch.

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

        The peginesatide manufacturing process is a complicated, time-consuming process. Manufacture of peginesatide API involves long lead times. We do not currently have the infrastructure or capability internally to manufacture the peginesatide needed to conduct our clinical trials or to commercialize peginesatide. We are and will continue to rely upon contract manufacturers to produce our clinical trial materials and in the future commercial supplies of peginesatide. For the foreseeable future, we expect to continue to rely on contract manufacturers, partners and other third parties to produce sufficient quantities of peginesatide for all our uses, including commercialization. If our contract manufacturers or other third parties fail to deliver materials for the manufacture of peginesatide or peginesatide itself on a timely basis, with sufficient quality and at commercially reasonable prices, and if we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or otherwise delay or discontinue development, commercialization or production.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology.

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

If we fail to attract and keep senior management and key commercial, medical affairs, clinical and scientific personnel, we may be unable to successfully develop, conduct our clinical trials and commercialize peginesatide or any other future product candidates.

        Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, commercial, medical affairs, clinical and scientific personnel, and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management, commercial, medical affairs, clinical and scientific staff, particularly John Orwin, our Chief Executive Officer, Jeffrey Knapp, our Chief Commercial Officer and Dr. Anne-Marie Duliege, our Chief Medical Officer. The loss of services of Mr. Orwin, Mr. Knapp or Dr. Duliege, or one or more of our other members of senior management could delay or prevent the successful completion of our development or the commercialization of peginesatide.

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

        As we advance peginesatide through the development stage towards commercialization, we will need to expand our organization, including marketing and sales and medical affairs capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize peginesatide and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Even if peginesatide is approved by the FDA, we will be subject to ongoing FDA obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize peginesatide.

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

If we fail to comply with federal and state healthcare laws, including fraud and abuse and healthcare privacy and security laws, we could face substantial penalties that could adversely affect our business, financial condition and results of operations.

        We are subject to federal and state healthcare laws, including fraud and abuse and healthcare privacy and security laws. The healthcare laws that may affect our ability to operate include:

  •
  federal "sunshine" laws that require transparency regarding financial arrangements with healthcare providers, such as the reporting and disclosure requirements imposed on drug manufacturers by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, regarding any "transfer of value" made or distributed to prescribers and other health care providers;

  •
  the federal healthcare programs' Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

  •
  federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

  •
  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

In addition, California, and other states such as Massachusetts and Vermont, mandate implementation of comprehensive compliance programs to ensure compliance with these laws.

        The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by applicable regulatory authorities or the courts, and their provisions are open to a variety of interpretations.. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and the curtailment or restructuring of operations. We believe that our operations are in material compliance with such laws, and we have enacted a compliance program to ensure such compliance. However, because of the far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws, or that the occurrence of one or more violations of these laws would not result in a material adverse effect on our financial condition and results of operations.

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

        The trading price of our common stock has been highly volatile. For the 52 weeks ended December 31, 2011, the closing price of our common stock ranged between a high of $7.99 per share and a low of $4.04 per share. Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

  •
  actual or anticipated results from, and any delays in, our development program, regulatory review and commercialization of peginesatide;

  •
  actual or anticipated regulatory approvals including limitations, scope or conditions with respect thereto of peginesatide or competing products;

  •
  actual or anticipated contractual arrangements of peginesatide or competing products;

  •
  actual or anticipated changes in our funding requirements, capital resources and our ability to obtain financing and the terms thereof;

  •
  actual or anticipated actions taken by regulatory agencies including CMS with respect to ESAs generally or specifically as to peginesatide;

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

        The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We currently have not had any material weaknesses for the years ended December 31, 2011, 2010 or 2009. We did identify a material weakness in the operation of our internal controls over financial reporting that occurred during the second quarter of 2008 which has been fully remediated. We cannot assure you that material weaknesses will not be identified in future periods. There can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting in future periods. If we do experience a material weakness in future periods, then investor confidence, our stock price and our ability to obtain additional financing on favorable terms could be adversely affected.

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

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income or future tax will be limited and may be further limited in the future due to ownership changes that have occurred or may occur in the future.

        In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). An ownership change could limit our ability to utilize our NOL and tax credit carryforwards for taxable years including or following such "ownership change". The issuance of shares of our common stock in our March 2011 public offering resulted in an ownership change and further ownership changes may occur in the future, including as a result of transactions outside of our control, such as sales by existing stockholders, and as a consequence, our ability to utilize our NOL and tax credit carryforwards will be limited. Limitations imposed on the ability to use NOLs and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than would otherwise be required if such limitations were not in effect and could cause such NOLs and tax credits to expire unused, in each case reducing or eliminating the benefit of such NOLs and tax credits. Similar rules and limitations may apply for state income tax purposes.

We are at risk of securities class action litigation.

        In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because of the significant decrease in our stock price as a result of the announcement of our Phase 3 data and the decision from the arbitration panel relating to the dispute with Johnson & Johnson. Further, our stock price may continue to experience extreme price volatility as has been experienced by biotechnology and biopharmaceutical companies in recent years. If we were to face such litigation, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

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

Item 3.    Legal Proceedings.

        In October 2010, the arbitration panel in our binding arbitration with certain subsidiaries of Johnson & Johnson, decided the ownership of a number of U.S. and international patents and patent applications related to certain EPO-R agonists, or the "intellectual property in dispute." The decision maintained Johnson & Johnson's sole inventorship and sole ownership of U.S. Patent No. 5,767,078, or the "078 Patent," and certain related foreign patents and patent applications, including European Patent application EP96/918,317. The arbitrators determined that we and Johnson & Johnson jointly own the remainder of the intellectual property in dispute, i.e., U.S. Patent Nos. 5,773,569, 5,830,851, and 5,986,047 together with their foreign counterpart patents and patent applications.

        The intellectual property in dispute relates primarily to a three-year Research and Development Agreement, or the R&D Agreement, entered into in 1992 between a division of Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson, and Affymax N.V. (a different company from us), for compounds directed at the EPO receptor. The R&D Agreement provided for any invention made by either party to be the property of the party making the invention and that joint inventions would be jointly owned.

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

        In November 2010, we filed in the U.S. District Court for the Northern District of Illinois, or the District Court, a motion to vacate the arbitration award with respect to the ownership of the '078 Patent and related foreign cases. In December 2010, Johnson & Johnson filed its response and requested that the District Court confirm the arbitration award.

        In March 2011, the District Court issued its decision to vacate in part the arbitrators' award relating to sole ownership by Johnson & Johnson of the European Patent EP96/918,317 and other foreign counterpart patents and patent applications to the '078 Patent. As a consequence, the District Court remanded the issues of inventorship and ownership of such foreign patents and patent applications to the arbitration panel. The District Court denied our motion to vacate in part and maintained the arbitration award with respect to the sole ownership by Johnson & Johnson of the '078 Patent in the U.S. In May 2011, we filed a notice of appeal relating to the District Court's decision as to the '078 Patent in the U.S. which remains pending with the Court of Appeals for the Federal Circuit. Concurrently, Johnson & Johnson filed an appeal with the Seventh Circuit Court of Appeals, and in October 2011, the Seventh Circuit Court reversed the District Court with the result that it remanded with instruction to confirm the arbitration award in full and set forth its view that the Court of Appeals for the Federal Circuit lacked jurisdiction.

        In November 2011, we entered into a settlement and license agreement, or the Settlement and License Agreement, with Janssen Biotech, Inc. (a subsidiary of Johnson & Johnson) and certain of its affiliated companies, or, collectively, Janssen, under which we obtained a non-exclusive license to the intellectual property in dispute, a covenant not to sue and a release of all claims associated with the arbitration and dispute. The Settlement and License Agreement also provides for the dismissal of all pending proceedings.

        The Settlement and License Agreement provides for fixed payments by us to Janssen of $6 million, which was paid in December 2011, and $2 million by June 30, 2012. The Settlement and License Agreement also provides for a $2.5 million milestone payment to Janssen upon FDA regulatory approval of peginesatide, and a $2.5 million milestone payment to Janssen upon regulatory approval of peginesatide in the first major European country. In addition, Janssen will also be entitled to low, single-digit royalties on sales of peginesatide in Europe, Japan and certain other countries outside of the U.S. until mid-2016.

        From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Our Common Stock

        Our common stock has been traded on the NASDAQ Global Market under the symbol "AFFY" since December 15, 2006. As of February 29, 2012, there were approximately 85 holders of record of our common stock. The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock as quoted on the NASDAQ Global Market.

	High	Low
2011
4th Quarter	$8.45	$4.14
3rd Quarter	$8.00	$3.93
2nd Quarter	$7.50	$5.82
1st Quarter	$8.50	$5.79

	High	Low
2010
4th Quarter	$7.75	$4.90
3rd Quarter	$8.58	$5.12
2nd Quarter	$26.20	$5.89
1st Quarter	$25.45	$17.98

        The closing price for our common stock as reported by the NASDAQ Global Market on February 29, 2012 was $10.21 per share.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

        We did not make any unregistered sales of shares of our common stock during the fourth quarter ended December 31, 2011.

Issuer Purchases of Equity Securities

        We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2011.

Performance Graph(1)

        The following graph shows the total stockholder return of an investment of $100 in cash on December 31,2006, through December 31, 2011 for (i) our common stock, (ii) the Nasdaq Composite Index (U.S.) and (iii) the Nasdaq Biotechnology Index as of December 31, 2011. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Affymax Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

  Fiscal year ending December 31.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Collaboration revenue	$47,703	$112,503	$114,883	$82,162	$44,303
License and royalty revenue	17	18	16	689	33

Total revenue	47,720	112,521	114,899	82,851	44,336

Operating expenses:
Research and development	76,308	93,638	157,125	137,492	69,398
Selling, general and administrative	32,818	33,331	36,716	34,090	24,075

Total operating expenses	109,126	126,969	193,841	171,582	93,473

Loss from operations	(61,406)	(14,448)	(78,942)	(88,731)	(49,137)
Interest income	169	275	934	4,545	11,393
Interest expense	(144)	(140)	(105)	(609)	(14)
Other income (expense), net	15	239	171	(1,433)	46

Net loss before provision (benefit) for income taxes	(61,366)	(14,074)	(77,942)	(86,228)	(37,712)
Provision (benefit) for income taxes	1	1	(1,411)	282	5,357

Net loss	$(61,367)	$(14,075)	$(76,531)	$(86,510)	$(43,069)

Net loss per common share:
Basic and diluted(1)	$(1.84)	$(0.57)	$(4.06)	$(5.68)	$(2.88)

Weighted-average number of common shares used in computing basic and diluted net loss per loss common share	33,288	24,488	18,865	15,220	14,941

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$98,504	$97,081	$160,588	$94,719	$168,337
Receivable from Takeda	6,937	—	18,561	21,688	15,331
Long-term investments	—	19,876	7,978	22,945	15,655
Total assets	118,995	131,387	211,510	167,720	225,792
Payable to Takeda	—	5,958	—	—	—
Deposit from Takeda	1,998	—	—	—	—
Advance from Takeda	6,121	—	—	—	—
Accumulated deficit	(450,301)	(388,934)	(374,859)	(298,328)	(211,818)
Total stockholders' equity	75,997	72,547	66,905	8,984	84,185

(1)
Please see Note 2 to the notes to our audited financial statements for an explanation of the method used to calculate the net loss per common share and the number of shares used in the computation of the per share amounts.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. Our product candidate, peginesatide, is for the treatment of anemia in chronic kidney disease patients on dialysis. The New Drug Application, or NDA, for peginesatide is currently under review by the U.S. Food and Drug Administration, or FDA. We have a worldwide collaboration to develop and commercialize peginesatide with Takeda Pharmaceutical Company Limited, or Takeda, the largest pharmaceutical company in Japan, and plan to co-commercialize peginesatide in the U.S., if approved by the FDA.

        Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic kidney disease, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may lead to chronic fatigue or increase the risk of other diseases or death. Currently, recombinant EPO, or rEPO, is used to treat anemia due to chronic kidney disease in patients on dialysis and not on dialysis, and to treat chemotherapy-induced anemia in cancer patients. We estimate that rEPO generated approximately $2.0 billion of net revenues in the United States, or U.S., for 2011 attributable to use in dialysis patients with chronic kidney disease. Peginesatide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells. Peginesatide is designed to be longer acting than currently marketed ESAs in the U.S. for dialysis patients, and therefore has the potential to offer reduced cost and complexity for healthcare providers.

        In late June 2010, we announced preliminary top-line results from our peginesatide Phase 3 clinical program for the treatment of patients with anemia associated with chronic kidney disease. Our Phase 3 clinical program included four open-label, randomized controlled clinical trials. Of these trials, two trials, called PEARL 1 and PEARL 2, were conducted in non-dialysis patients and designed to evaluate the safety and efficacy of peginesatide compared to darbepoetin alfa to correct anemia and maintain hemoglobin in a corrected range over time. The other two trials, called EMERALD 1 and EMERALD 2, were conducted in dialysis patients and designed to evaluate the safety and efficacy of peginesatide and its ability to maintain hemoglobin levels in a corrected range compared to epoetin alpha or epoetin beta when switched to peginesatide. Analysis of efficacy and safety for all of the Phase 3 studies were based on primarily assessments of non-inferiority to the comparator drugs. The primary efficacy endpoint, the mean change in hemoglobin from baseline, in each of the four Phase 3 studies met the statistical criteria for non-inferiority. In addition, peginesatide met the statistical criterion for non-inferiority for the assessment of safety for the cardiovascular composite safety endpoint, or CSE, which was composed of death, stroke, myocardial infarction, congestive heart failure, unstable angina and arrhythmia from a pooled safety database across the four Phase 3 studies. However, some differences were observed when secondary analyses were conducted, including a difference in a subgroup analysis conducted in the PEARL trials where the frequency of CSE events was higher in the peginesatide group relative to the comparator in non-dialysis patients, as previously described in our Current Report on Form 8-K dated June 21, 2010.

        In October 2010, we met with the FDA to discuss the regulatory path for peginesatide based on the initial analysis of the Phase 3 results. Based on these discussions with the FDA, we submitted a NDA for peginesatide to the FDA for treatment of anemia in chronic kidney disease patients on dialysis in May 2011. In July 2011, the FDA accepted our submission and filed the NDA for review, with an action date of March 27, 2012 under the Prescription Drug User Fee Act. In December 2011, the FDA Oncologic Drugs Advisory Committee, or ODAC, voted 15 to 1, with 1 abstention, that peginesatide demonstrated a favorable benefit/risk profile for use in the treatment of dialysis patients with anemia due to chronic kidney disease. While the FDA is not bound by the recommendations of its advisory committees, their guidance will be considered by the FDA in its review of the NDA that was submitted for peginesatide

        Despite meeting the primary efficacy endpoints and the CSE for peginesatide, the differences observed in the Phase 3 secondary analyses present risks to our ability to obtain regulatory approval for peginesatide particularly in view of the heightened concerns surrounding safety of ESAs. Any negative perception of peginesatide's safety relative to other ESAs would significantly reduce the likelihood of obtaining regulatory approval for peginesatide. The Phase 3 results have caused significant delay and may negatively impact the likelihood of regulatory approval, and may significantly increase the likelihood of FDA requirements, restrictions and conditions if regulatory approval is obtained. For example, the ODAC discussed various measures, including a risk evaluation and mitigation strategy, a postmarketing study and label restrictions, to assure safe use of peginesatide, including minimizing the risk of administration to non-dialysis patients. Any or all of these factors may significantly reduce the ultimate commercial potential of peginesatide.

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

        In November 2011, we entered into a settlement and license agreement, or the Settlement and License Agreement, with Janssen Biotech, Inc. a subsidiary of Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or Johnson & Johnson, and certain of its affiliated companies, or, collectively, Janssen, under which we obtained from Janssen a non-exclusive license to the intellectual property in dispute, a covenant not to sue and a release of all claims associated with the arbitration and dispute. The Settlement and License Agreement also provides for the dismissal of all pending proceedings.

        The Settlement and License Agreement provides for fixed payments by us to Janssen of $6 million within 30 days of execution thereof, which was paid in December 2011, and $2.0 million by June 30, 2012. The Settlement and License Agreement also provides for a $2.5 million milestone payment to Janssen upon FDA regulatory approval of peginesatide, and a $2.5 million milestone payment to Janssen upon regulatory approval of peginesatide in the first major European country. In addition, Janssen will also be entitled to low, single-digit royalties on sales of peginesatide in Europe, Japan and certain other countries outside of the United States until mid-2016. Upon execution of the Settlement and License Agreement in the fourth quarter of 2011, we recorded $8.0 million of research and development, or R&D, expense relating to the fixed payments. The milestone payments due upon regulatory approval will be capitalized when and if they become due and payable, and the resulting asset will be amortized over the period of expected benefit from the license granted in the Settlement and License Agreement.

        Concurrent with the execution of the Settlement and License Agreement, we and Takeda entered into an amendment to our collaboration in connection with the above settlement payments to Janssen. Under the terms of this amendment, Takeda has agreed to pay us up to $6.5 million in additional milestones in consideration of the upfront and milestone payments we are required to make to Janssen under the Settlement and License Agreement. $5.25 million of these milestones are earned based on regulatory and commercial events in the U.S. and the remaining $1.25 million is tied to regulatory events in the European Union or E.U. As of December 31, 2011, none of these milestones have yet been achieved and as such, we have not received any related payments from Takeda.

        In November 2011, as contemplated under our Arrangement, we and Takeda executed a Commercial Active Pharmaceutical Ingredient, or API, Supply Agreement which formalizes our respective responsibilities as they relate to the manufacture of peginesatide API by Affymax and the purchase of that API by Takeda for commercial manufacturing and sales of the product. We are also responsible for the manufacture and supply of all quantities of API to be used in the development and commercialization of peginesatide worldwide. Takeda remains responsible for the fill and finish steps in the manufacture of peginesatide worldwide under the Arrangement. Under the terms of the Commercial API Supply Agreement, Takeda has agreed to pay an aggregate of $10.8 million in deposits for commercial API shipments of existing materials already manufactured by us. Through December 31, 2011, we have received $7.2 million and shipped $5.2 million of API. The value of the API shipped to Takeda has been recorded as deferred revenue. The remainder of the amount paid by Takeda has been recorded as a liability on our balance sheet.

        In February 2012, as contemplated under our collaboration, we and Takeda entered into a Co-Promotion Agreement to further specify and formalize terms and conditions relating to the joint U.S. commercialization activities for peginesatide including a corporate governance structure and division of roles and responsibilities between us and Takeda, including deployment of resources. We will deploy the sales force and the medical affairs field force but share marketing, account management and payer reimbursement related activities with Takeda. In addition, as we and Takeda split profits 50/50 in the U.S., the Co-Promotion Agreement provides further detail relating to the treatment of full time equivalent, or FTE, expenses used to calculate eligible commercial expenses incurred thereunder. Consistent with the terms of the collaboration, Takeda retains final decision making authority with respect to terms related to pricing and contracting and responsibility for distribution activities.

        In February 2012, the Marketing Authorization Application, or MAA filed by Takeda in early 2012 was accepted, by the European Medicines Agency, or EMA which triggered a $5.0 million milestone payment from Takeda. We received this milestone payment in the first quarter of 2012, and we expect to recognize it as revenue in the same period.

        To date, we have not generated any product revenue. We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and API production, license fees and milestone payments from collaborative partners, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. As of December 31, 2011, we had an accumulated deficit of $450.3 million. Due to the recognition of revenues from milestone payments from Takeda under the Arrangement, we were profitable in the three and six months ended June 30, 2010 and may have profitable quarters from time to time if we are successful in obtaining FDA approval for peginesatide. We continue to expect to incur substantial losses in order to complete the development and commercialization of peginesatide.

        We believe that our existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least the next 12 months. However, further challenges or delays to approval and commercialization of peginesatide or significant commercialization costs may require us to raise additional funding to complete the development and commercialization of peginesatide. Since the announcement of our Phase 3 data in late June 2010 and the arbitration decision in October 2010, we have experienced a severe decline in our stock price, which has reduced our ability to access capital on potentially favorable terms. In contrast, our funding needs have only increased as the peginesatide development program has suffered delays, the potential loss of milestone payments from Takeda associated with the non-dialysis indication. There can be no assurance we can raise the additional funds to support our continuing operations, maintain current regulatory timelines and successfully commercialize peginesatide if approved, and funding may not be available to us on acceptable terms, or at all. Our failure to raise capital if and when needed may harm our business and operating results.

        Our current view of the worldwide capital markets is that they are extremely volatile with limited accessibility, and many biotechnology companies have been limited or unsuccessful in obtaining funding in this environment. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital, in the form of equity or otherwise, depending upon market conditions relative to our need for funds at such time. Continuation of this market and the issues arising from our Phase 3 results could significantly limit our ability to raise funds such that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development timelines, and funding may not be available to us on acceptable terms, or at all. Further, in prior periods, we have reduced our research capabilities and efforts, including the elimination of certain research programs, and even some activities related to the support of peginesatide. If we are unable to raise additional funds when needed, we could be required to further delay, scale back or eliminate some or all of our development programs and other operations, which could negatively impact our ability to complete development or commercialize peginesatide. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing would be difficult to obtain, if accessible at all, and our current stockholders may be significantly diluted. Any debt financing, if available, may involve restrictive covenants or security interests in our assets. Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

  Research and Development Expenses

        R&D expenses consist of: (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct a substantial portion of our pre-clinical studies and all of our clinical trials; (ii) payments to contract manufacturing organizations, which produce our API; (iii) payments to consultants; (iv) license fees paid to third parties for use of their intellectual property; (v) employee-related expenses, which include salaries and related costs; and (vi) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies. All R&D expenses are expensed as incurred.

        For our R&D expenses, we have historically commenced tracking the costs for a project when we are working with another company or when the product candidate merits substantial increase in the level of effort. In recent years, our R&D efforts have been almost exclusively focused on the development of peginesatide, specifically on the Phase 3 trials commenced in 2008.

        During the commercialization period, which commenced in June 2011 after the submission of our NDA to the FDA, Takeda bears responsibility for 70% of all third-party expenses related to U.S. development and 50% of all third party expenses related to the commercialization of peginesatide in the U.S. Certain employee-related expenses supporting preparation for commercialization of peginesatide in the U.S. are also shared equally. Such employee-related costs will include the cost of certain employees that would be required to commercialize the product such as field sales representatives, sales operations, medical science liaisons, nurse educators, conversion specialists, national accounts managers and reimbursement specialists. In addition, costs of employees in clinical, regulatory and other development functions supporting any post-marketing development activity required by the FDA or separately agreed to by the parties in the U.S. are shared equally.

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

        During the year ended December 31, 2011 we continued to work with our CROs on final close-out activities regarding site billings for investigator grants on our Phase 3 trials. During the year, we received notification from both of our major CROs that they had completed their close-out work and they provided the final amounts due relating to work performed on our Phase 3 studies for which they were responsible. As a result of this new information, we recorded a change in estimate to decrease our clinical trial accruals for these trials which resulted in a $1.8 million reversal of our clinical trial accrual in the year ended December 31, 2011. In addition, as a result of the conclusion of negotiations with our CROs on various billing disputes, we further reduced our clinical trial accrual by $0.7 million as the ultimate settlement was more favorable than our initial estimates. The aggregate change in estimate during the period decreased expense by $2.5 million for the year ended December 31, 2011.

        Additional changes in estimate or adjustments could result in the future as we have ongoing clinical trial activity on our Phase 3b trial, and a Phase 2 study in Pure Red Cell Aplasia, or PRCA patients and such adjustments could impact R&D expense and collaboration revenue and amounts due to or from Takeda in subsequent periods.

  Selling, General and Administrative Expenses

        Selling, general and administrative, or SG&A, expenses consist principally of salaries and related costs for personnel in commercial, medical affairs, executive, finance, accounting, business and commercial development, information technology, legal and human resources functions. Other SG&A expenses include costs to prepare for marketing, commercial and medical affairs support of peginesatide if approved by the FDA, as well as facility costs not otherwise included in R&D expense, patent filing, prosecution and defense costs and professional fees for legal, consulting, auditing and tax services.

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

Revenue Recognition

  Collaboration Revenue

        We recognize revenue in accordance with the Securities and Exchange Commission, or SEC, Staff Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin, or SAB No. 104, Revision of Topic 13 and Accounting Standards Codification, or ASC, 605-25, Multiple Element Arrangements. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in the authoritative guidance for revenue arrangements with multiple deliverables. Application of this guidance requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

        On January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements. This update amends the guidance on accounting for arrangements with multiple deliverables to require that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has stand-alone value to the customer. This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. We may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and the estimated selling price of identified units of accounting for new agreements. The adoption of ASU No. 2009-13 did not impact our financial position or results of operations as of and for the year ended December 31, 2011. The potential future impact of the adoption of this update will depend on the nature of any new arrangements or material modifications of existing arrangements that we enter into in the future.

        During the development period under the Arrangement, which ended in May 2011 upon the submission of our NDA to the FDA, we recognized collaboration revenue using the Contingency Adjusted Performance Model, or CAPM. Under CAPM, revenue is eligible for recognition in the period the payment is earned under the Arrangement including amounts that are either received or due from Takeda. Revenue initially recognized is based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment is earned in relation to the total projected development period. The remaining portion of the payment is then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement. Payments during the development period included amounts due for upfront license fees, milestone payments earned, purchases of API and reimbursement of development expenses. In exchange for these payments, we continued to actively develop our compound for the treatment of anemia for chronic kidney disease through the end of the development period which occurred upon our submission of our NDA,

        Beginning in June 2011, we have moved into the commercialization period as defined under our Arrangement with Takeda. According to the Arrangement, this includes all activities undertaken before and after regulatory approval relating specifically to pre-commercialization services such as pre-marketing, launch, promotions, marketing, sale and distribution of peginesatide as well as development work that has taken place after our NDA has been filed with the FDA but before peginesatide receives FDA approval. Prior to approval of the product and commencement of profit sharing payments, our primary source of revenue during the commercialization period will likely consist of Takeda's reimbursement of our pre-commercialization and development efforts including cost of internal and external activities. For example, this includes work to prepare materials and other costs to present to the FDA ODAC and costs to implement and maintain a drug safety database.

        In addition to the reimbursement of the services described above, the Arrangement provides us the potential to earn at risk milestone payments upon achievement of contractual criteria. During the commercialization period, our obligations include ongoing regulatory work to obtain FDA approval and commercial efforts related to our product launch. Any post-development activities incurred during the commercialization period is related to activities to obtain FDA approval after our NDA was filed and activities for commercial readiness in anticipation of FDA approval and product launch.

        During the commercialization phase, we have re-evaluated the deliverables to be performed under the Arrangement to determine if the deliverables can be treated as separate units of accounting. We continue to follow the guidance of ASC 605-25 to determine whether the components of the Arrangement represent separate units of accounting. To determine if a delivered item can be treated as a separate unit of accounting, we evaluate (1) if the delivered item has value to Takeda on a standalone basis; (2) there is objective and reliable evidence of fair value of the undelivered item(s) and (3) if a general right of return exists for the delivered item (eg. contingencies), delivery or performance of the undelivered item(s) is considered probable and is substantially within the control of the company.

        For each source of collaboration revenue, we apply the following revenue recognition model:

  •
  Revenues related to reimbursements by Takeda of third-party development expenses (70/30 split per the Arrangement) and commercial expenses (shared equally 50/50 according to the Arrangement) are recognized as revenue, in the period the related costs are incurred. Revenues related to reimbursement of costs of FTEs engaged in development related activities such as post-marketing studies, are recognized as revenue in the period the related costs are incurred. Such reimbursement is based on contractually negotiated reimbursement rates for each FTE as specified in the Arrangement.

  •
  Payments received from the shipment of commercial API prior to the launch of the product are recorded as deferred revenue as the earning process is not complete until either (1) the finished goods produced from each batch of API are sold and utilized for commercial purposes post-approval and charged back to us through the profit sharing each period or (2) the Arrangement has been terminated by Takeda or us.

  •
  We account for milestones under ASU No. 2010-17, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which we believe is more consistent with the substance of our performance under the collaboration. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity's performance or on the occurrence of a specific outcome resulting from the entity's performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the collaboration.

  License and Royalty Revenue

        Royalties are recognized as earned in accordance with contract terms, when third party results are reported and collectability is reasonably assured. Royalties received under agreements that were acquired by us in the 2001 spin out from GlaxoSmithKline or Glaxo are recorded net of the 50% that we are required to remit to Glaxo.

Clinical Trial Expense and Accruals

        We record expense for external costs incurred on our clinical studies based on our estimates of the costs incurred each period. These clinical trial costs, which represent a significant component of R&D expenses, were $1.7 million, $14.9 million, and $90.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Our clinical trials are administered by CROs for our Phase 3 and Phase 2 clinical studies, who typically perform most of the total start-up activities for the trials, including document preparation, site identification pre-study visits, training as well as on-going program management.

        There is a significant degree of estimation involved in quantifying the clinical study expenses due to the complexity and magnitude of the clinical trial activities. These estimates have been subject to frequent adjustments, especially for our Phase 3 trials, in part due to our negotiations with third-parties with respect to timing of reporting, patient progression and payments as well as our continuing negotiations with CROs on timely delivery and access to information necessary to validate our accruals.

        During the year ended December 31, 2010, we finalized amendments for certain clinical trial activities completed in 2009 which decreased expense by $12.1 million for the year ended December 31, 2010 due to a change in estimate, as more fully described above in the Research and Development Expenses section.

        During the year ended December 31, 2011, we have continued to work with our CROs on final close-out activities regarding site billings for investigator grants on our Phase 3 trials. During the year, we received notification from both of our major CROs that they had completed their close-out work and they provided the final amounts due relating to work performed on our Phase 3 studies for which they were responsible. As a result of this new information, we recorded a change in estimate to decrease our clinical trial accruals for these trials which resulted in a $1.8 million reversal of our clinical trial accrual in the year ended December 31, 2011. In addition, as a result of the conclusion of negotiations with our CROs on various billing disputes, we further reduced our clinical trial accrual by $0.7 million as the ultimate settlement was more favorable than our initial estimates. The aggregate change in estimate during the period decreased expense by $2.5 million for the year ended December 31, 2011.

        Additional changes in estimate or adjustments could result in the future as we have ongoing clinical trial activity on our Phase 3b trial, and a Phase 2 study in PRCA patients and such adjustments could impact R&D expense in subsequent periods.

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

        We record liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The guidance prescribes a minimum recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not believe any such uncertain tax positions currently pending will have a material adverse effect on our financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period. We had $70.6 million, $13.1 million, and $12.4 million of unrecognized tax benefits as of December 31, 2011, 2010, and 2009, respectively.

        We experienced ownership changes, as defined by Sections 382 and 383 of the Internal Revenue Code which establishes an annual limit on the deductibility of pre-ownership change net operating loss and credit carryforwards. As a result of the ownership change and underlying annual limitation, some of our pre-ownership change net operating loss and all of our pre-ownership change credit carryforwards will expire unutilized. Accordingly, we have reduced our gross deferred tax asset related to the expiring carryforwards by $59.6 million as of December 31, 2011.

        At December 31, 2011, we had federal and state net operating loss carryforwards of $345 million and $360 million, respectively, after taking into consideration the annual Section 382 limitation. The federal net operating loss carryforwards begin to expire in 2029 and state net operating loss carryforwards begin to expire in 2019, if not utilized.

        At December 31, 2011 and 2010, our liability for uncertain income tax positions was $10.4 million and $10.2 million, respectively, and is reflected as long-term income tax liabilities on our balance sheet. Our policy is to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. For the years ended December 31, 2011, 2010, and 2009, we recognized $144,000, $140,000, and $105,000, respectively, of interest expense related to our liability for uncertain income tax positions. For the years ended December 31, 2011, 2010 and 2009, there were no penalties related to uncertain income tax positions. At December 31, 2011 and 2010, $986,000 and $842,000 was accrued for interest and penalties related to uncertain income tax positions. We do not anticipate that any of the unrecognized tax benefits will increase or decrease significantly over the next twelve months.

  Restructuring Charges

        As a result of the May 2010 amendment to our operating lease, we took possession of approximately 16,000 square feet of additional office space adjacent to our corporate headquarters in Palo Alto, California in May 2011. During the year ended December 31, 2011, management concluded that we would not occupy this additional office space, and we are actively seeking to sublease this space. Given these plans and the fact that this space is adequately separable from our existing facilities, in the second and fourth quarter of 2011, we recorded total restructuring charges of $869,000, which represents the present value of the estimated future facility costs for which we will obtain no future economic benefit over the term of our lease, net of estimated future sublease income. The $869,000 charge, as well as $72,000 of accretion was recorded during the year ended December 31, 2011 in selling, general and administrative or SG&A expenses in the statement of operations.

        The estimates underlying the fair value of the lease-related restructuring liability involve significant assumptions regarding the time required to contract with a subtenant, the amount of space we may be able to sublease, the range of potential future sublease rates and the level of leasehold improvements expenditures that we may incur to sublease the property. We have evaluated a number of potential sublease scenarios with differing assumptions and have probability weighted these scenarios and calculated the present value of cash flows based on management's judgment. We will continue to monitor and update the liability balance when future events impact our cash flow estimates related to this excess space, which could result in additional restructuring charges in the future.

        In August 2011, we initiated a restructuring plan to lower annual operating expenses that included a planned reduction in force of 22 positions. As a result, we recorded a restructuring charge in the year ended December 31, 2011 of $975,000 related to severance and benefits, of which $932,000 was reflected as R&D expense and $43,000 as SG&A expense in the statement of operations.

        The following table summarizes the accrual balance and utilization by type for the restructuring (in thousands):

	Facilities Related	Employee Related	Total
Balance as of January 1, 2011	$—	$—	$—
Restructuring charges accrued	869	975	1,844
Cash payments	(431)	(710)	(1,141)
Accretion	72	—	72

Balance at December 31, 2011	510	265	775
Less Current Portion	391	265	656

Long-term portion as of December 31, 2011	$119	$—	$119

Results of Operations

Revenue

        Revenue and percentage changes as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2011	2010	2009	2011/2010	2010/2009
Collaboration revenue	$47,703	$112,503	$114,883	(58)%	(2)%
License and royalty revenue	17	18	16	(6)%	13%

Total revenue	$47,720	$112,521	$114,899	(58)%	(2)%

        We recognized $47.7 million, $112.5 million, and $114.9 million of collaboration revenue for the years ended December 31, 2011, 2010, and 2009, respectively. Collaboration revenue includes reimbursement payments from Takeda that are calculated as our expenses eligible for reimbursement from Takeda, net of Takeda's own eligible expenses. The decrease in collaboration revenue for the year ended December 31, 2011 compared to the year ended December 31, 2010 and for the year ended December 31, 2010 compared to the year ended December 31, 2009 was due to a reduction in overall research and development costs eligible for reimbursement under our collaboration with Takeda as we completed our Phase 3 clinical trials in early 2010. Collaboration revenue for the year ended December 31, 2010 was also impacted by our change in estimate adjustment recorded in the fourth quarter of 2010 related to our clinical trial expense which reduced revenue by $7.8 million. These decreases were partially offset by milestone payments received from Takeda in 2011 and 2010. During the year ended December 31, 2011, we received a $10 million cash milestone payment from Takeda for acceptance for review of our NDA by the FDA in the third quarter of 2011. For the year ended December 31, 2010, we received a $5 million milestone payment from Takeda for the initiation of Japan's Phase 3 renal indication in March 2010 and $30 million in milestone payments for the database lock of our non-dialysis and dialysis Phase 3 trials in the second quarter of 2010. We expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.

        Collaboration revenue consists of net reimbursement of development and commercial expenses, milestone payments and purchases of API. During the development period under the Arrangement with Takeda, which ended upon the submission of our NDA to the FDA for review, collaboration revenue was recognized using CAPM. As a result, any payments from Takeda under the Arrangement were recorded as deferred revenue and recognized ratably over the estimated development period. Beginning June 2011, we have moved into the commercialization period where we now generally recognize revenue in the period earned as outlined in our revenue recognition policy in "Critical Accounting Policies Significant Judgments and Estimates." Below is a summary of the components of our collaboration revenue for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,
	2011	2010	2009
Revenue recognized under CAPM	$26,606	$121,503	$114,883
Expense reimbursement after CAPM	11,097	—	—
Milestone payments	10,000	—	—

Total collaboration revenue	$47,703	$112,503	$114,883

Research and Development Expenses

        R&D expenses and percentage changes as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2011	2010	2009	2011/2010	2010/2009
Research and development expenses	$76,308	$93,638	$157,125	(19)%	(40)%

        The decrease in research and development expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to a reduced CRO and investigative site costs as a result of the completion of the treatment and follow up of our Phase 3 clinical trials in early 2010 as well as due to a $2.5 million reversal of R&D expense due to a change in estimate in our clinical trial accrual related to final close-out activities with both of our major CROs on the Phase 3 studies. During the year ended December 31, 2011 we continued to work with our CROs on final close-out activities regarding site billings for investigator grants on our Phase 3 trials. We recently received notification from both of our major CROs that they had completed their close-out work and they provided the final amounts due relating to work performed on our Phase 3 studies for which they were responsible. As a result of this new information, we recorded a change in estimate to decrease our clinical trial accruals for these trials which resulted in a $1.8 million reversal of our clinical trial accrual in the year ended December 31, 2011. In addition, as a result of the conclusion of negotiations with our CROs on various billing disputes, we further reduced our clinical trial accrual by $0.7 million as the ultimate settlement was more favorable than our initial estimates. The aggregate change in estimate during the period decreased expense by $2.5 million for the year ended December 31, 2011. This decrease was partially offset by $8.0 million of fixed payments related to the Settlement and License Agreement, costs related to our Phase 3b study commenced in the third quarter and $932,000 in employee-related restructuring costs related to a reduction in force incurred in 2011. The decrease in R&D expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to the completion of the treatment and follow up of our Phase 3 clinical trials at the start of 2010 and a $12.1 million reversal of R&D expense due to a change in estimate in our clinical trial accrual related to our final reconciliation of investigator grants for our Phase 3 trials.

        We expect R&D expenses to continue to decrease in 2012 due to the completion of the treatment and follow up of our Phase 3 clinical trials in 2010 which decrease could be partially offset by any additional research and clinical trials conducted to obtain additional data for peginesatide.

Selling,General and Administrative Expenses

        SG&A expenses and percentage changes as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2011	2010	2009	2011/2010	2010/2009
Selling, general and administrative expenses	$32,818	$33,331	$36,716	(2)%	(9)%

        The decrease in SG&A expenses in 2011 as compared to 2010 was primarily due to lower legal costs related to protecting and defending our proprietary rights, such as patents. This decrease was partially offset by higher commercial expenses related to expansion of our commercial capabilities as we prepare for potential FDA approval of peginesatide, a facilities-related restructuring charge of $869,000 related to idle and excess office space, and increased employee compensation costs. The employee compensation costs were primarily a result of costs of $935,000 associated with the severance arrangement of our former Chief Executive Officer who departed during the first quarter of 2011. The decrease in SG&A expenses in 2010 as compared to 2009 was primarily due to lower legal costs related to protecting and defending our proprietary rights, such as patents. We expect to incur increasing SG&A expenses in future periods to support further development of our commercial capabilities to support our product after the potential approval of our NDA for peginesatide by the FDA.

  Interest Income (Expense), Net

        Interest income (expense), net and percentage changes as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2011	2010	2009	2011/2010	2010/2009
Interest income (expense), net	$25	$135	$829	(81)%	(84)%

        The decrease in interest income (expense), net in 2011 as compared to 2010, as well as in 2010 as compared to 2009, was due primarily to lower levels of cash, cash equivalents and investments earning interest, as well as due to generally lower interest rates during the year.

Other Income (Expense), Net.

        Other income (expense), net and percentage changes as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2011	2010	2009	2011/2010	2010/2009
Other income (expense), net	$15	$239	$171	(94)%	40%

        Other income (expense), net, for the year ended December 31, 2010 consists primarily of $244,000 from a qualified therapeutic discovery grant received from the U.S. government. Other income (expense), net, for the year ended December 31, 2009 includes adjustments to the fair value of our UBS AG of Series C-2 ARS Rights, or ARS Rights, at sale of the related Auction Rate Securities.

Provision (Benefit) for Income Taxes

        Provision (benefit) for income taxes and percentage changes as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2011	2010	2009	2011/2010	2010/2009
Provision (benefit) for income taxes	$1	$1	$(1,411)	*	*

*
Calculation not meaningful

        We are subject to federal and California state income tax. For the years ended December 31, 2011 and 2010, we recorded provisions for minimum statutory state tax and provided no federal tax as a result of our net operating loss.

        For the year ended December 31, 2009, we recorded a benefit for income taxes of $1.4 million. The tax benefit was for federal tax purposes, primarily the result of the Worker, Homeownership and Business Assistance Act of 2009 enacted in November 2009, which allowed us to carryback our 2008 net operating loss to 2007 and recover $1.3 million in alternative minimum taxes previously paid for the year ended December 31, 2007. We also recorded a $100,000 federal benefit related to refundable R&D credits available to us pursuant to a provision within the Housing Assistance Tax Act of 2008, which was effective for tax years ended after March 31, 2008 and December 31, 2009.

        As of December 31, 2011 and 2010, we have a net deferred tax asset balance of $7.2 million each, in consideration of the uncertainty in income taxes liability recorded for the same amount. We considered the following positive and negative factors in determining that it was more likely than not that the net deferred tax asset as of December 31, 2011 and 2010 would be realized:

  •
  Net deductible temporary differences that were expected to reverse in 2011 and 2012;

  •
  There were no relevant tax strategies available that we would consider feasible; and

  •
  Uncertainties, such as regulatory approval of peginesatide would adversely affect our future operations.

        We have incurred significant operating losses since inception and anticipate that we may incur continued losses in the future.

Liquidity and Capital Resources

        Our cash, cash equivalents, and investments at December 31, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Cash and cash equivalents	$54,339	$63,499
Short-term investments	44,165	$33,582
Long-term investments	—	$19,876

        Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through December 31, 2011, we have received net proceeds of $445.4 million from the issuance of equity securities, including $53.6 million in net proceeds from the sale of 9,745,762 shares of our common stock in a secondary public offering in March 2011. We also received $122 million of upfront license fees, $55 million in milestone payments and $251.0 million for the reimbursement of development and commercial expenses and purchase of API from our Arrangement with Takeda. Takeda was responsible for the first $50 million of third party expenses related to the development in pursuit of U.S. regulatory approval of peginesatide, which was fully utilized by both parties through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses, while we have been responsible for 30% of third party expenses. During the development period, we retained responsibility for 100% of our internal development expenses, most notably employee-related expenses.

        During the commercialization period, which commenced in June 2011 after the submission of our NDA to the FDA, Takeda bears responsibility for 70% of all third-party expenses related to U.S. development and 50% of third party expenses related to the commercialization of peginesatide in the U.S. Certain employee-related expenses supporting preparation for commercialization of peginesatide in the U.S. are also shared equally. Such employee-related costs will include the cost of certain employees that would be required to commercialize the product such as field sales representatives, sales operations, medical science liaisons, nurse educators, conversion specialists, national accounts managers and reimbursement specialists. In addition, costs of employees in clinical, regulatory and other development functions supporting any post-marketing development activity required by the FDA or separately agreed to by the parties in the U.S. are shared equally.

        We are also entitled to a launch allowance to help fund the initial costs associated with preparing to launch the product in the U.S., whereby Takeda will fund the first $20 million of U.S. commercial expenses. The launch allowance is non-refundable; however, in the event the product is approved for sale in the U.S., Takeda is entitled to deduct up to 8% of net sales from the profit share amounts which would have otherwise been due to us in each period until they have recouped an amount equal to $11 million. As a result of the potential reductions in profit sharing post-launch stemming from the launch allowance, we have reflected amounts we receive under the terms of the launch allowance as a liability on our balance sheet. As of December 31, 2011, we have received $6.1 million of the launch allowance, which is reflected in the caption "Advance from Takeda" on the balance sheet.

        In November 2011, as contemplated under our Arrangement, we and Takeda executed a Commercial API Supply Agreement which formalizes our respective responsibilities as they relate to the manufacture of peginesatide API by Affymax and the purchase of that API by Takeda for commercial manufacturing and sales of the product. We are also responsible for the manufacture and supply of all quantities of API to be used in the development and commercialization of peginesatide worldwide. Takeda remains responsible for the fill and finish steps in the manufacture of peginesatide worldwide under the Arrangement. Under the terms of the Commercial API Supply Agreement, Takeda has agreed to pay an aggregate of $10.8 million in deposits for commercial API shipments of existing materials already manufactured by us. Through December 31, 2011, we have received $7.2 million and shipped $5.2 million of API. The value of the API shipped to Takeda has been recorded as deferred revenue. The remainder of the amount paid by Takeda has been recorded as a liability on our balance sheet.

        In November 2011, we entered into the Settlement and License Agreement with Janssen, which requires us to make two fixed payments to Janssen of $6.0 million, which was paid in December 2011, and $2.0 million by June 30, 2012. The Settlement and License Agreement also requires us to make a $2.5 million milestone payment to Janssen upon FDA regulatory approval of peginesatide, and a $2.5 million milestone payment to Janssen upon regulatory approval of peginesatide in the first major European country. In addition, Janssen will be entitled to royalties on sales of peginesatide in Europe, Japan and certain other countries outside of the United States until mid-2016. Upon execution of the Settlement and License Agreement in the fourth quarter of 2011, we recorded $8.0 million of R&D, expense relating to the fixed payments. The milestone payments due upon regulatory approval will be capitalized when and if they become due and payable, and the resulting asset will be amortized over the period of expected benefit from the license granted in the Settlement and License Agreement.

        Concurrent with the execution of the Settlement and License Agreement, we and Takeda entered into an amendment to the Arrangement in connection with the above settlement payments to Janssen. Under the terms of this amendment, Takeda has agreed to pay us up to $6.5 million in additional milestones in consideration of the upfront and milestone payments to Janssen under the Settlement and License Agreement. $5.25 million of these milestones are earned based on regulatory and commercial events in the U.S. and the remaining $1.25 million is tied to regulatory events in the E.U. We are solely responsible for the royalty payment to Janssen. As of December 31, 2011, none of these milestones have yet been achieved and as such, we have not received any related payments from Takeda.

        In 2012, as contemplated under our Arrangement, we and Takeda entered into a Co-Promotion Agreement to further specify and formalize terms and conditions relating to the joint U.S. commercialization activities for peginesatide including a corporate governance structure and division of roles and responsibilities between us and Takeda, including deployment of resources. We will deploy the sales force and the medical affairs field force but share marketing, account management and payer reimbursement related activities with Takeda In addition, as we and Takeda split profits 50/50 in the U.S., the Co-Promotion Agreement provides further detail relating to the treatment of FTE expenses used to calculate eligible commercial expenses incurred by the Parties thereunder. Takeda retains final decision making authority with respect to terms related to pricing and contracting and responsibility for distribution activities.

        In February 2012, the Marketing Authorization Application, or MAA filed by Takeda in early 2012 was accepted, by the EMA which triggered a $5.0 million milestone payment from Takeda. We received this milestone payment in the first quarter of 2012, and we expect to recognize it as revenue in the same period

        Net cash used in operating activities for the years ended December 31, 2011, 2010, and 2009, was $72.0 million, $49.2 million, and $80.8 million, respectively. Net cash used in operations for all periods reflects the benefit of reimbursement received from Takeda for development and commercial expense and purchase of API by Takeda. The $22.7 million increase in cash used in operating activities in 2011 as compared to 2010 was primarily due to a higher net loss in 2011 compared to 2010. The $31.6 million decrease in cash used in operating activities in 2010 as compared to 2009 was primarily the result of a lower net loss in 2010 as compared to 2009.

        Net cash provided by investing activities for the year ended December 31, 2011 and 2009 of $8.0 million and $49.1 million, respectively, was primarily a result of proceeds from maturities of investments offset by purchases of investments. Net cash used in investing activities for the year ended December 31 2010 of $11.5 million was primarily a result of purchases of investments partially offset by proceeds from maturities and sales of investments.

        Net cash provided by financing activities for the year ended December 31, 2011 was primarily attributable to net proceeds of $53.6 million received from our March 2011 public offering and proceeds received from the issuance of common stock upon exercise of stock options. Net cash used in financing activities for the year ended December 31, 2010 was primarily attributable to the $9.2 million repayment of a loan from UBS Financial Services or UBS related to investments for which there was no market during the year, partially offset by $4.9 million in net proceeds from a financing executed under our equity line of credit with Azimuth during the years. Net cash provided by financing activities for the year ended December 31, 2009 reflects the net proceeds from two financings during the year, specifically $41.6 million from the private placement in March 2009 and $80.6 million of net proceeds from a public offering in November 2009, as well as $9.2 million in proceeds from the UBS loan in

December 2009. The private placement also included warrants to purchase 423,971 shares of common stock at $16.78 that are exercisable and expire in March 2014.

        In September 2009 we obtained an equity line of credit arrangement, with Azimuth, that provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, Azimuth is committed to purchase up to $60.0 million worth of shares of our common stock over the 24-month term of the Purchase Agreement. In September 2010, we entered into an amendment, or the Amendment, to the Purchase Agreement with Azimuth which extends the term of the equity facility to September 2012 and reduces the minimum threshold price we may establish at which, upon presentation to Azimuth of a draw down notice, Azimuth is required to purchase shares of our common stock. The Amendment further provides that in no event may we sell under the Purchase Agreement more than such number of shares of common stock which is equal to one share less than 20% of our outstanding shares of common stock on the effective date of the Amendment.

        Our equity facility is subject to a number of conditions that limit our ability to draw against such facility. For example, Azimuth is not required to purchase our common stock when the price of our common stock is below $4.00 per share. In addition, Azimuth is not obligated to purchase shares of our common stock which, when aggregated with all other shares of our common stock then owned beneficially by Azimuth, would result in the beneficial ownership by Azimuth of more than 9.9% of the then issued and outstanding shares of our common stock. At December 31, 2011, this represents 3,537,585 shares. After deducting the shares purchased in October 2010, assuming that all remaining 2,538,524 shares were sold at the $6.61 closing price of our common stock at December 31, 2011 at the largest possible discount and assuming that Azimuth still owns these shares, the maximum aggregate net proceeds we could receive under the agreement with Azimuth would be approximately $15.6 million.

        As of December 31, 2011, we had $99.6 million in cash, cash equivalents, restricted cash and investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, certificates of deposit, and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a focus on liquidity and capital preservation.

        We believe that the existing cash, cash equivalents and investments together with the interest thereon will enable us to maintain our currently planned operations for at least the next 12 months. However, we may need to raise additional funding to complete the development and commercialization of peginesatide. Since the announcement of our Phase 3 data, we have experienced a severe decline in our stock price, which has reduced our ability to access capital on potentially favorable terms. In contrast, our need to raise funding has only increased due to the peginesatide development program delays and the reduction of potential milestone payments from Takeda associated with the non-dialysis indication. As we continue to develop and ultimately commercialize peginesatide, if approved, we may experience further challenges or delays to approval of peginesatide if issues arise or additional requirements are imposed based on our discussions with the FDA and other regulatory authorities. Our current view of the worldwide capital markets is that they are extremely volatile with limited accessibility, and many biotechnology companies have been limited or unsuccessful in obtaining funding in this environment. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital, in the form of equity or otherwise, depending upon market conditions relative to our need for funds at such time. Continuation of this market may significantly limit our ability to raise funds such that there can be no assurance we can raise the additional funds to support our continuing operations and maintain current development timelines, and funding may not be available to us on acceptable terms, or at all. Further, in prior periods, we have reduced our research capabilities and efforts, including the elimination of certain research programs, and even some activities related to the support of peginesatide. If we are unable to raise additional funds when needed, we could be required to further delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing would be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

        Our future capital requirements will depend on many forward looking factors, and we expect to continue to spend substantial amounts in order to:

  •
  prepare to launch and commercialize peginesatide, including building our own commercial organization, sales force and infrastructure to address renal markets;

  •
  prepare for the manufacturing process for peginesatide at our contract manufacturers for commercial launch;

  •
  pursue approval of the NDA for peginesatide through the FDA review process, which is a lengthy and uncertain process; and

  •
  complete clinical development of peginesatide, and any postmarketing requirements.

Contractual Obligations and Significant Commitments

        Our future contractual obligations, including financing costs, at December 31, 2011 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations(1)	$11,645	$4,172	$7,473	$—	$—
Long-term income tax liability(2)	10,411	—	—	—	—

Total fixed contractual obligations	$22,056	$4,172	$7,473	$—	$—

(1)
Relates primarily to minimum lease payments for lease of our facilities, consisting of approximately 113,000 square feet which expire in September 2014.

(2)
With respect to our long-term income tax liability as of December 31, 2011, we are unable to make a reasonably reliable estimate of the period of cash settlement, if any, with the respective taxing authorities.

        In April 2004, we entered into a License, Manufacturing and Supply Agreement with Nektar Therapeutics AL, Corporation, or Nektar, under which we obtained from Nektar a worldwide, non-exclusive license, with limited rights to grant sublicenses, to certain intellectual property covering pegylation technology to manufacture, develop and commercialize peginesatide. In consideration of the license grant, we agreed to pay royalties on the sales of peginesatide. We also agreed to pay milestone payments totaling up to $7 million, plus possible additional milestones in connection with our partnering activities relating to peginesatide or merger and acquisition activities. In July 2006, we paid Nektar a $17.6 million milestone payment triggered by the Arrangement with Takeda. In August 2011, we paid Nektar a $2.0 million milestone payment triggered by our acceptance by the FDA of our NDA submission for review.

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

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-05, which is an update to Topic 220, Presentation of Comprehensive Income. This update amends current comprehensive income guidance and eliminates the option of presenting the components of other comprehensive income as part of the statement of stockholders' equity. This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance was originally proposed to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied retrospectively. In October 2011, the FASB proposed to defer the effective date of certain provisions in the guidance related to the presentation of reclassification adjustments. No effective date has been announced. As ASU No. 2011-05 relates only to the presentation of comprehensive income, we do not expect that the adoption of this update will have a material effect on our financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, which is an update to Topic 820, Fair Value Measurement. This update establishes common requirements for measuring fair value and related disclosures in accordance with GAAP and international financial reporting standards. This amendment did not require additional fair value measurements. ASU No. 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. We do not believe there will be a significant impact on our financial statements from the adoption of ASU No. 2011-04.

Off-Balance Sheet Arrangements

        There were no significant off-balance sheet arrangements at December 31, 2011.

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

        The table below presents the weighted-average interest rates and related carrying amounts (in thousands) of our investment portfolio as of December 31, 2011 and 2010:

	2011		2010
	Weighted-average Interest Rate	Carrying Amount	Weighted-average Interest Rate	Carrying Amount
Cash equivalents	0.01%	$45.244	0.01%	$61,096
Short-term investments	0.14%	$44,165	0.61%	$33,582
Long-term investments	N/A	N/A	0.38%	$19,876

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

Item 8.    Financial Statements and Supplementary Data.

        Our financial statements and notes thereto appear on pages 72 to 106 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Affymax, Inc.

        We have audited the accompanying balance sheets of Affymax, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affymax, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Affymax, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, CA
March 14, 2012

AFFYMAX, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$54,339	$63,499
Restricted cash	—	11
Short-term investments	44,165	33,582
Receivable from Takeda	6,937	—
Deferred tax assets	351	438
Prepaid expenses and other current assets	1,828	2,012

Total current assets	107,620	99,542
Property and equipment, net	3,013	3,982
Restricted cash	1,135	1,135
Long-term investments	—	19,876
Deferred tax assets, net of current	6,888	6,802
Other assets	339	50

Total assets	$118,995	$131,387

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$941	$321
Accrued liabilities	13,462	11,594
Accrued clinical trial expenses	3,365	11,247
Payable to Takeda	—	5,958
Deferred revenue	—	18,497
Deposit from Takeda	1,998	—

Total current liabilities	19,766	47,617
Long-term income tax liability	10,411	10,249
Advance from Takeda	6,121	—
Deferred revenue, net of current	5,174	—
Other long-term liabilities	1,526	974

Total liabilities	42,998	58,840

Commitments and contingencies (Note 7)
Stockholders' equity
Common stock: $0.001 par value, 100,000,000 shares authorized; 35,733,181 and 25,451,338 shares issued and outstanding at December 31, 2011 and 2010, respectively	36	25
Additional paid-in capital	526,244	461,425
Accumulated deficit	(450,301)	(388,934)
Accumulated other comprehensive income	18	31

Total stockholders' equity	75,997	72,547

Total liabilities and stockholders' equity	$118,995	$131,387

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Collaboration revenue	$47,703	$112,503	$114,883
License and royalty revenue	17	18	16

Total revenue	47,720	112,521	114,899

Operating expenses:
Research and development	76,308	93,638	157,125
Selling, general and administrative	32,818	33,331	36,716

Total operating expenses	109,126	126,969	193,841

Loss from operations	(61,406)	(14,448)	(78,942)
Interest income	169	275	934
Interest expense	(144)	(140)	(105)
Other income (expense), net	15	239	171

Net loss before provision (benefit) for income taxes	(61,366)	(14,074)	(77,942)
Provision (benefit) for income taxes	1	1	(1,411)

Net loss	$(61,367)	$(14,075)	$(76,531)

Net loss per common share:
Basic and diluted	$(1.84)	$(0.57)	$(4.06)

Weighted-average number of common shares used in computing basic and diluted net loss per common share	33,288	24,488	18,865

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2008	15,304,419	$15	$306,828	$(4)	$(298,328)	$473	$8,984
Issuance of common stock upon exercise of stock options	212,424	—	720	—	—	—	720
Issuance of common stock upon vesting of restricted stock units	56,395	—	—	—	—	—	—
Proceeds from common stock issued upon private placement, net of issuance costs	3,496,970	4	41,569	—	—	—	41,573
Proceeds from common stock issued upon public offering, net of issuance costs	4,726,027	5	80,585	—	—	—	80,590
Issuance of common stock related to the employee stock purchase plan	73,069	—	925	—	—	—	925
Deferred stock-based compensation	—	—	443	(443)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	447	—	—	447
Employee stock-based compensation	—	—	9,850	—	—	—	9,850
Nonemployee stock-based compensation	—	—	876	—	—	—	876
Repurchase of common stock	(209)	—	(1)	—	—	—	(1)
Components of other comprehensive loss:
Net loss	—	—	—	—	(76,531)	—	(76,531)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	(528)	(528)

Total comprehensive loss	—	—	—	—	—	—	(77,059)

Balance at December 31, 2009	23,869,095	$24	$441,795	$—	$(374,859)	$(55)	$66,905
Issuance of common stock upon exercise of stock options	399,323	—	2,243	—	—	—	2,243
Issuance of common stock upon vesting of restricted stock units	53,544	—	—	—	—	—	—
Proceeds from common stock issued upon private placement, net of issuance costs	999,061	1	4,882	—	—	—	4,883
Issuance of common stock related to the employee stock purchase plan	130,315	—	982	—	—	—	982
Deferred stock-based compensation	—	—	(379)	379	—	—	—
Amortization of deferred stock-based compensation	—	—	—	(379)	—	—	(379)
Employee stock-based compensation	—	—	12,193	—	—	—	12,193
Nonemployee stock-based compensation	—	—	(291)	—	—	—	(291)
Components of other comprehensive loss:
Net loss	—	—	—	—	(14,075)	—	(14,075)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	86	86

Total comprehensive loss	—	—	—	—	—	—	(13,989)

Balance at December 31, 2010	25,451,338	$25	$461,425	$—	$(388,934)	$31	$72,547
Issuance of common stock upon exercise of stock options	95,917	—	371	—	—	—	371
Issuance of common stock upon vesting of restricted stock units	255,782	—	—	—	—	—	—
Proceeds from common stock issued upon public offering, net of issuance costs	9,745,762	10	53,615	—	—	—	53,625
Issuance of common stock related to the employee stock purchase plan	184,382	1	807	—	—	—	808
Deferred stock-based compensation	—	—	(5)	5	—	—	—
Amortization of deferred stock-based compensation	—	—	—	(5)	—	—	(5)
Employee stock-based compensation	—	—	9,773	—	—	—	9,773
Nonemployee stock-based compensation related to consultants	—	—	(10)	—	—	—	(10)
Nonemployee stock-based compensation related to former CEO			268				268
Components of other comprehensive loss:
Net loss	—	—	—	—	(61,367)	—	(61,367)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	(13)	(13)

Total comprehensive loss	—	—	—	—	—	—	(61,380)

Balance at December 31, 2011	35,733,181	$36	$526,244	$—	$(450,301)	$18	$75,997

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(61,367)	$(14,075)	$(76,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,182	2,212	2,116
Amortization of discount/premium on investments	55	650	49
Stock-based compensation expense	10,025	11,523	11,172
Gain (loss) on disposal of fixed assets	11	2	65
Changes in operating assets and liabilities:
Receivable from Takeda	(6,937)	18,561	3,127
Income taxes receivable	—	1,443	1,222
Prepaid expenses and other current assets	195	6,681	(2,046)
Other assets	(289)	342	3,326
Accounts payable	620	(143)	(150)
Accrued liabilities	1,868	(1,000)	2,772
Accrued clinical trial expenses	(7,882)	(28,252)	11,693
Payable to Takeda	(5,958)	5,958	—
Income taxes payable	—	—	(163)
Deferred revenue	(13,322)	(53,475)	(37,873)
Deposit from Takeda	1,998	—	—
Long-term income tax liability	162	140	113
Advance from Takeda	6,121	—	—
Other long-term liabilities	552	199	301

Net cash used in operating activities	(71,966)	(49,234)	(80,807)

Cash flows from investing activities
Purchases of property and equipment	(1,265)	(730)	(716)
Purchases of investments	(35,799)	(128,650)	(29,345)
Proceeds from sales of investments	—	16,042	1,948
Proceeds from maturities of investments	45,024	101,857	77,168
Proceeds from sale of property and equipment	41	2	18

Net cash provided by (used in) investing activities	8,001	(11,479)	49,073

Cash flows from financing activities
Repurchases of common stock	—	—	(1)
Proceeds from issuance of common stock upon exercise of stock options	371	2,243	714
Proceeds from issuance of common stock related to employee stock purchase plan	809	982	925
Proceeds from common stock issued upon private placement, net of issuance costs	—	4,883	41,569
Proceeds from common stock issued upon public offering, net of issuance costs	53,625	—	80,585
Proceeds from UBS loan	—	—	9,192
Repayment of UBS loan	—	(9,192)	—

Net cash provided by (used in) financing activities	54,805	(1,084)	132,984

Net increase (decrease) in cash and cash equivalents	(9,160)	(61,797)	101,250
Cash and cash equivalents at beginning of the year	63,499	125,296	24,046

Cash and cash equivalents at end of the year	$54,339	$63,499	$125,296

Supplemental disclosures of cash flow information:
Income taxes paid	$1	$1	$181
Interest paid	—	—	1
Noncash investing and financing activities:
Change in unrealized loss on investments	(13)	86	(528)
Deferred stock-based compensation, net of cancellations	(5)	(379)	(443)

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company

        Affymax, Inc., a Delaware corporation, was incorporated on July 20, 2001. We are a biopharmaceutical company committed to developing novel drugs to improve the treatment of serious and often life-threatening conditions. We completed Phase 3 clinical trials of our product candidate, peginesatide, to treat anemia associated with chronic kidney disease in early 2010. In May 2011, we submitted our New Drug Application, or NDA, to the United States, or U.S., Food and Drug Administration, or FDA, seeking approval for peginesatide to treat adult dialysis patients with anemia associated with chronic kidney disease. Our NDA is currently under review with the FDA, with an action date of March 27, 2012 under the Prescription Drug User Fee Act. In December 2011, the FDA Oncologic Drugs Advisory Committee, or ODAC, voted 15 to 1, with 1 abstention, that peginesatide demonstrated a favorable benefit/risk profile for use in the treatment of dialysis patients with anemia due to chronic kidney disease. While the FDA is not bound by the recommendations of its advisory committees, their guidance will be considered by the FDA in its review of NDA that was submitted for peginesatide. Peginesatide is a synthetic peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells.

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

Comprehensive Loss

        Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments. At each balance sheet date presented, our accumulated other comprehensive loss consists

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

solely of unrealized gains and losses on investments. Comprehensive loss for the years ended December 31, 2011, 2010, and 2009 are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net loss	$(61,367)	$(14,075)	$(76,531)
Decrease (increase) in unrealized gains (losses) on investments	(13)	183	(408)
Reclassification adjustment for (gains) losses on investments recognized in earnings	—	(97)	(120)

Comprehensive loss	$(61,380)	$(13,989)	$(77,059)

Changes in Estimates

        During the year ended December 31, 2010, we finalized amendments for certain clinical trial activities completed in 2009. In the fourth quarter of 2010, we obtained final monitored site visit data and investigator contracts from our third party contract research organizations, or CROs, that allowed us to complete our reconciliation of the significant majority of the labor and investigator costs incurred throughout the course of our clinical trials to our previously recorded estimates. This data and contractual information was not available to us during the course of the trials. After extensive analysis to cost out and analyze the information provided, we determined that the costs incurred were lower than our previously recorded estimates. The change in estimate decreased expense by $12.1 million for the year ended December 31, 2010. As this change in estimate was comprised of development costs charged to Takeda Pharmaceutical Company Limited, or Takeda, related to our two separate collaboration agreements, or the Arrangement, at a 70% reimbursement rate, this amount was a payable due back to Takeda.

        During the year ended December 31, 2011, we continued to work with our CROs on final close-out activities regarding site billings for investigator grants on our Phase 3 trials. We recently received notification from both of our major CROs that they had completed their close-out work and they provided the final amounts due relating to work performed on our Phase 3 studies for which they were responsible. As a result of this new information, we recorded a change in estimate to decrease our clinical trial accruals for these trialsresulting in a $1.8 million reversal of our clinical trial accrual in the year ended December 31, 2011. In addition, as a result of the conclusion of negotiations with our CROs on various billing disputes, we further reduced our clinical trial accrual by $0.7 million as the ultimate settlement was more favorable than our initial estimates. The aggregate change in estimate decreased expense by $2.5 million or $0.08 per share for the year ended December 31, 2011.

Clinical Trial Expense and Accruals

        We record expense for estimated clinical study external costs, which are a significant component of research and development or R&D expenses. These clinical trial costs were $1.7 million, $14.9 million and $90.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Clinical trials are administered by CROs for our Phase 3 and Phase 2 studies. CROs typically perform most of the total start-up activities for the trials, including document preparation, site identification pre-study visits, training as well as on-going program management.

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

        Additional changes in estimate or adjustments could result in the future as we have ongoing clinical trial activity on our Phase 3b trial, and a Phase 2 study in Pure Red Cell Aplasia patients and such adjustments could impact R&D expense and collaboration revenue and amounts due to or from Takeda in subsequent periods.

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

        We have experienced significant operating losses since inception. At December 31, 2011, we had an accumulated deficit of $450.3 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of equity securities, upfront license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs under our collaboration with Takeda, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. We expect to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the development and commercialization of peginesatide. There can be no assurance that such financing will be available or will be at terms acceptable to us.

        Our accounts receivable balance with Takeda of $6.9 million and $0 at December 31, 2011 and 2010, respectively. The receivable was comprised of the amounts due from Takeda for the reimbursement of development and commercial expenses we incurred during the fourth quarter of 2011 partially offset by amounts due to Takeda for reimbursement of development and commercial expenses they incurred during the same quarter. We have not experienced any credit losses from our Arrangement with Takeda and none are expected. We do not require collateral on our receivable.

        We are currently developing our first product offering, peginesatide, and have no products that have received regulatory approval. Peginesatide will require approval from the FDA and/or foreign regulatory agencies prior to commercial sales. There can be no assurance that peginesatide will receive the necessary approvals. If we are denied such approvals or such approvals are delayed, it would have a material adverse effect on us. To achieve profitable operations, we must successfully develop, test, manufacture and commercialize peginesatide. There can be no assurance that peginesatide can be developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that peginesatide will be successfully commercialized. These factors could have a material adverse effect on our future financial results.

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

Revenue Recognition

  Collaboration Revenue

        We recognize revenue in accordance with the Securities and Exchange Commission, or SEC, Staff Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin or SAB, No. 104, Revision of Topic 13 and Accounting Standards Codification, or ASC, 605-25, Multiple Element Arrangements. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in the authoritative guidance for revenue arrangements with multiple deliverables. Application of this guidance requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

        On January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements. This update amends the guidance on accounting for arrangements with multiple deliverables to require that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has stand-alone value to the customer. This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. We may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and the estimated selling price of identified units of accounting for new agreements. The adoption of ASU No. 2009-13 did not impact our financial position or results of operations as of and for year ended December 31, 2011. The potential future impact of the adoption of this update will depend on the nature of any new arrangements or material modifications of existing arrangements that we enter into in the future.

        During the development period under the Arrangement, which ended in May 2011, upon the submission of our NDA to the FDA, we recognized collaboration revenue using the Contingency Adjusted Performance Model or CAPM. Under CAPM, revenue was eligible for recognition in the period the payment was earned under the Arrangement including amounts that were either received or due from Takeda. Revenue initially recognized was based on the percentage of time elapsed from inception of the Arrangement in June 2006 to the period in which the payment was earned in relation to the total projected development period. The remaining portion of the payment was then recognized on a straight-line basis over the remaining estimated duration of the development period of the Arrangement. Payments during the development period included amounts due for upfront license fees, milestone payments earned, purchases of active pharmaceutical ingredient or API and reimbursement of development expenses. Our obligations under the Arrangement consisted primarily of actively developing our product candidate, peginesatide, for the treatment of anemia for chronic kidney disease through the end of the development period which occurred upon our submission of our NDA.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Beginning in June 2011, we have moved into the commercialization period as defined under our Arrangement with Takeda. According to the Arrangement, this includes all activities undertaken before and after regulatory approval relating specifically to pre-commercialization services such as pre-marketing, launch, promotions, marketing, sale and distribution of peginesatide as well as development work that has taken place after our NDA has been filed with the FDA but before peginesatide receives FDA approval. Prior to approval of the product and commencement of profit sharing payments, our primary source of revenue in the commercialization period will likely consist of Takeda's reimbursement of pre-commercialization and development efforts including costs of internal and external activities. For example, this includes work to prepare materials and other costs to present to the FDA ODAC and costs to implement and maintain a drug safety database.

        In addition to the reimbursement of the services described above, the Arrangement provides us the potential to earn at risk milestone payments upon achievement of contractual criteria and profit sharing payments subsequent to product launch if approved. During the commercialization period, our obligations include ongoing regulatory work to obtain FDA approval and commercial efforts related to our product launch. Any post-development activities incurred during the commercialization period is related to activities to obtain FDA approval after our NDA was filed and activities related to commercial readiness in anticipation of FDA approval and product launch.

        During the commercialization phase, we have re-evaluated the deliverables to be performed under the Arrangement to determine if the deliverables can be treated as separate units of accounting. We continue to follow the guidance of ASC 605-25 to determine whether the components of the Arrangement represent separate units of accounting. To determine if a delivered item can be treated as a separate unit of accounting, we evaluate (1) if the delivered item has value to Takeda on a standalone basis; (2) there is objective and reliable evidence of fair value of the undelivered item(s) and (3) if a general right of return exists for the delivered item (eg. contingencies), delivery or performance of the undelivered item(s) is considered probable and is substantially within the control of the company.

        For each source of collaboration revenue, we apply the following revenue recognition model:

  •
  Revenues related to reimbursements by Takeda of third-party development expenses (70/30 split per the Arrangement) and commercial expenses (shared equally 50/50 according to the Arrangement) are recognized as revenue, in the period the related costs are incurred. Revenues related to reimbursement of costs of full time equivalent or FTEs engaged in development related activities such as post-marketing studies, are recognized as revenue in the period the related costs are incurred. Such reimbursement is based on contractually negotiated reimbursement rates for each FTE as specified in the Arrangement.

  •
  Payments received from the shipment of commercial API prior to the launch of the product are recorded as deferred revenue as the earning process is not complete until either (1) the finished goods produced from each batch of API are sold and utilized for commercial purposes post-approval and charged back to us through the profit sharing each period or (2) the Arrangement has been terminated by Takeda or us.

  •
  We account for milestones under ASU No. 2010-17, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which we believe is more consistent with the substance of our performance under the

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

    collaboration. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity's performance or on the occurrence of a specific outcome resulting from the entity's performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the collaboration.

        Collaboration revenue consists of net reimbursement of development and commercial expenses, milestone payments and purchases of API during the development period under CAPM. During the development period under the Arrangement with Takeda, which ended in May 2011, collaboration revenue was recognized using CAPM. As a result, payments from Takeda under the Arrangement were recorded as deferred revenue and recognized ratably over the estimated development period. Below is a summary of the components of our collaboration revenue for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,
	2011	2010	2009
Revenue recognized under CAPM	$26,606	$112,503	$114,883
Expense reimbursement after CAPM	11,097	—	—
Milestone payments	10,000	—	—

Total collaboration revenue	$47,703	$112,503	$114,883

  License and Royalty Revenue

        Royalties are recognized as earned in accordance with contract terms, when third party results are reported and collectability is reasonably assured. Royalties received under agreements that were acquired by us in the 2001 spin out from GlaxoSmithKline or Glaxo are recorded net of the 50% that we are required to remit to Glaxo.

Fair Value of Financial Instruments

        For financial instruments consisting of cash and cash equivalents, receivable from and payable to Takeda, advance from Takeda, accounts payable, deposit from Takeda and accrued liabilities included in our financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for short-term and long-term investments are based on quoted market prices for the same or similar instruments. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of lease obligations approximates fair value.

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

        We record liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The guidance prescribes a minimum recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

        The computation of basic and diluted net loss per common share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net loss	$(61,637)	$(14,075)	$(76,531)

Denominator:
Weighted-average common shares outstanding	33,288	24,488	18,866
Less: Weighted-average unvested common shares subject to repurchase	—	—	(1)

Weighted-average number of common shares used in computing basic and diluted net loss per common share	33,288	24,488	18,865

Basic and diluted net loss per common share	$(1.84)	$(0.57)	$(4.06)

        The following number of shares were excluded from the denominator in the computation of diluted net loss per common share for the years presented because including them would have an antidilutive effect (in thousands):

	Year Ended December 31,
	2011	2010	2009
Options to purchase common stock	4,262	3,890	2,430
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	41	29	16
Restricted stock units	362	503	107
Warrant to purchase common stock	426	426	426

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

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board or FASB, issued ASU No. 2011-05, which is an update to Topic 220, Presentation Of Comprehensive Income. This update amends current comprehensive income guidance and eliminates the option of presenting the components of other comprehensive income as part of the statement of stockholders' equity. This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance was originally proposed to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied retrospectively. In October 2011, the FASB proposed to defer the effective date of certain provisions in the guidance related to the presentation of reclassification adjustments. No effective date has been announced. As ASU No. 2011-05 relates only to the presentation of comprehensive income, we do not expect that the adoption of this update will have a material effect on our financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, which is an update to Topic 820, Fair Value Measurement. This update establishes common requirements for measuring fair value and related disclosures in accordance with GAAP and international financial reporting standards. This amendment did not require additional fair value measurements. ASU No. 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. We do not believe there will be a significant impact on our financial statements from the adoption of ASU No. 2011-04.

3. Development and Commercialization Agreements with Takeda

        We entered into two separate collaboration agreements with Takeda, which have been combined for accounting purposes due to their proximity of negotiation. Consideration from these collaboration agreements includes nonrefundable upfront license fees, reimbursement for sales of API, clinical and regulatory milestone payments, reimbursement of third party U.S. clinical development expenses, product profit share revenues (as co-promotion revenues) and royalties. The February 2006 agreement and the June 2006 agreements are collectively referred to herein as the Arrangement.

        Under the February 2006 agreement, we granted an exclusive license to Takeda for development and commercialization of peginesatide in Japan. In December 2011, however, Takeda announced that it has decided not to commercialize peginesatide in Japan. Takeda is conducting a Phase 3 clinical program in Japan for the treatment of patients with anemia associated with chronic kidney disease, which Takeda expects to complete notwithstanding its decision not to commercialize peginesatide in Japan. In Japan, the majority of Phase 2 and Phase 3 clinical trials are completed. We and Takeda are actively exploring other options for the commercialization rights for peginesatide in the Japanese market, including potentially licensing it to a third party.

        Further, under the February 2006 agreement, Takeda has paid us approximately $42 million to date, consisting of $17 million in upfront licensing fees, approximately $10 million for the purchase of equity, a $10 million cash milestone payment for the completion of the first Phase 1 trial of

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Development and Commercialization Agreements with Takeda (Continued)

peginesatide in Japan, and in March 2010, a $5 million cash milestone payment for the initiation of Phase 3 trial of peginesatide in Japan. Upon Takeda's successful achievement of clinical development and regulatory milestones, we are eligible to receive from Takeda an additional aggregate of $33 million relating to the renal program. Takeda is responsible for all development and commercialization costs in Japan and will purchase the API for peginesatide from us. Assuming peginesatide is approved and launched in Japan, we will receive a royalty from Takeda on peginesatide sales in Japan.

        Under the June 2006 agreement, we expanded our collaboration to develop and commercialize peginesatide worldwide, which includes the co-development and co-commercialization of peginesatide in the U.S. Takeda received an exclusive license to develop and commercialize peginesatide outside of the U.S. During the development period of the collaboration, beginning January 1, 2007, Takeda was responsible for the first $50 million of third party expenses related to development in pursuit of U.S. regulatory approval of peginesatide, which was fully utilized through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses while we have been responsible for 30% of third party expenses. During the development period, we retained responsibility for 100% of our internal development expenses, most notably employee-related expenses.

        Further, under the June 2006 agreement, Takeda paid us an upfront license fee of $105 million, and we have received milestone payments upon completion of database lock of the Phase 3 clinical trials of $30 million for dialysis and non-dialysis. In addition, we earned a $10 million milestone in July 2011, as a result of the FDA acceptance for review of our NDA, which was deemed to be at risk and recognized immediately upon achievement of the milestone. Upon the successful achievement of clinical development and regulatory milestones, we are eligible to receive from Takeda an additional aggregate of $75 million relating to the renal program, including $50 million of milestone payments upon approval by the FDA in dialysis indications. In February 2012, the Marketing Authorization Application, or MAA filed by Takeda in early 2012 was accepted, by the European Medicines Agency, or EMA which triggered a $5.0 million milestone payment from Takeda. We received this milestone payment in the first quarter of 2012, and we expect to recognize it as revenue in the same period. We and Takeda will share equally in the net profits and losses of peginesatide in the U.S., which include certain expenses related to the marketing and launch of peginesatide.

        During the commercialization period under the Arrangement, which commenced in June 2011 upon the submission of our NDA to the FDA, Takeda bears responsibility for 70% of all third-party expenses related to U.S. development and 50% of all third party expenses related to the commercialization of peginesatide in the U.S. Certain employee-related expenses supporting preparation for commercialization of peginesatide in the U.S. are also shared equally. Such employee-related costs will include the cost of certain employees that would be required to commercialize the product such as field sales representatives, sales operations, medical science liaisons, nurse educators, conversion specialists, national accounts managers and reimbursement specialists. In addition, costs of certain employees in clinical, regulatory and other development functions supporting any post-marketing development activity required by the FDA or separately agreed to by the parties in the U.S. are shared equally.

        We are also entitled to a launch allowance to help fund the initial costs associated with preparing to launch the product in the U.S., whereby Takeda will fund the first $20 million of U.S. commercial expenses. This launch allowance is non-refundable; however, in the event the product is approved for sale in the U.S., Takeda is entitled to deduct up to 8% of net sales from the profit share amounts

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Development and Commercialization Agreements with Takeda (Continued)

which would have otherwise been due to us each period until they have recouped an amount equal to $11 million. As a result of the potential reductions in profit sharing post-launch stemming from the launch allowance, we have reflected amounts we receive under the terms of the launch allowance as a liability on our balance sheet. As of December 31, 2011, we have received $6.1 million of the launch allowance, which is reflected in the caption "Advance from Takeda" on our balance sheet.

        Payments due under the launch allowance for which the earnings process is not yet complete are recognized as revenue when earned in accordance with SAB 104. Under the launch, those amounts paid by Takeda may ultimately be recaptured by Takeda via reductions in peginesatide revenues included in the profit sharing payment in the event peginesatide is approved for commercial sale in the U.S. by the FDA. As a result, we are deferring recognition of those payments until that contingency is resolved. If peginesatide is approved by the FDA, we would recognize previously deferred amounts paid under the launch allowance as revenue each period in an amount equal to the reduction in our revenues being incurred as a result of Takeda's reductions in peginesatide revenues included in the profit sharing. In the event the Arrangement with Takeda is terminated prior to approval of peginesatide in the U.S. we would recognize all previously deferred amounts paid under the launch allowance immediately as Takeda would not longer have any recourse to recoup those amounts paid.

        The Arrangement establishes a joint steering committee to oversee the development, regulatory approval and commercialization of peginesatide. We share responsibility with Takeda for clinical development activities required for U.S. regulatory approval of peginesatide. Specifically, we have primary responsibility for peginesatide's clinical development plan and clinical trials in the dialysis indication, and the non-dialysis indication to the extent of any further development, while Takeda has primary responsibility in the chemotherapy induced anemia and anemia of cancer indications to the extent any such indication is developed. We and Takeda have agreed to suspend the development of peginesatide to treat chemotherapy-induced anemia and to focus all development efforts for peginesatide on the treatment of chronic kidney disease anemia. We are responsible for U.S. regulatory filings in the dialysis, non-dialysis, chemotherapy induced anemia and anemia of cancer indications, including holding the NDAs for those indications. Takeda is responsible for regulatory filings outside the U.S. and the creation of a global safety database.

        Takeda will have primary responsibility, directly or indirectly through sublicensees, and bears all costs for peginesatide clinical development in support of regulatory approval for all territories outside the U.S. and will pay us a variable royalty based on annual net sales of peginesatide outside the U.S.

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

        We recognized $47.7 million, $112.5 million, and $114.9 million of collaboration revenue during the years ended December 31, 2011, 2010, and 2009, respectively. During the year ended December 31, 2010 we recorded a $12.1 million change in estimate to our clinical trial accruals as a result of our analysis of the final monitored site visit data for our Phase 3 clinical trials. As this change in estimate was comprised of development costs charged to Takeda at a 70% reimbursement rate, this amount was a payable due back to Takeda. The reimbursement received from Takeda in prior periods was recorded

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Development and Commercialization Agreements with Takeda (Continued)

as deferred revenue and collaboration revenue under our CAPM revenue recognition model. This change in estimate resulted in a reduction of $8.4 million of deferred revenue and a reversal of $7.8 million of collaboration revenue. The net impact to our statement of operations for this change in estimate was a $4.3 million decrease to our net loss or $0.18 per share for the year ended December 31, 2010.

        The corresponding $8.4 million gross payable to Takeda as of December 31, 2010 was partially offset by the $2.5 million receivable due from Takeda for reimbursement of development and commercial expenses in the fourth quarter of 2010. The resulting net payable of $6.0 million is reflected on the accompanying balance sheet under the caption Payable to Takeda.

        The amount due from Takeda as of December 31, 2011 was $6.9 million.

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

        In November 2011, as contemplated under the Arrangement, we and Takeda executed a Commercial API Supply Agreement which formalizes our respective responsibilities as they relate to the manufacture of peginesatide API by Affymax and the purchase of that API by Takeda for commercial manufacturing and sales of the product. We are also responsible for the manufacture and supply of all quantities of API to be used in the development and commercialization of peginesatide worldwide. Takeda remains responsible for the fill and finish steps in the manufacture of peginesatide worldwide under the Arrangement. Under the terms of the Commercial API Supply Agreement, Takeda has agreed to pay an aggregate of $10.8 million in deposits for commercial API shipments of existing materials already manufactured by us. Through December 31, 2011, we have received $7.2 million and shipped $5.2 million of API. The value of API shipped to Takeda has been recorded as deferred revenue. The remainder of the amount paid by Takeda has been recorded as a liability on our balance sheet.

        In November 2011, we entered into a settlement and license agreement, or the Settlement and License Agreement, with Janssen Biotech, Inc. (a subsidiary of Johnson & Johnson) and certain of its affiliated companies, or, collectively, Janssen, under which we obtained from Janssen a non-exclusive license to the intellectual property in dispute, a covenant not to sue and a release of all claims associated with the arbitration and dispute. The Settlement and License Agreement also provides for the dismissal of all pending proceedings.

        In November 2011, concurrent with the execution of the Settlement and License Agreement, we and Takeda entered into an amendment to the Arrangement. Under the terms of this amendment, Takeda has agreed to pay up to $6.5 million in additional milestones to us in consideration of the upfront and milestone payments we are required to make to Janssen under the Settlement and License Agreement. $5.25 million of these milestones are earned based on regulatory and commercial events in the U.S. and the remaining $1.25 million is tied to regulatory events in the European Union or E.U. As of December 31, 2011, none of these milestones have yet been achieved and as such, we have not received any related payments from Takeda. We are solely responsible for the royalty payment to Janssen.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Development and Commercialization Agreements with Takeda (Continued)

        In February 2012, as contemplated under the Arrangement, we and Takeda entered into a Co-Promotion Agreement to further specify and formalize terms and conditions relating to the joint U.S. commercialization activities for peginesatide including a corporate governance structure and division of roles and responsibilities between us and Takeda, including deployment of resources. We will deploy the sales force and the medical affairs field force but share marketing, account management and payer reimbursement related activities with Takeda. In addition, as we and Takeda split profits 50/50 in the U.S., the Co-Promotion Agreement provides further detail relating to the treatment of FTE expenses used to calculate eligible commercial expenses incurred by us and Takeda thereunder. Consistent with the terms of the Arrangement, Takeda retains final decision making authority with respect to terms related to pricing and contracting and responsibility for distribution activities.

4. Balance Sheet Components

Property and Equipment, Net

        Property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Leasehold improvements	$2,303	$2,115
Equipment	8,748	8,567
Software	2,428	2,431
Construction in progress	630	176

	14,109	13,289
Less: Accumulated depreciation and amortization	(11,097)	(9,307)

	$3,012	$3,982

        Depreciation and amortization expense for the years ended December 31, 2011, 2010, and 2009, was $2.2 million, $2.2 million, and $2.1 million, respectively.

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Compensation-related expenses	$7,971	$7,671
Research and development related costs	1,659	2,476
Janssen Biotech installment payment accrual	2,000	—
Other	1,831	1,447

	$13,461	$11,594

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. Investments

        The following is a summary of our available-for-sale marketable securities (in thousands):

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$2,241	$—	$—	$—	$2,241
Government securities	41,905	23	(4)	—	41,924

Total short-term investments	$44,146	$23	(4)	$—	$44,165

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$1,448	$—	$—	$—	$1,448
Government securities	32,080	58	(4)	—	32,134

Total short-term investments	$33,528	$58	$(4)	$—	$33,582

Long-term investments:
Government securities	$19,899	$5	$(28)	$—	$19,876

Total long-term investments	$19,899	$5	$(28)	$—	$19,876

        The investments mature between January 2012 and August 2012.

6. Fair Value Measurements

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

        Our cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities. The valuation technique we used to measure fair value of our Level 1 money market securities is a market approach, using prices and other relevant information generated by market transactions involving identical securities. The types of investments that are generally classified within

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Fair Value Measurements (Continued)

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

        The following table presents our investments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of December 31, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$45,244	$44,248	$996	$—

Short-term investments:
Certificates of deposit	$2,241	$—	$2,241	$—
Government securities	41,924	—	41,924	—

Total short-term investments	$44,165	$—	$44,165	$—

	As of December 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$61,096	$59,353	$1,743	$—

Short-term investments:
Certificates of deposit	$1,448	$—	$1,448	$—
Government securities	32,134	—	32,134	—

Total short-term investments	$33,582	$—	$33,582	$—

Long-term investments:
Government securities	$19,876	$—	$19,876	$—

Total long-term investments	$19,876	$—	$19,876	$—

        We held investments in auction rate securities or ARS and UBS AG of Series C-2 ARS Rights, or ARS Rights during the quarter ended June 30, 2010, which were classified within Level 3 of the fair value hierarchy because of the lack of observable inputs. The valuation technique we used to measure fair value of our Level 3 ARS and ARS Rights was an income approach and we used a discounted cash flow analysis. As of December 31, 2011 and December 31, 2010, we no longer hold ARS or ARS Rights as these investments were fully redeemed or sold in 2010.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Fair Value Measurements (Continued)

        The following table presents changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Balance at beginning of the period	$—	$17,883
Total realized gains related to ARS included in net loss	—	695
Total realized loss related to ARS included in net loss	—	(158)
Total realized losses related to ARS Rights included in net loss	—	(604)
Settlements	—	(17,816)

Balance at end of the period	$—	$—

        Upon the sale and redemptions of our ARS during 2010, we recognized a realized loss of $158,000 for the year ended December 31, 2010. The fair value of our ARS Rights was decreased by $604,000 for the year ended December 31, 2010 and this reduction was recorded as a charge to other income (expense), net. We also reversed other-than-temporary impairment charges of $695,000 during that period.

7. Commitments and Contingencies

        We rent our office facilities and certain equipment under noncancelable operating leases, which expire at various dates through September 2014. Under the terms of the leases, we are responsible for certain taxes, insurance and maintenance expenses.

        Rent expense for the years ended December 31, 2011, 2010, and 2009 was $3.2 million, $2.8 million and $2.1 million, respectively. We recognize rent expense on a straight-line basis over the lease period.

        Future minimum payments under noncancelable lease obligations as of December 31, 2011 are as follows (in thousands):

Operating Leases
2012	4,172
2013	4,266
2014	3,207
2015	—
2016	—
Thereafter	—

Total minimum lease payments	$11,645

Legal Proceedings

        In October 2010, the arbitration panel in our binding arbitration with certain subsidiaries of Johnson & Johnson decided the ownership of a number of U.S. and international patents and patent

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

applications related to certain EPO-R agonists, or the "intellectual property in dispute." The decision maintained Johnson & Johnson's sole inventorship and sole ownership of U.S. Patent No. 5,767,078, or the "078 Patent," and certain related foreign patents and patent applications, including European Patent application EP96/918,317. The arbitrators determined that we and Johnson & Johnson jointly own the remainder of the intellectual property in dispute.

        In November 2010, we filed in the U.S. District Court for the Northern District of Illinois, or the District Court, a motion to vacate the arbitration award with respect to the ownership of the '078 Patent and related foreign cases. In December 2010, Johnson & Johnson filed its response and requested that the District Court confirm the arbitration award.

        In March 2011, the District Court issued its decision to vacate in part the arbitrators' award relating to sole ownership by Janssen of the European Patent EP96/918,317 and other foreign counterpart patents and patent applications to the '078 Patent. As a consequence, the District Court remanded the issues of inventorship and ownership of such foreign patents and patent applications to the arbitration panel. The District Court denied our motion to vacate in part and maintained the arbitration award with respect to the sole ownership by Johnson & Johnson of the '078 Patent in the U.S. In May 2011, we filed a notice of appeal relating to the District Court's decision as to the '078 Patent in the U.S. which remains pending with the Court of Appeals for the Federal Circuit. Concurrently, Johnson & Johnson filed an appeal with the Seventh Circuit Court of Appeals, and in October 2011, the Seventh Circuit Court reversed the District Court with the result that it remanded with instruction to confirm the arbitration award in full and set forth its view that the Court of Appeals for the Federal Circuit lacked jurisdiction.

        In November 2011, we entered into the Settlement and License Agreement with Janssen under which we obtained a non-exclusive license to the intellectual property in dispute, a covenant not to sue and a release of all claims associated with the arbitration and dispute. The Settlement and License Agreement also provides for the dismissal of all pending proceedings.

        The Settlement and License Agreement requires us to make two fixed payments to Janssen, $6 million within 30 days of execution thereof, which was paid in December 2011, and $2 million by June 30, 2012 The Settlement and License Agreement also requires us to make a $2.5 million milestone payment to Janssen upon FDA regulatory approval of peginesatide, and a $2.5 million milestone payment to Janssen upon regulatory approval of peginesatide in the first major European country. In addition, Janssen will be entitled to low, single-digit royalties on sales of peginesatide in Europe, Japan and certain other countries outside of the United States until mid-2016. Upon execution of the Settlement and License Agreement in the fourth quarter of 2011, we recorded $8.0 million of R&D expense relating to the fixed payments. The milestone payments due upon regulatory approval will be capitalized when and if they become due and payable, and the resulting asset will be amortized over the period of expected benefit from the license granted in the Settlement and License Agreement.

8. Stockholder's Equity

Preferred Stock

        Our Certificate of Incorporation, as amended and restated in December 2006, designates and authorizes 10,000,000 shares of $0.001 par value preferred stock, of which no shares are issued and outstanding as of December 31, 2011 and 2010. The rights, preferences and privileges of any preferred

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Stockholder's Equity (Continued)

stock to be issued pursuant to our current Certificate of Incorporation, as amended and restated, have yet to be established.

        No dividends on preferred stock have been declared since inception through December 31, 2011.

Common Stock

        Our Certificate of Incorporation authorizes us to issue 100,000,000 shares of $0.001 par value common stock.

Warrants

        As of December 31, 2011, a warrant to purchase 1,987 shares of our common stock, at an exercise price of $15.09 per share, and warrants to purchase an aggregate of 423,971 shares of common stock, at an exercise price of $16.78 per share, were issued and outstanding, the latter which was related to a private placement. The warrants contain provisions for the adjustment of the exercise price and the aggregate number of shares issuable upon the exercise of the warrants in the event of stock dividends, stock splits, reorganizations and reclassifications and consolidations. The first warrant expired in January 2012 and the latter warrants expire in March 2014.

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

        In March 2011, we completed a public offering of 9,745,762 shares of our common stock, at $5.90 per share. We received net proceeds of approximately $53.6 million, after deducting underwriting discounts and commissions and offering expenses.

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

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Stockholder's Equity (Continued)

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

2006 Equity Incentive Plan

        Upon the effectiveness of our initial public offering in December 2006, we adopted the 2006 Equity Incentive Plan, or the 2006 Plan. Shares of common stock issuable pursuant to all then outstanding stock awards granted under the 2001 Plan remained subject to the terms of the 2001 Plan and no additional stock awards were granted pursuant to the terms of the 2001 Plan upon the effective date of the 2006 Plan.

        The 2006 Plan provides for both the granting of stock awards, including stock options and restricted stock units, to our employees, directors and consultants. Stock options granted under the 2006 Plan may be either ISOs or NSOs. ISOs may be granted only to our employees. NSOs may be granted to our employees, directors and consultants. Stock options under the 2006 Plan may be granted for periods of up to 10 years and at prices no less than the fair market value of our common stock on the date of grant. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the fair market value of our common stock on the date of grant. To date, stock options granted generally become exercisable over four years and do not allow for the early exercise of options prior to vesting. The terms of the restricted stock units granted by us to date provide for vesting and delivery of shares of common stock over three years or are subject to performance based vesting upon milestones. As of December 31, 2011 we reserved 5,508,443 shares of common stock for issuance under the 2006 Plan.

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

        There were 794,788, 230,956, and 1,465,659 total shares available for grant, combined, under the 2001 and 2006 Plans as of December 31, 2011, 2010, and 2009, respectively.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Stockholder's Equity (Continued)

2006 Employee Stock Purchase Plan

        Upon the effectiveness of the our initial public offering in December 2006, we adopted the 2006 Employee Stock Purchase Plan or the Purchase Plan. As of December 31, 2011 and 2010, we reserved a total of 573,158 and 445,902 shares of common stock, respectively, for issuance under the Purchase Plan. The share reserve automatically increases on January 1st of each year, from January 1, 2007 through January 1, 2016, by an amount equal to the lesser of (i) 0.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (ii) 175,000 shares. We issue new shares of common stock in connection with purchases of common stock under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. For the year ended December 31, 2011 and 2010, 184,382 and 130,315 shares of common stock, respectively, were purchased under the Purchase Plan.

9. Stock-Based Compensation

        We measure and recognize stock-based compensation expense related to employees and directors under the authoritative guidance for share-based payments.

        Stock-based compensation was recorded in the Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Research and development	$4,632	$4,521	$5,026
Selling, general and administrative	5,393	7,002	6,146

	$10,025	$11,523	$11,172

        Included in the amounts in the table above for the year ended December 31, 2011 are compensation costs related to the January 31, 2011 resignation of our former Chief Executive Officer, Arlene M. Morris. Under the terms of Ms. Morris' separation agreement, consistent with her 2008 employment agreement, she had a post-termination exercise period for vested stock options ending on the earlier of one year following the date of termination or the expiration of the option. As part of the separation agreement, Ms. Morris was obligated to provide consulting services through September 30, 2011. Effective upon her resignation, Ms. Morris' status changed from an employee to a consultant and her options and awards continued to vest until the end of her consulting arrangement in September 2011. In accordance with Accounting Standards Codification 718, Shared Based Payments, we recorded $268,000 of stock-based compensation expense related to her separation and consulting arrangement during the quarter ended March 31, 2011. Given the nature of the consulting agreement, all costs were accrued and expensed in the quarter ended March 31, 2011.

        In March 2011, our board of directors approved an amendment to our 2006 Equity Incentive Plan to extend the post-termination exercise period from 90 days to two years for non-employee board members' options vested as of such director's termination date. No other terms of the awards were modified. This amendment applies to all existing and future option grants to non-employee board members.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

        We granted the following stock options and restricted stock units to employees and directors as follows:

	Year Ended December 31,
	2011		2010		2009
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Stock options	1,110,924	$4.41	1,999,999	$9.64	659,175	$8.83
Restricted stock units	220,856	$6.96	460,158	$6.03	—	—

        As of December 31, 2011, there was unrecognized compensation cost of $14.2 million related to these stock options and restricted stock units. The unrecognized compensation cost as of December 31, 2011 is expected to be recognized over a weighted-average amortization period of 2.6 years.

Valuation assumptions and expense recognition

        We estimate the fair value of employee and director stock options using the Black-Scholes valuation model. The fair value of employee and director stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee and director stock options was estimated using the following weighted-average assumptions for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	80%	81%	88%
Risk-free interest rate	1.86%	2.10%	1.51%
Dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	5.6	5.5	5.9

        The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected terms for industry peers as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for our stock options for the years ended December 31, 2011, 2010, and 2009 was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of our industry peers as we did not have any significant trading history for our common stock. Industry peers consist of several public companies in the biopharmaceutical industry similar in size, stage of life cycle and financial leverage. Although use of our own historical data became available at the end of 2011 as we had five full years of history, we have continued to use an average of our industry peers for consistency. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.

        We measured the fair value of restricted stock units using the closing price of our stock on the grant date. The fair value of restricted stock units is being amortized on a straight-line basis over the requisite service period of the awards.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

        We estimated the fair value of employee stock purchase rights granted under the Purchase Plan using the Black-Scholes valuation model. The weighted-average fair value of each stock purchase right for the years ended December 31, 2011, 2010, and 2009 was $2.63, $3.64, and $8.29 per share, respectively. The fair value of employee stock purchase rights is being amortized on a straight-line basis over the requisite service period of the purchase rights. The fair value of employee stock purchase rights were estimated using the following assumptions for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	50% - 157%	85% - 193%	63% - 193%
Risk-free interest rate	0.04% - 1.00%	0.16% - 1.44%	0.17% - 4.67%
Dividend yield	0.00%	0.00%	0.00%
Expected term (in months)	6 - 24	6 - 24	6 - 24

        There were no tax benefits related to employee stock-based compensation for the years ended December 31, 2011, 2010, and 2009.

Stock Option and Restricted Stock Unit Activity

        The following table summarizes information about stock option and restricted stock unit activity for the three years ended December 31, 2011:

	Number of Shares	Weighted- Average Price (Per Share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(2)
Stock Options:
Balances at December 31, 2008	2,130,116	$17.59
Granted	665,175	$12.11
Exercised(3)	(212,424)	$3.36
Forfeited	(137,252)	$19.63
Cancelled	(15,208)	$29.34

Balances at December 31, 2009	2,430,407	$17.14
Granted	2,008,999	$14.14
Exercised(3)	(399,323)	$5.62
Forfeited	(90,043)	$17.33
Cancelled	(60,020)	$25.37

Balances at December 31, 2010	3,890,020	$16.65
Granted	1,119,924	$6.53
Exercised(3)	(95,917)	$3.87
Forfeited	(428,353)	$16.57
Cancelled	(224,165)	$19.69

Balances at December 31, 2011	4,261,509	$14.12	7.27	$1,160

Options exercisable at December 31, 2011	2,269,924	$17.78	5.94	$542

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

	Number of Shares	Weighted- Average Price (Per Share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(2)
Restricted Stock Units:
Balances at December 31, 2008	188,950	$14.94
Granted (time-based)	—	—
Vested	(56,395)	$15.49
Forfeited	(25,486)	$14.49

Balances at December 31, 2009	107,069	$14.76
Granted (time-based)	235,158	$6.23
Granted (performance-based)(4)	225,000	$5.83
Vested	(53,544)	$24.24
Forfeited	(10,282)	$7.97

Balances at December 31, 2010	503,401	$5.91

Granted (time-based)	220,856	$6.96
Vested	(255,782)	$5.84
Forfeited	(106,784)	$5.41

Balances at December 31, 2011	361,691	$6.75	1.59	$84

(1)
The weighted average price per share is determined using exercise price per share for stock options and fair value per share on transaction date for restricted stock units.

(2)
The aggregate intrinsic value is calculated as

•
For options: the difference between the exercise price of the option and the fair value of our common stock for in-the-money options at December 31, 2011.

•
For restricted stock units: the difference between the grant date fair value of the unit and the fair value of our common stock for in-the-money units at December 31, 2011.

(3)
The total intrinsic value of stock options exercised was $0.3 million, $6.9 million, and $4.2 million during the years ended December 31, 2011, 2010, and 2009, respectively, and was determined at the date of each exercise.

(4)
During 2010, the Board of Directors approved the grant of 225,000 performance-based restricted stock units to certain executive officers. These units vest 50% upon FDA acceptance of our NDA submission for review for peginesatide and 50% upon product launch of peginesatide. During 2011, 50% of these units vested when the FDA accepted our submission and filed the NDA for review.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

        The stock options outstanding and exercisable by exercise price at December 31, 2011 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
$0.80 - 10.06	2,054,529	8.60	$6.17	567,562	$5.76
$10.06 - 19.7	774,952	5.84	$14.50	658,936	$14.95
$19.70 - 30.27	1,163,533	6.80	$23.39	774,926	$23.43
$30.27 - 36.43	268,500	3.33	$33.82	268,500	$33.82

	4,261,514			2,269,924

Deferred Stock-Based Compensation

        In September 2003, we approved the repricing of existing employee stock options from $4.00 to $0.80 per share, which was deemed to be the fair market value. As a result of the repricing, stock options are subject to variable accounting. At December 31, 2011, the fair value of the common stock was $6.61 per share and approximately 7,000 repriced stock options remained outstanding. During the years ended December 31, 2011, 2010, and 2009, we have recorded deferred stock-based compensation (benefit) related to these stock options of $(5,000), $(379,000), and $443,000 respectively, and recorded stock-based compensation (income) expense of $(5,000), $(379,000), and $443,000, respectively.

Nonemployee Stock-Based Compensation

        Stock-based compensation expense related to stock options granted and common stock issued to nonemployees is recognized as the stock options are earned. We believe that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. The fair value of stock options granted to nonemployees is calculated at each grant date and remeasured at each reporting date. The stock-based compensation expense related to a grant will fluctuate as the fair value of our common stock fluctuates over the period from the grant date to the vesting date. We recorded nonemployee stock-based compensation (benefit) expense of $(10,000), $(291,000), and $876,000, respectively, for the years ended December 31, 2011, 2010, and 2009.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. Restructuring Charge

        As a result of the May 2010 amendment to our operating lease, we took possession of approximately 16,000 square feet of additional office space adjacent to our corporate headquarters in Palo Alto, California in May 2011. During the year ended December 31, 2011, management concluded that we would not occupy this additional office space, and we are actively seeking to sublease this space. Given these plans and the fact that this space is adequately separable from our existing facilities, in the second and fourth quarter of 2011, we recorded total restructuring charges of $869,000, which represents the present value of the estimated future facility costs for which we will obtain no future economic benefit over the term of our lease, net of estimated future sublease income. The $869,000 charge, as well as $72,000 of accretion was recorded during the year ended December 31, 2011 in selling, general and administrative or SG&A expenses in the statement of operations.

        The estimates underlying the fair value of the lease-related restructuring liability involve significant assumptions regarding the time required to contract with a subtenant, the amount of space we may be able to sublease, the range of potential future sublease rates and the level of leasehold improvements expenditures that we may incur to sublease the property. We have evaluated a number of potential sublease scenarios with differing assumptions and have probability weighted these scenarios and calculated the present value of cash flows based on management's judgment. We will continue to monitor and update the liability balance when future events impact our cash flow estimates related to this excess space.

        In August 2011, we initiated a restructuring plan to lower annual operating expenses that included a planned reduction in force of 22 positions. As a result, we recorded a restructuring charge in the year ended December 31, 2011 of $975,000 related to severance and benefits, of which $932,000 was reflected as R&D expense and $43,000 as SG&A expense in the statement of operations.

        The following table summarizes the accrual balance and utilization by type for the restructuring (in thousands):

	Facilities Related	Employee Related	Total
Balance as of January 1, 2011	$—	$—	$—
Restructuring charges accrued	869	975	1,844
Cash payments	(431)	(710)	(1,141)
Accretion	72	—	72

Balance at December 31, 2011	510	265	775
Less Current Portion	391	265	656

Long-term portion as of December 31, 2011	$119	$—	$119

        The current portion of the total restructuring accrual balance is included in the caption "Accrued liabilities" and the non-current portion is included in the caption "Other long-term liabilities" on the balance sheet.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

11. Income Taxes

        The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Provision (benefit) for income taxes:
Current provision (benefit) for income taxes:
Federal	$—	$—	$(1,412)
State	1	1	1

Total current provision (benefit) for income taxes	1	1	(1,411)
Deferred tax benefit:
Federal	—	—	—
State	—	—	—

Total deferred tax benefit	—	—	—

Provision (benefit) for income taxes	$1	$1	$(1,411)

        We recorded a provision for minimum statutory state tax and provided no federal tax as a result of our net operating loss for the year ended December 31, 2011 and 2010.

        We recorded a benefit for income taxes for the year ended December 31, 2009 of $1.4 million, consisting largely of a federal tax benefit that primarily resulted from the Worker, Homeownership and Business Assistance Act of 2009 enacted in November 2009, which allowed us to carryback our 2008 net operating loss to 2007 and recover $1.3 million in alternative minimum taxes previously paid for the year ended December 31, 2007. We also recorded a $100,000 federal benefit related to refundable R&D credits available to us pursuant to a provision within the Housing Assistance Tax Act of 2008, which was effective for tax years ended after March 31, 2008 and December 31, 2009.

        We incurred significant operating losses since inception and anticipate that we may incur continued losses in the future.

        A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory income tax rate	(35.00)%	(35.00)%	(35.00)%
State income taxes, net of federal benefit	—	0.01	—
Stock-based compensation expense	4.15	9.61	0.84
Change in valuation allowance	(56.26)	37.17	33.76
Change in federal rates and prior year true ups	0.70	(0.32)	0.64
Permanent differences true ups	0.08	0.11	0.03
Tax credits	2.66	(11.58)	(2.09)
Impairment of tax attributes due to ownership change	83.67	—	—

Provision (benefit) for income taxes	0.00%	0.00%	(1.82)%

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        Deferred tax assets consist of the following (in thousands):

	December 31,
	2011	2010
Net operating loss carryforwards	$93,282	$118,654
Federal and State credit carryforwards	3,552	12,233
Depreciation and amortization	15,938	20,147
Capitalized start up costs	1,333	1,481
Accrued liabilities and allowances	17,720,	20,094

Gross deferred tax assets	131,825	172,609
Deferred tax liability	—	(216)

Net deferred tax asset	131,825	172,393
Less: Valuation allowance	(124,585)	(165,153)

Net deferred tax assets	$7,240	$7,240

        Management establishes a valuation allowance for those deductible temporary differences when it is more likely than not that some or all of the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon our ability to generate taxable income during the periods in which the temporary differences are deductible. Management considers the historical level of taxable income, projections for future taxable income, taxable income in carryback years and tax planning strategies in making this assessment. Management's assessment in the near term is subject to change if estimates of future taxable income during the carryforward period are increased. The valuation allowance decreased $40.6 million during the year ended December 31, 2011 and increased $6.7 million during the year ended December 31, 2010. As of December 31, 2011 and 2010, we have a net deferred tax asset balance of $7.2 million each in consideration of the uncertainty in income taxes liability recorded for the same amount.

        We considered the following positive and negative factors in determining that it was more likely than not that the $7.2 million of the net deferred tax asset as of December 31, 2011 and 2010 would be realized:

  •
  Net deductible temporary differences that were expected to reverse in 2011 and 2012;

  •
  There were no relevant tax strategies available that we would consider feasible; and

  •
  Uncertainties, such as regulatory approval of peginesatide would adversely affect our future operations.

        We have experienced ownership changes as defined by Sections 382 and 383 of the Internal Revenue Code which establishes an annual limit on the deductibility of pre-ownership change net operating loss and credit carryforwards. As a result of the ownership change and underlying annual limitation, some of our pre-ownership change net operating loss and all of our federal pre-ownership change credit carryforwards will expire unutilized. Accordingly, we have reduced our gross deferred tax asset for the expiring carryforwards by $59.6 million as of December 31, 2011.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        At December 31, 2011, we had federal and state net operating loss carryforwards of $345 million and $360 million, respectively. The federal net operating loss carryforwards begin to expire in 2029 and state net operating loss carryforwards begin to expire in 2019, if not utilized.

        At December 31, 2011 and 2010, our liability for uncertain income tax positions was $10.4 million and $10.2 million, respectively, which is reflected as long-term income tax liabilities on our balance sheet. Our policy is to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. For the years ended December 31, 2011, 2010, and 2009, we recognized $144,000, $140,000, and $105,000, respectively, of interest expense related to our liability for uncertain income tax positions. As of December 31, 2011 and 2010, we had accrued $986,000 and $842,000 , respectively, of interest expense related to our liability for uncertain income tax positions. For the years ended December 31, 2011, 2010 and 2009, there were no penalties related to uncertain income tax positions.

        We record liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The guidance prescribes a minimum recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not believe any such uncertain tax positions currently pending will have a material adverse effect on our financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period. We had $70.6 million, $13.1 million, and $12.4 million and of unrecognized tax benefits as of December 31, 2011, 2010, and 2009, respectively.

        As of December 31, 2011 and 2010, $63.4 million and $5.9 million, respectively of the unrecognized tax benefits would affect our income tax provision and effective tax rate if recognized. However, as we would currently need to increase the valuation allowance for any additional amounts benefited, the effective tax rate would not be impacted until the valuation allowance was removed.

        A reconciliation of the unrecognized tax benefits for the years ended December 31, 2011, 2010, and 2009 is as follows (in thousands):

	December 31,
	2011	2010	2009
Balance at beginning of year	$13,100	$12,366	$11,770
Additions for current year tax positions	59,419	734	759
Additions for prior year tax positions	—	—	—
Reductions for prior year tax positions	(1,906)	—	(163)

Balance at end of year	$70,613	$13,100	$12,366

        We file federal and California income tax returns. For U.S. federal and California income tax purposes, the statute of limitation with regards to all returns remain open due to carryforward of net operating losses and R&D credits generated in prior years. There are no tax years under examination by any jurisdiction at this time.

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

12. Retirement Savings Plan

        We have a retirement savings plan, commonly known as a 401(k) plan, that allows all full time employees to contribute from 1% to 50% of their salary, subject to IRS limits. Beginning in 2008, we made matching contributions equal to 50% of the employee deferral contributions during the fiscal year up to $4,000. Employees who met the period of service requirement minimum of 500 hours and remained employed on the last day of the fiscal year were eligible for the matching contribution. Our contributions to the 401(k) plan were $407,000, $460,000, and $453,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

13. Quarterly Financial Data (unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Collaboration revenue	$16,679	$14,146	$13,204	$3,674
Total revenue	16,683	14,151	13,209	3,677
Loss from operations	(9,632)	(12,531)	(9,826)	(29,417)
Net loss	(9,591)	(12,519)	(9,816)	(29,441)
Basic and diluted net loss per common share	$(0.36)	$(0.35)	$(0.28)	$(0.82)
Weighted-average number of common shares used in computing basic and diluted net loss per common share calculations	26,354	35,388	35,578	35,704

        During the year ended December 31, 2011, we continued to work with our CROs on final close-out activities regarding site billings for investigator grants on our Phase 3 trials. During the year, we received notification from both of our major CROs that they had completed their close-out work and they provided the final amounts due relating to work performed on our Phase 3 studies for which they were responsible. As a result of this new information, we recorded a change in estimate to decrease our clinical trial accruals for these trials which resulted in a $1.8 million reversal of our clinical trial accrual in the third and fourth quarter of 2011. In addition, as a result of the conclusion of negotiations with our CROs on various billing disputes, we further reduced our clinical trial accrual by $0.7 million as the ultimate settlement was more favorable than our initial estimates. The aggregate

AFFYMAX, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Data (unaudited) (Continued)

change in estimate during the period decreased R&D expense by $2.5 million for the year ended December 31, 2011.

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

        As a result of finalizing amendments for clinical trial activities completed in 2009, our fourth quarter of 2010 includes adjustments relating to estimates previously recorded in our expenses for the years ended December 31, 2008 and 2009. The adjustments decreased clinical trial expense by $12.1 million. As this change in estimate was comprised of development costs charged to Takeda at a 70% reimbursement rate, this amount was a payable due back to Takeda. The reimbursement received from Takeda in prior periods was recorded as deferred revenue and collaboration revenue under our CAPM revenue recognition model. This change in estimate resulted in a reduction of $8.4 million of deferred revenue and a reversal of $7.8 million of collaboration revenue. The net impact to our statement of operations for this change in estimate was a $4.3 million decrease to our net loss or $0.18 per share for the year ended December 31, 2010.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Management determined that, as of December 31, 2011, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission or COSO in Internal Control—Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria.

        Ernst & Young LLP, an independent registered public accounting firm, has audited out financial statements included herein and has issued and audit report on the effectiveness of our internal control over financial reporting, which report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Affymax, Inc.

        We have audited Affymax Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Affymax's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Affymax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 financial statement of Affymax, Inc. and our report dated March 14, 2012 expressed an unqualified opinion thereon.

                                                                                             /s/ Ernst & Young LLP

Redwood City, CA
March 14, 2012

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item with respect to our executive officers may be found under the section, "Executive Officers and Key Employees" appearing in our proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference. The information required by this item relating to our directors and nominees, including information with respect to audit committee financial experts, may be found under the section entitled "Proposal 1—Election of Directors" appearing in the proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act may be found under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation.

        The information required by this item concerning director and executive compensation is included in our proxy statement for our 2012 annual meeting of stockholders under the section entitled "Executive Compensation" and is incorporated herein by reference. The information required by this item concerning Compensation Committee interlocks and insider participation is included in our proxy statement for our 2012 annual meeting of stockholders under the section entitled "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference. The information required by this item concerning our Compensation Committee's review and discussion of our Compensation Discussion and Analysis is included in our proxy statement for our 2012 annual meeting of stockholders under the section entitled "Compensation Committee Report" and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in our proxy statement for our 2012 annual meeting of stockholders under the section entitled "Securities Authorized for Issuance under Equity Compensation Plans" and is incorporated herein by reference. The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2012 annual meeting of stockholders under the section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2012 annual meeting of stockholders under the sections entitled "Information Regarding The Board of Directors and Corporate Governance" and "Transactions With Related Persons."

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2012 annual meeting of stockholders under the section entitled "Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm."

PART IV.

Item 15.    Exhibits and Financial Statement Schedules.

        (a)   The following documents are filed as part of this Form 10-K:

          (1)   Financial Statements (included in Part II of this report):

      •
      Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

      •
      Balance Sheets

      •
      Statements of Operations

      •
      Statements of Stockholders' Equity

      •
      Statements of Cash Flows

      •
      Notes to Financial Statements

          (2)   Financial Statement Schedules

      All other financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

    The following exhibits are included herein or incorporated herein by reference:

3.3		Amended and Restated Certificate of Incorporation(1)
3.5		Amended and Restated Bylaws(2)
4.1		Reference is made to exhibits 3.3 and 3.5
4.2		Specimen Common Stock Certificate(1)
4.4		Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(3)
4.5		Form of Warrant to Purchase shares of Common Stock(4)
10.1	+	Form of Indemnity Agreement for Directors and Executive Officers(3)
10.2	+	2001 Stock Option/Stock Issuance Plan(1)

10.3	+	Form of Notice of Grant of Stock Option, Form of Stock Option Agreement and Form of Stock Purchase Agreement under 2001 Stock Option/Stock Issuance Plan(5)
10.4	+	Form of Stock Issuance Agreement under 2001 Stock Option/Stock Issuance Agreement(5)
10.5	+	Amended and Restated 2006 Equity Incentive Plan, as amended March 2, 2011(6)
10.6	+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan(5)
10.7	+	2006 Employee Stock Purchase Plan(5)
10.8	+	Form of Offering Document under 2006 Employee Stock Purchase Plan(7)
10.9	+	Form of Restricted Stock Unit Notice and Form of Restricted Stock Unit under 2006 Equity Incentive Plan(8)
10.10	+	Employment Agreement, dated December 17, 2008, by and between the Registrant and Arlene M. Morris(9)
10.11	+	Executive Employment Agreement, dated December 17, 2008, by and between the Registrant and Paul B. Cleveland(9)
10.13	+	Summary of Non-Employee Director Compensation Program(9)
10.14		Research and Development/Office Lease, dated May 30, 1990, by and between Miranda Associates and Affymax Research Institute(5)
10.15		First Amendment to Lease, dated November 16, 1999, by and between Spieker Properties, L.P., successor in interest to Miranda Associates, and Affymax Research Institute(5)
10.16		Second Amendment to Lease, dated December 20, 1999, by and between Spieker Properties, L.P. and Affymax Research Institute(5)
10.17		Third Amendment, dated December 31, 2001, by and between EOP-Foothill Research Center, L.L.C., successor by merger to Spieker Properties L.P., and the Registrant(5)
10.18	*	EPO Receptor License Agreement, dated September 5, 1996, by and between the Registrant and Genetics Institute, Inc.(7)
10.19	*	License Agreement, dated July 27, 2001, by and between the Registrant, Glaxo Group Limited, SmithKline Beecham Corporation, Affymax N.V., Affymax Research Institute and Affymax Technologies N.V.(10)
10.20	*	License, Manufacturing, and Supply Agreement, dated April 8, 2004, by and between the Registrant and Nektar Therapeutics AL, Corporation(11)
10.21	*	Collaboration and License Agreement, dated February 13, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(12)
10.22	*	Collaboration and License Agreement, dated June 27, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(13)
10.23		Research and Development Agreement, dated April 2, 1992, by and between the Registrant and The R.W. Johnson Pharmaceutical Research Institute(14)
10.24		Sublease Agreement, dated September 1, 2006, by and between the Registrant and TIBCO Software Inc.(15)

10.25		First Amendment to Collaboration and License Agreement, dated April 1, 2007, by and between Registrant and Takeda Pharmaceutical Company Limited(16)
10.26		Fourth Amendment to Lease, dated November 30, 2006, by and between Registrant and CA-Foothill Research Center L.P.(17)
10.27		Second Amendment to Collaboration and License Agreements between Registrant and Takeda Pharmaceutical Company Limited effective January 1, 2008(18)
10.28		Securities Purchase Agreement to purchase shares of Common Stock dated February 13, 2009 by and among Registrant and the purchasers identified on the signature pages thereto(19)
10.29
Securities Purchase Agreement to purchase shares of Common Stock and Warrants to purchase shares of Common Stock dated February 13, 2009 by and among Registrant and the purchasers identified on the signature pages thereto(20)
10.30	+	Executive Employment Agreement, dated December 17, 2008 by and between the Registrant and Anne-Marie Duliege(21)
10.31	+	Executive Employment Agreement, dated December 17, 2008 by and between the Registrant and Robert Venteicher(22)
10.32		Common Stock Purchase Agreement, dated September 25, 2009 by and between the Registrant and Azimuth Opportunity Ltd.(23)
10.33		Form of Credit Line and related documentation effective as of December 8, 2009 by and between the Registrant and UBS Financial Services, Inc.(24)
10.34	+	Executive Employment Agreement, dated February 19, 2010, by and between the Registrant and John A. Orwin.(25)
10.35		Fifth Amendment, dated May 20, 2010, by and between the Registrant and EOP-Foothill Research Center, L.L.C.(26)
10.36		Amendment No. 1 to Common Stock Purchase Agreement, dated September 17, 2010, between the Registrant and Azimuth Opportunity Ltd.(27)
10.37	+	Amendment to Employment Agreement between the Registrant and Arlene M. Morris effective as of September 23, 2010.(28)
10.38	+	Amendment to Employment Agreement between the Registrant and John A. Orwin effective as of September 23, 2010.(28)
10.39	+	Amendment to Employment Agreement between the Registrant and Paul B. Cleveland effective as of September 23, 2010.(28)
10.40	+	Amendment to Employment Agreement between the Registrant and Anne-Marie Duliege effective as of September 23, 2010.(28)
10.41	+	Amendment to Employment Agreement between the Registrant and Robert F. Venteicher effective as of September 23, 2010.(28)
10.42	+	Amended and Restated Executive Employment Agreement, dated February 1, 2011, by and between the Registrant and John A. Orwin.(29)
10.43	+	Executive Employment Agreement, dated March 4, 2011, by and between the Registrant and Herb Cross.(30)

10.44		Sixth Amendment to Lease, dated December 21, 2010 by and between Registrant and CA-Foothill Research Center L.P.(31)
10.45	+	Separation Agreement, dated January 5, 2011, by and between the Registrant and Arlene M. Morris.(32)
10.46		Amendment No. 2 to Common Stock Purchase Agreement, dated as of May 2, 2011 by and between the Registrant and Azimuth Opportunity Ltd.(33)
10.47		Settlement and License Agreement, dated as of November 7, 2011, by and between the Registrant and Janssen Biotech, Inc.
10.48		Third Amendment to Collaboration and License Agreements, effective as of November 7, 2011, by and between the Registrant and Takeda Pharmaceutical Company Limited
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney. Reference is made to the signature page
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
101.INS	#	XBRL Instance
101.SCH	#	XBRL Taxonomy Extension Schema
101.CAL	#	XBRL Taxonomy Extension Calculation
101.LAB	#	XBRL Taxonomy Extension Labels
101.PRE	#	XBRL Taxonomy Extension Presentation
101.DEF	#	XBRL Taxonomy Extension Definition

(1)
Incorporated by reference to the indicated exhibit of our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on November 30, 2006.

(2)
Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.

(3)
Incorporated by reference to the indicated exhibit of our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on October 2, 2006.

(4)
Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

(5)
Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(6)
Incorporated by reference to the indicated exhibit in our Form 10-Q, as filed with the Securities and Exchange Commission on May 9, 2011.

(7)
Incorporated by reference to the indicated exhibit of our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on December 11, 2006.

(8)
Incorporated by reference to the indicated exhibit in our Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

(9)
Incorporated by reference to the indicated exhibit in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

(10)
Incorporated by reference to Exhibit 10.21 of our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(11)
Incorporated by reference to Exhibit 10.23 of our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on December 11, 2006.

(12)
Incorporated by reference to Exhibit 10.24 in our Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2009.

(13)
Incorporated by reference to Exhibit 10.25 in our Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2009.

(14)
Incorporated by reference to Exhibit 10.34 of our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(15)
Incorporated by reference to Exhibit 10.32 of our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on November 30, 2006.

(16)
Incorporated by reference to Exhibit 10.28 in our Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission.

(17)
Incorporated by reference to Exhibit 10.35 in our Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

(18)
Incorporated by reference to Exhibit 10.30 in our Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

(19)
Incorporated by reference toExhibit 10.31in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

(20)
Incorporated by reference toExhibit 10.32 in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

(21)
Incorporated by reference to Exhibit 10.33 in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

(22)
Incorporated by reference to Exhibit 10.34 in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

(23)
Incorporated by reference to Exhibit 10.35 in our Form 8-K as filed with the Securities and Exchange Commission on September 25, 2009.

(24)
Incorporated by reference to the indicated exhibit in our Form 10-K, as filed with the Securities and Exchange Commission on March 4, 2010.

(25)
Incorporated by reference to the indicated exhibit in our Form 10-Q, as filed with the Securities and Exchange Commission on May 6, 2010.

(26)
Incorporated by reference to the indicated exhibit in our Form 10-Q, as filed with the Securities and Exchange Commission on August 5, 2010.

(27)
Incorporated by reference to the indicated exhibit in our Form 8-K, as filed with the Securities and Exchange Commission on September 20, 2010.

(28)
Incorporated by reference to the indicated exhibit in our Form 10-Q, as filed with the Securities and Exchange Commission on November 5, 2010.

(29)
Incorporated by reference to Exhibit 10.41 in our Form 10-Q, as filed with the Securities and Exchange Commission on May 9, 2011.

(30)
Incorporated by reference to Exhibit 10.42 in our Form 10-K, as filed with the Securities and Exchange Commission on March 11, 2011.

(31)
Incorporated by reference to Exhibit 10.43 in our Form 10-K, as filed with the Securities and Exchange Commission on March 11, 2011.

(32)
Incorporated by reference to Exhibit 10.44 in our Form 10-Q, as filed with the Securities and Exchange Commission on May 9, 2011.

(33)
Incorporated by reference to Exhibit 10.45 in our Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2011.

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

#
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMAX, INC.
By:	/s/ JOHN A.ORWIN John A. Orwin Chief Executive Officer and Member of the Board of Directors

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN A. ORWIN John Orwin	Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 14, 2012
/s/ HERB CROSS Herb Cross	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2012
/s/ HOLLINGS C. RENTON Hollings C. Renton	Member of the Board of Directors	March 14, 2012
/s/ KATHLEEN LAPORTE Kathleen LaPorte	Member of the Board of Directors	March 14, 2012

Signature	Title	Date

/s/ KEITH R. LEONARD Keith R. Leonard	Member of the Board of Directors	March 14, 2012
/s/ TED W. LOVE Ted W. Love	Member of the Board of Directors	March 14, 2012
/s/ DANIEL K. SPIEGELMAN Daniel K. Spiegelman	Member of the Board of Directors	March 14, 2012
Christi van Heek	Member of the Board of Directors	March 14, 2012
/s/ JOHN P. WALKER John P. Walker	Member of the Board of Directors	March 14, 2012

EXHIBIT INDEX

3.3		Amended and Restated Certificate of Incorporation(1)

3.5		Amended and Restated Bylaws(2)

4.1		Reference is made to exhibits 3.3 and 3.5

4.2		Specimen Common Stock Certificate(1)

4.4		Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(3)

4.5		Form of Warrant to Purchase shares of Common Stock(4)

10.1	+	Form of Indemnity Agreement for Directors and Executive Officers(3)

10.2	+	2001 Stock Option/Stock Issuance Plan(1)

10.3	+	Form of Notice of Grant of Stock Option, Form of Stock Option Agreement and Form of Stock Purchase Agreement under 2001 Stock Option/Stock Issuance Plan(5)

10.4	+	Form of Stock Issuance Agreement under 2001 Stock Option/Stock Issuance Agreement(5)

10.5	+	Amended and Restated 2006 Equity Incentive Plan, as amended March 2, 2011(6)

10.6	+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan(5)

10.7	+	2006 Employee Stock Purchase Plan(5)

10.8	+	Form of Offering Document under 2006 Employee Stock Purchase Plan(7)

10.9	+	Form of Restricted Stock Unit Notice and Form of Restricted Stock Unit under 2006 Equity Incentive Plan(8)

10.10	+	Employment Agreement, dated December 17, 2008, by and between the Registrant and Arlene M. Morris(9)

10.11	+	Executive Employment Agreement, dated December 17, 2008, by and between the Registrant and Paul B. Cleveland(9)

10.13	+	Summary of Non-Employee Director Compensation Program(9)

10.14		Research and Development/Office Lease, dated May 30, 1990, by and between Miranda Associates and Affymax Research Institute(5)

10.15		First Amendment to Lease, dated November 16, 1999, by and between Spieker Properties, L.P., successor in interest to Miranda Associates, and Affymax Research Institute(5)

10.16		Second Amendment to Lease, dated December 20, 1999, by and between Spieker Properties, L.P. and Affymax Research Institute(5)

10.17		Third Amendment, dated December 31, 2001, by and between EOP-Foothill Research Center, L.L.C., successor by merger to Spieker Properties L.P., and the Registrant(5)

10.18	*	EPO Receptor License Agreement, dated September 5, 1996, by and between the Registrant and Genetics Institute, Inc.(7)

10.19	*	License Agreement, dated July 27, 2001, by and between the Registrant, Glaxo Group Limited, SmithKline Beecham Corporation, Affymax N.V., Affymax Research Institute and Affymax Technologies N.V.(10)

10.20	*	License, Manufacturing, and Supply Agreement, dated April 8, 2004, by and between the Registrant and Nektar Therapeutics AL, Corporation(11)

10.21	*	Collaboration and License Agreement, dated February 13, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(12)

10.22	*	Collaboration and License Agreement, dated June 27, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(13)

10.23		Research and Development Agreement, dated April 2, 1992, by and between the Registrant and The R.W. Johnson Pharmaceutical Research Institute(14)

10.24		Sublease Agreement, dated September 1, 2006, by and between the Registrant and TIBCO Software Inc.(15)

10.25		First Amendment to Collaboration and License Agreement, dated April 1, 2007, by and between Registrant and Takeda Pharmaceutical Company Limited(16)

10.26		Fourth Amendment to Lease, dated November 30, 2006, by and between Registrant and CA-Foothill Research Center L.P.(17)

10.27		Second Amendment to Collaboration and License Agreements between Registrant and Takeda Pharmaceutical Company Limited effective January 1, 2008(18)

10.28		Securities Purchase Agreement to purchase shares of Common Stock dated February 13, 2009 by and among Registrant and the purchasers identified on the signature pages thereto(19)

10.29		Securities Purchase Agreement to purchase shares of Common Stock and Warrants to purchase shares of Common Stock dated February 13, 2009 by and among Registrant and the purchasers identified on the signature pages thereto(20)

10.30	+	Executive Employment Agreement, dated December 17, 2008 by and between the Registrant and Anne-Marie Duliege(21)

10.31	+	Executive Employment Agreement, dated December 17, 2008 by and between the Registrant and Robert Venteicher(22)

10.32		Common Stock Purchase Agreement, dated September 25, 2009 by and between the Registrant and Azimuth Opportunity Ltd.(23)

10.33		Form of Credit Line and related documentation effective as of December 8, 2009 by and between the Registrant and UBS Financial Services, Inc.(24)

10.34	+	Executive Employment Agreement, dated February 19, 2010, by and between the Registrant and John A. Orwin.(25)

10.35		Fifth Amendment, dated May 20, 2010, by and between the Registrant and EOP-Foothill Research Center, L.L.C.(26)

10.36		Amendment No. 1 to Common Stock Purchase Agreement, dated September 17, 2010, between the Registrant and Azimuth Opportunity Ltd.(27)

10.37	+	Amendment to Employment Agreement between the Registrant and Arlene M. Morris effective as of September 23, 2010.(28)

10.38	+	Amendment to Employment Agreement between the Registrant and John A. Orwin effective as of September 23, 2010.(28)

10.39	+	Amendment to Employment Agreement between the Registrant and Paul B. Cleveland effective as of September 23, 2010.(28)

10.40	+	Amendment to Employment Agreement between the Registrant and Anne-Marie Duliege effective as of September 23, 2010.(28)

10.41	+	Amendment to Employment Agreement between the Registrant and Robert F. Venteicher effective as of September 23, 2010.(28)

10.42	+	Amended and Restated Executive Employment Agreement, dated February 1, 2011, by and between the Registrant and John A. Orwin.(29)

10.43	+	Executive Employment Agreement, dated March 4, 2011, by and between the Registrant and Herb Cross.(30)

10.44		Sixth Amendment to Lease, dated December 21, 2010 by and between Registrant and CA-Foothill Research Center L.P.(31)

10.45	+	Separation Agreement, dated January 5, 2011, by and between the Registrant and Arlene M. Morris.(32)

10.46		Amendment No. 2 to Common Stock Purchase Agreement, dated as of May 2, 2011 by and between the Registrant and Azimuth Opportunity Ltd.(33)

10.47		Settlement and License Agreement, dated as of November 7, 2011, by and between the Registrant and Janssen Biotech, Inc.

10.48		Third Amendment to Collaboration and License Agreements, effective as of November 7, 2011, by and between the Registrant and Takeda Pharmaceutical Company Limited

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney. Reference is made to the signature page

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	#	XBRL Instance

101.SCH	#	XBRL Taxonomy Extension Schema

101.CAL	#	XBRL Taxonomy Extension Calculation

101.LAB	#	XBRL Taxonomy Extension Labels

101.PRE	#	XBRL Taxonomy Extension Presentation

101.DEF	#	XBRL Taxonomy Extension Definition

(1)
Incorporated by reference to the indicated exhibit of our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on November 30, 2006.

(2)
Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.

(3)
Incorporated by reference to the indicated exhibit of our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on October 2, 2006.

(4)
Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

(5)
Incorporated by reference to the indicated exhibit of our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(6)
Incorporated by reference to the indicated exhibit in our Form 10-Q, as filed with the Securities and Exchange Commission on May 9, 2011.

(7)
Incorporated by reference to the indicated exhibit of our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on December 11, 2006.

(8)
Incorporated by reference to the indicated exhibit in our Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

(9)
Incorporated by reference to the indicated exhibit in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

(10)
Incorporated by reference to Exhibit 10.21 of our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(11)
Incorporated by reference to Exhibit 10.23 of our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on December 11, 2006.

(12)
Incorporated by reference to Exhibit 10.24 in our Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2009.

(13)
Incorporated by reference to Exhibit 10.25 in our Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2009.

(14)
Incorporated by reference to Exhibit 10.34 of our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(15)
Incorporated by reference to Exhibit 10.32 of our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on November 30, 2006.

(16)
Incorporated by reference to Exhibit 10.28 in our Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission.

(17)
Incorporated by reference to Exhibit 10.35 in our Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

(18)
Incorporated by reference to Exhibit 10.30 in our Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

(19)
Incorporated by reference toExhibit 10.31in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

(20)
Incorporated by reference toExhibit 10.32 in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

(21)
Incorporated by reference to Exhibit 10.33 in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

(22)
Incorporated by reference to Exhibit 10.34 in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

(23)
Incorporated by reference to Exhibit 10.35 in our Form 8-K as filed with the Securities and Exchange Commission on September 25, 2009.

(24)
Incorporated by reference to the indicated exhibit in our Form 10-K, as filed with the Securities and Exchange Commission on March 4, 2010.

(25)
Incorporated by reference to the indicated exhibit in our Form 10-Q, as filed with the Securities and Exchange Commission on May 6, 2010.

(26)
Incorporated by reference to the indicated exhibit in our Form 10-Q, as filed with the Securities and Exchange Commission on August 5, 2010.

(27)
Incorporated by reference to the indicated exhibit in our Form 8-K, as filed with the Securities and Exchange Commission on September 20, 2010.

(28)
Incorporated by reference to the indicated exhibit in our Form 10-Q, as filed with the Securities and Exchange Commission on November 5, 2010.

(29)
Incorporated by reference to Exhibit 10.41 in our Form 10-Q, as filed with the Securities and Exchange Commission on May 9, 2011.

(30)
Incorporated by reference to Exhibit 10.42 in our Form 10-K, as filed with the Securities and Exchange Commission on March 11, 2011.

(31)
Incorporated by reference to Exhibit 10.43 in our Form 10-K, as filed with the Securities and Exchange Commission on March 11, 2011.

(32)
Incorporated by reference to Exhibit 10.44 in our Form 10-Q, as filed with the Securities and Exchange Commission on May 9, 2011.

(33)
Incorporated by reference to Exhibit 10.45 in our Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2011.

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

#
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.