Form 10-Q/A
period 2012-03-31
AFFYMAX INC
filed 2012-07-02
CIK 1158223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

AFFYMAX, INC.

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2012

Explanatory Note to Form 10-Q Amendment No. 1

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Form 10-Q”) of Affymax, Inc. is being filed for the purpose of re-filing Exhibit 10.49 to the Form 10-Q in response to comments received from the Securities and Exchange Commission (the “SEC”) in connection with a pending request for confidential treatment of portions of such exhibit. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits hereto.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after May 9, 2012) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant’s other filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMAX, INC.

	By:	/s/ JOHN A. ORWIN
Dated: June 27, 2012		Chief Executive Officer and Member of the Board of Directors

	By:	/s/ HERB CROSS
Dated: June 27, 2012		Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.3	Amended and Restated Certificate of Incorporation (1)

3.5	Amended and Restated Bylaws (2)

4.1	Reference is made to exhibits 3.3 and 3.5

4.2	Specimen Common Stock Certificate (1)

4.3	Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders (1)

4.4	Form of Warrant to Purchase shares of Common Stock (3)

4.5	Form of Warrant to Oxford Finance Corporation to Purchase shares of Common Stock (4)

4.6	Form of Warrant to Silicon Valley Bank to Purchase shares of Common Stock (4)

10.49†	Co-Promotion Agreement, dated February 24, 2012, by and between the Registrant and Takeda Pharmaceuticals U.S.A., Inc.

10.50	Loan and Security Agreement, dated March 26, 2012, by and between the Registrant, Oxford Finance Corporation and Silicon Valley Bank (4)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) (4)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) (4)

31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (4)

101.INS*	XBRL Instance (4)

101.SCH*	XBRL Taxonomy Extension Schema (4)

101.CAL*	XBRL Taxonomy Extension Calculation (4)

101.LAB*	XBRL Taxonomy Extension Labels (4)

101.PRE*	XBRL Taxonomy Extension Presentation (4)

101.DEF*	XBRL Taxonomy Extension Definition (4)

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

(4)                                 Incorporated by reference to the indicated exhibit of our Form 10-Q as filed with the Securities and Exchange Commission on May 9, 2012.

†  Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The omitted information has been separately filed with the Securities and Exchange Commission.

#  The certifications attached as Exhibit 32.1 are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Affymax, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

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