Form 10-Q
period 2012-09-30
AFFYMAX INC
filed 2012-11-09
CIK 1158223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, 37,166,309 shares of the registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Item 1.  Financial Statements

AFFYMAX, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$89,169	$54,339
Short-term investments	9,684	44,165
Receivable from Takeda	9,710	6,937
Inventory	2,040	—
Deferred tax assets	351	351
Prepaid expenses and other current assets	7,267	1,828
Total current assets	118,221	107,620
Property and equipment, net	3,024	3,013
Restricted cash	1,135	1,135
Deferred tax assets, net of current	6,888	6,888
Other assets	3,481	339
Total assets	$132,749	$118,995
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,766	$941
Accrued liabilities	17,749	13,733
Accrued clinical trial expenses	2,500	3,365
Deposit from Takeda	559	1,998
Notes payable, current	2,766	—
Total current liabilities	27,340	20,037
Long-term income tax liability	10,513	10,411
Advance from Takeda	9,310	6,121
Deferred revenue	12,386	5,174
Notes payable, net of current	7,234	—
Other long-term liabilities	810	1,255
Total liabilities	67,593	42,998
Commitments and contingencies	—	—
Stockholders’ equity
Common stock: $0.001 par value, 100,000,000 shares authorized, 36,663,946 and 35,733,181 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	37	36
Additional paid-in capital	540,560	526,244
Accumulated deficit	(475,442)	(450,301)
Accumulated other comprehensive income	1	18
Total stockholders’ equity	65,156	75,997
Total liabilities and stockholders’ equity	$132,749	$118,995

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Collaboration revenue	$13,603	$13,204	$79,562	$44,029
License and royalty revenue	4	5	9	14
Total revenue	13,607	13,209	79,571	44,043
Operating expenses:
Research and development	11,416	14,863	40,486	51,606
Selling, general and administrative	26,181	8,172	62,936	24,426
Total operating expenses	37,597	23,035	103,422	76,032
Loss from operations	(23,990)	(9,826)	(23,851)	(31,989)
Interest income	23	45	56	136
Interest expense	(668)	(38)	(1,316)	(111)
Other income (expense), net	(3)	3	(29)	39
Net loss before provision for income taxes	(24,638)	(9,816)	(25,140)	(31,925)
Provision for income taxes	—	—	(1)	(1)
Net loss	$(24,638)	$(9,816)	$(25,141)	$(31,926)
Net loss per share:
Basic and diluted	$(0.68)	$(0.28)	$(0.70)	$(0.98)
Weighted-average number of shares used in computing basic and diluted net loss per share	36,350	35,578	36,067	32,474

Total comprehensive loss	$(24,641)	$(9,844)	$(25,158)	$(31,915)

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(25,141)	$(31,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,450	1,696
Amortization of discount/premium on investments	75	1
Stock-based compensation expense	7,987	7,872
(Gain) loss on disposal of property and equipment	30	(26)
Noncash interest expense	513	0
Changes in operating assets and liabilities:
Receivable from Takeda	(96)	(5,452)
Inventory	(2,040)	—
Prepaid expenses and other current assets	(5,225)	270
Other noncurrent assets	236	(301)
Accounts payable	2,825	2,258
Accrued liabilities	4,015	(234)
Accrued clinical trial expenses	(865)	(7,996)
Payable to Takeda	—	(5,958)
Deferred revenue	7,212	(18,496)
Deposit from Takeda	(1,438)	—
Long-term income tax liability	102	129
Advance from Takeda	—	2,835
Other long-term liabilities	(444)	(60)
Net cash used in operating activities	(10,804)	(55,388)
Cash flows from investing activities
Purchases of property and equipment	(1,215)	(801)
Purchase of intellectual property license	(2,500)	—
Purchases of investments	(9,676)	(14,215)
Proceeds from maturities of investments	44,065	18,461
Proceeds from sale of property and equipment	25	41
Net cash provided by investing activities	30,699	3,486
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	4,495	438
Proceeds from issuance of common stock under employee stock purchase plan	440	365
Proceeds from common stock issued upon public offering, net of issuance costs	—	53,625
Proceeds from notes payable	10,000	—
Net cash provided by financing activities	14,935	54,428
Net increase in cash and cash equivalents	34,830	2,526
Cash and cash equivalents at beginning of the period	54,339	63,499
Cash and cash equivalents at end of the period	$89,169	$66,025
Supplemental schedule of non-cash financing activities:
Warrants issued in connection with notes payable	$1,394	$—
Advance from Takeda	$2,676	$—

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      The Company

Affymax, Inc., a Delaware corporation, was incorporated in July 2001. We are a biopharmaceutical company committed to discovering, developing and delivering innovative therapies that improve the lives of patients with kidney disease and other serious and often life-threatening illnesses.  In March 2012, the U.S. Food and Drug Administration, or FDA, approved the company’s first product, OMONTYS® (peginesatide) Injection for the treatment of anemia due to chronic kidney disease in adult patients on dialysis.  OMONTYS is a synthetic, peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells and is the only once-monthly ESA currently available to the adult dialysis patient population in the U.S.  We are co-commercializing OMONTYS with our collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda.  In February 2012, Takeda and its wholly owned subsidiary, Takeda Global Research & Development Center (Europe) Ltd., announced the acceptance from the European Medicines Agency, or EMA, of a Marketing Authorization Application, or MAA, for assessment of OMONTYS for the treatment of symptomatic anemia associated with chronic kidney disease in adult patients on dialysis.  The application is currently under review by that agency.

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

We have experienced significant operating losses since inception. At September 30, 2012, we had an accumulated deficit of $475.4 million. We have funded our operations to date principally from the sale of equity securities, upfront license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs under our two separate collaboration agreements, or, together, the Arrangement, with Takeda, issuance of notes payable, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property.  We may incur substantial additional operating losses in future periods and as a result, we may need to obtain additional financing in order to complete the commercialization of OMONTYS. There can be no assurance that such financing will be available or will be at terms acceptable to us.

As of September 30, 2012 and December 31, 2011 our accounts receivable balance with Takeda was $9.7 million and $6.9 million, respectively. The receivable is comprised of the amounts due from Takeda for our profit equalization payment generated under our collaboration agreement with Takeda, milestone payments, and the reimbursement of certain development and commercial expenses we incurred during the quarter partially offset by amounts due to Takeda for reimbursement of certain development and commercial expenses they incurred in the same quarter. We have not experienced any credit losses from our Arrangement with Takeda and none are expected. We do not require collateral on our receivable.

OMONTYS is our first and only approved product. To achieve profitable operations, we and Takeda must successfully manufacture and commercialize OMONTYS. There can be no assurance that OMONTYS can be manufactured at an acceptable cost and with appropriate performance characteristics on a consistent and reliable basis, or that OMONTYS will be successfully commercialized. These factors could have a material adverse effect on our future financial results.

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

In June 2011, we moved into the commercialization period as defined under our Arrangement with Takeda.  According to the Arrangement, this includes all activities undertaken before and after regulatory approval relating specifically to commercialization services such as pre-marketing, launch, promotions, marketing, sale and distribution of OMONTYS as well as development work that took place after our New Drug Application or NDA was filed with the FDA but before OMONTYS received FDA approval.  Prior to approval of OMONTYS and commencement of profit equalization payments, our primary source of revenue during this period has consisted of milestone payments and Takeda’s reimbursement of commercialization and development efforts including costs of internal and external activities.  On March 27, 2012, we received FDA approval of OMONTYS injection for the treatment of anemia due to chronic kidney disease in adult patients on dialysis, and subsequently launched our product on April 24, 2012, when the product began shipping to wholesalers and distributors.

In addition to the reimbursement of the services described above, the Arrangement provides us the potential to earn substantive at risk milestone payments upon achievement of contractual criteria and profit equalization payments subsequent to product launch.  Upon the successful achievement of certain clinical development and regulatory milestones, we are eligible to receive from Takeda an additional $20.0 million related to the June 2006 agreement and $33.0 million related to the February 2006 agreement (see Note 3 of Notes to Condensed Financial Statements), both of which are related to renal indications in ex-U.S. geographies.  In addition, we are eligible to receive up to $150.0 million of sales-based milestones based on certain aggregate net sales reached during a fiscal year.

During the commercialization period, our obligations include ongoing regulatory work to obtain and maintain FDA approval and commercialization efforts related to our product launch and sales and marketing of OMONTYS.  Post-marketing development activities incurred during the commercialization period are related to activities to obtain FDA approval after our NDA was filed, ongoing clinical trial activity on our Phase 3b trial and activities related to commercial readiness in anticipation of FDA approval and product launch.  In addition, as mentioned in our approval action letter, the FDA outlined post-marketing requirements which include an observational study and a randomized controlled trial to evaluate cardiovascular safety and assess safety of long-term use in certain adult patients on dialysis, in particular in the incident patient population.  We expect to start these studies in the near term.

For each source of collaboration revenue, we apply the following revenue recognition model:

•                  Revenues related to reimbursements by Takeda of third-party development expenses (70/30 split per the Arrangement) and commercialization expenses (shared 50/50 according to the Arrangement) are recognized as revenue, in the period the related costs are incurred.  Revenues related to reimbursement of costs of full time equivalents or FTEs engaged in development related activities such as post-marketing studies, are recognized as revenue in the period the related costs are incurred. Such reimbursement is based on contractually negotiated reimbursement rates for each FTE as specified in the Arrangement.  Subsequent to the launch of OMONTYS and recognition of product revenue by Takeda, reimbursement of commercialization expenses and development costs (both FTE and out of pocket costs) associated with post-marketing development activities, is incorporated into the profit equalization payment required under the collaboration agreement in order to effect the 50/50 profit split, as described below.

•                  Subsequent to the launch of OMONTYS and recognition of product revenue by Takeda, Takeda makes quarterly profit equalization payments to us in order to effect the 50/50 profit split called for by the Arrangement.  The profit equalization payment is calculated as the payment required to ensure that the profit or loss realized by both Affymax and Takeda on the product equates to 50% of the total product profit or loss.  Total product profit or loss on OMONTYS is calculated as gross product sales recorded by Takeda, less the following deductions: rebates and discounts, cost of goods, and other gross-to-net adjustments incurred by Takeda; royalty expense incurred by us, commercialization expenses (FTE related and out of pocket costs) incurred by both Takeda and us, and certain development costs associated with post-marketing development activities (FTE related and out of pocket costs) incurred by both Takeda and us.  The profit equalization payment is recognized as revenue in the period the product sales occur and product revenue is recognized by Takeda and in which the related expenses are incurred.

•                  Payments received from Takeda for the shipment of commercial active pharmaceutical ingredient or API, are recorded as deferred revenue as the earnings process is not complete until either (1) the finished goods produced from each batch of API are sold and utilized for commercial purposes and charged back to us through the profit equalization payment each period until we have completed our obligations under the Arrangement or (2) the Arrangement has been terminated by Takeda or us.

•                  Amounts received from Takeda under the launch allowance, which is further described in Note 3 of Notes to Condensed Financial Statements, have been recorded as a liability under the caption “Advance from Takeda” as there is no certainty whether those amounts will be recouped by Takeda.  Amounts are recognized as revenue as Takeda recoups the amounts withheld via reductions in OMONTYS product sales included in the profit equalization each period.

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

During the development period under the Arrangement with Takeda, which ended upon the submission of our NDA to the FDA for review, collaboration revenue was recognized using the Contingency Adjusted Performance Model or CAPM.  As a result, any payments from Takeda under the Arrangement were recorded as deferred revenue and recognized ratably over the estimated development period.  Below is a summary of the components of our collaboration revenue for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Profit equalization payment	$10,377	$—	$13,048	$—
Milestone payments	2,250	10,000	60,250	10,000
Revenue previously deferred related to API	441	—	441	—
Revenue recognized under CAPM	—	—	—	26,606
Net expense reimbursement after CAPM	535	3,204	5,823	7,423
Total collaboration revenue	$13,603	$13,204	$79,562	$44,029

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

We value our inventories at the lower of cost or net realizable value.  We determine the cost of inventory using the specific identification method on a first-in, first-out basis.  We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements.  Any expired inventory is disposed of and the related costs are recognized as expense .

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

The computations for basic and diluted net loss per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net loss used in basic and diluted	$(24,638)	$(9,816)	$(25,141)	$(31,926)
Denominator for basic and diluted net loss per common share:
Weighted-average shares outstanding used in basic and diluted net loss per share	36,350	35,578	36,067	32,474
Basic net loss per share	$(0.68)	$(0.28)	$(0.70)	$(0.98)
Diluted net loss per share	$(0.68)	$(0.28)	$(0.70)	$(0.98)

The following shares were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Options to purchase common stock	5,311	4,233	5,311	4,233
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	125	100	125	100
Restricted stock units	317	375	317	375
Warrants to purchase common stock	504	426	504	426

New Accounting Standards Recently Adopted

Effective January 1, 2012 we adopted revised guidance related to fair value measure disclosure that increases comparability between U.S. GAAP and International Financial Reporting Standards.  This guidance clarifies the application of existing fair value measurement and disclosure and changes certain principles or requirements for fair value measures and disclosure.  The adoption of this revised guidance requires expanded disclosure in our consolidated financial statements but did not impact financial results.

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

Under the February 2006 agreement, we granted an exclusive license to Takeda for development and commercialization of OMONTYS in Japan. In December 2011, Takeda announced that it has decided not to commercialize OMONTYS in Japan. Takeda is conducting a Phase 3 clinical program in Japan for the treatment of patients with anemia associated with chronic kidney disease, which Takeda expects to complete notwithstanding its decision not to commercialize OMONTYS in Japan.  In Japan, the majority of Phase 2 and Phase 3 clinical trials are completed.  We and Takeda are actively exploring other options for the commercialization rights for OMONTYS in the Japanese market, including potentially licensing it to a third party.  Upon Takeda’s successful achievement of clinical development and regulatory milestones, we are eligible to receive from Takeda an additional aggregate of $33.0 million relating to the Japan renal program. Takeda is responsible for all development and commercialization costs in Japan and will purchase the API for OMONTYS from us. Assuming OMONTYS is approved and launched in Japan, we will receive a royalty from Takeda on product sales in Japan.

Under the June 2006 agreement, we expanded our collaboration to develop and commercialize OMONTYS worldwide, which includes the co-development and co-commercialization of OMONTYS in the U.S. Takeda received an exclusive license to develop and commercialize the product outside of the U.S. During the development period of the collaboration, beginning January 1, 2007, Takeda was responsible for the first $50.0 million of third party expenses related to development in pursuit of U.S. regulatory approval of OMONTYS, which was fully utilized through the first quarter of 2008. Thereafter, Takeda has borne 70% of the third party U.S. development expenses while we have been responsible for 30% of third party expenses.  In the first quarter of 2012, we earned a $5.0 million milestone in February 2012 upon acceptance for review of the MAA filing for OMONTYS by the EMA, and a $50.0 million milestone in March 2012 upon FDA approval of OMONTYS in the dialysis indication.  Upon the successful achievement of as yet unmet clinical development and regulatory milestones, we are eligible to receive from Takeda an additional aggregate of $20.0 million relating to the renal program. In addition, we are eligible to receive up to $150.0 million of sales-based milestones based on certain aggregate net sales reached during a fiscal year.

During the commercialization period under the Arrangement, which commenced in June 2011, Takeda bears responsibility for 70% of all third-party expenses related to U.S. development and 50% of all third party expenses related to the commercialization of OMONTYS in the U.S. Certain employee-related expenses supporting the commercialization of OMONTYS in the U.S. are also shared equally.  Such employee-related costs include the cost of certain employees that would be required to commercialize OMONTYS such as field sales representatives, sales operations, medical science liaisons, nurse educators, conversion specialists, national accounts managers and reimbursement specialists.  In addition, costs of certain employees in clinical, regulatory and other development functions supporting any post-marketing development activities such as additional clinical trials required by the FDA as a condition of the approval of OMONTYS in March 2012 or other activities separately agreed to by the parties in the U.S. are shared equally.

We and Takeda share equally in the net profits and losses of OMONTYS in the U.S., which include certain expenses related to the marketing and launch of OMONTYS and other joint costs related to commercialization.  Takeda records product sales of OMONTYS and provides us a profit equalization payment each period.  Subsequent to the launch of OMONTYS and recognition of product revenue by Takeda, Takeda makes quarterly profit equalization payments to us in order to effect the 50/50 profit split called for the Arrangement.  The profit equalization payment is calculated as the payment required to ensure that the profit or loss realized by both Affymax and Takeda on the product equates to 50% of the total product profit or loss.  Total product profit or loss on OMONTYS is calculated as gross product sales recorded by Takeda, less the following deductions: rebates and discounts, cost of goods, and other gross-to-net adjustments incurred by Takeda; royalty expense incurred by us, commercialization expenses (FTE related and out of pocket costs) incurred by both Takeda and us, and certain development costs associated with post-marketing development activities (FTE related and out of pocket costs) incurred by both Takeda and us.  The profit equalization payment is recognized as revenue in the period the product sales occur and product revenue is recognized by Takeda and in which the related expenses are incurred.

We have also received a launch allowance from Takeda to help fund the initial costs associated with preparing to launch OMONTYS in the U.S.  Under the allowance, Takeda funded the first $20.0 million of U.S. commercial expenses.   This launch allowance is non-refundable; however, upon FDA approval of OMONTYS and product profits being earned, Takeda is entitled to deduct up to 8% of net sales from the profit equalization amounts which would have otherwise been due to us each period until they have recouped an amount equal to $11.0 million.  As a result of the potential reductions in payments from the profit sharing arrangements from the launch allowance, we have reflected amounts we received under the terms of the launch allowance as a liability on our balance sheet.  We have fully utilized and received a total of $10.0 million under the launch allowance, which is reflected as “Advance from Takeda” on our balance sheet.  Those amounts paid by Takeda under the launch allowance are ultimately recaptured by Takeda via reductions in OMONTYS revenues included in the profit equalization payment in future periods.  We will recognize previously deferred amounts under the launch allowance as revenue each period in an amount equal to the reduction in our revenues being incurred as a result of Takeda’s reductions in OMONTYS revenues included in the profit equalization.  As noted above, Takeda books product sales of OMONTYS and has provided us this information as part of the profit equalization payment each period.

The Arrangement established a joint steering committee to oversee the development, regulatory approval and commercialization of OMONTYS.  We share responsibility with Takeda for clinical development activities required for U.S. regulatory approval of OMONTYS. Specifically, we have primary responsibility for OMONTYS’ clinical development plan and clinical trials in the dialysis indication, and the non-dialysis indication to the extent of any further development, while Takeda has primary responsibility in the chemotherapy induced anemia and anemia of cancer indications to the extent any such indication is developed. We are responsible for U.S. regulatory filings in the dialysis and other potential indications, including holding the NDAs for those indications. Takeda is responsible for regulatory filings outside the U.S. and the creation of a global safety database.

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

In November 2011, as contemplated under the Arrangement, we and Takeda executed a Commercial API Supply Agreement which formalizes our respective responsibilities as they relate to the manufacture of OMONTYS API by Affymax and the purchase of that API by Takeda for commercial manufacturing and sales of OMONTYS.  We are also responsible for the manufacture and supply of all quantities of API to be used in the development and commercialization of OMONTYS worldwide. Takeda remains responsible for the fill and finish steps in the manufacture of OMONTYS worldwide under the Arrangement. Under the terms of the Commercial API Supply Agreement, Takeda agreed to pay an aggregate of $10.8 million in deposits for commercial API manufactured by us, all of which had been received as of September 30, 2012.  In addition, during the nine months ended September 30, 2012, Takeda also paid us another deposit of $0.5 million to be applied to future purchases of commercial API.  Through September 30, 2012, we have received $11.3 million and shipped $10.8 million of API that reduced the deposit balance to $0.5 million.  The value of the API shipped to Takeda has been recorded as deferred revenue.  The remainder of the amount paid by Takeda has been recorded as a liability on our balance sheet.  For the quarter ended September 30, 2012, we recognized revenue of $0.4 million related to API.

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

In November 2011, concurrent with the execution of the Settlement and License Agreement with Janssen (see Note 4 of Notes to Condensed Financial Statements), we and Takeda entered into an amendment to the Arrangement. Under the terms of this amendment, Takeda has agreed to pay up to $6.5 million in additional milestones to us in consideration of the upfront and milestone payments we are required to make to Janssen under the Settlement and License Agreement.  $5.25 million of these milestones are earned based on regulatory and commercial events in the U.S. and the remaining $1.25 million is tied to regulatory events in the European Union or E.U.  We recognized $3.0 million of these milestones in the first quarter of 2012 as it was earned as a result of FDA approval in March 2012.  An additional $2.25 million of these milestones was earned in July 2012 as a result of progress on the commercial launch of OMONTYS, and recognized in the third quarter of 2012.  There are no royalties to Janssen on U.S. sales of OMONTYS, but we are solely responsible for the royalty payment to Janssen on sales of OMONTYS in certain regions outside of the U.S. when it is approved in those regions.

In February 2012, as contemplated under the Arrangement, we and Takeda entered into a Co-Promotion Agreement to further specify and formalize terms and conditions relating to the joint U.S. commercialization activities for OMONTYS including a corporate governance structure and division of roles and responsibilities between us and Takeda, including deployment of resources. We are responsible for deployment of  the sales force and the medical affairs field force but share marketing, account management and payer reimbursement related activities with Takeda.  In addition, as we and Takeda split profits 50/50 in the U.S., the Co-Promotion Agreement provides further detail relating to the treatment of FTE expenses used to calculate eligible commercial expenses incurred by us and Takeda thereunder.  Consistent with the terms of the Arrangement, Takeda retains final decision making authority with respect to terms related to pricing and contracting and responsibility for distribution activities.

Collaboration revenue for the three months and nine months ended September 30, 2012 consists of the profit equalization payment under our collaboration with Takeda, the net reimbursement of certain development and commercial expenses, and milestone payments.   We recognized $13.6 million and $13.2 million of collaboration revenue during the three months ended September 30, 2012, and 2011, respectively and $79.6 million and $44.0 million for the nine months ended September 30, 2012 and 2011, respectively.

The amount due from Takeda as of September 30, 2012 and December 31, 2011 was $9.7 million and $6.9 million, respectively. Going forward, we expect collaboration revenue to be directly affected by milestone payments and expenses that are eligible for reimbursement from Takeda under the Arrangement as well as by profit equalization payments resulting from product sales of OMONTYS in future periods.

4.     Settlement and License Agreement with Janssen

In November 2011, we entered into the Settlement and License Agreement with Janssen under which we obtained a non-exclusive license to the intellectual property in dispute, a covenant not to sue and a release of all claims associated with the arbitration and dispute. The Settlement and License Agreement also provides for the dismissal of all pending proceedings. The Settlement and License Agreement requires us to make two fixed payments to Janssen, $6.0 million, which was paid in December 2011, and $2.0 million which was paid in June 2012.  Upon execution of the Settlement and License Agreement in the fourth quarter of 2011, we recorded $8.0 million of R&D expense relating to the fixed payments.  The Settlement and License Agreement also required us to make a $2.5 million milestone payment to Janssen upon FDA regulatory approval of OMONTYS, and requires us to make a $2.5 million milestone payment to Janssen upon regulatory approval of OMONTYS in the first major European country. Upon FDA approval in March 2012, we capitalized $2.5 million related to the first milestone payment during the first quarter of 2012. The resulting asset will be amortized over the expected life of the related patent family, the last-expiring patent of which expires in June 2016.  This $2.5 million milestone payment was paid to Janssen in April 2012.  For the three and nine months ended September 30, 2012, we recognized $0.1 million and $0.3 million of amortization expense, respectively.

In addition, Janssen will be entitled to low, single-digit royalties on sales of OMONTYS in Europe, Japan and certain other countries outside of the United States until mid-2016.

5.     Investments

The following is a summary of our available-for-sale marketable securities (in thousands):

	As of September 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than Temporary Impairment	Fair Value
Short-term investments:
Corporate debt securities	$9,683	$1	$—	$—	9,684
Total short-term investments	$9,683	$1	$—	$—	$9,684

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than Temporary Impairment	Fair Value
Short-term investments:
Certificates of deposit	$2,241	$—	$—	$—	$2,241
Government agency securities	41,905	23	(4)	—	41,924
Total short-term investments	$44,146	$23	(4)	$—	$44,165

The investments mature in August 2013.

6.  Fair Value Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available for sale securities and notes payable.  The fair value of these assets was determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

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

Our cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities. The valuation technique we used to measure fair value of our Level 1 money market securities is a market approach, using prices and other relevant information generated by market transactions involving identical securities.  The types of investments that are generally classified within Level 2 of the fair value hierarchy include corporate securities, certificates of deposits and U.S. government securities.  The valuation technique we used to measure fair value of our Level 2 investments is a market approach, which we review trading activity and pricing for these investments as of the measurement date. The fair value of the notes payable are based on the present value of expected future cash flows,  assumptions about current interest rates and the creditworthiness of Affymax.  Market risk associated with our fixed rate debt relates to the potential reduction in fair value. When sufficient quoted pricing for identical investments was not available, we used market pricing and other observable market inputs for similar investments obtained from various third party data providers. These inputs represent quoted prices for similar investments in active markets or these inputs have been derived from observable market data.

Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes.  The carrying amounts of our notes payable approximates fair value.  The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximates fair value due to their relatively short maturities, and low market interest rates if applicable.

The following table presents our investments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of September 30, 2012
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$72,357	$72,357	$—	$—
Short-term investments:
Certificates of deposit	$—	$—	$—	$—
Government securities	—	—	—	—
Corporate securities	9,684	—	9,684	—
Total short-term investments	$9,684	$—	$9,684	$—

	As of December 31, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$45,244	$44,248	$996	$—
Short-term investments:
Certificates of deposit	$2,241	$—	$2,241	$—
Government securities	41,924	—	41,924	—
Total short-term investments	$44,165	$—	$44,165	$—

7.      Loan and Security Agreement

In March 2012, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or, collectively, the Lenders, under which we may borrow up to a total of $30.0 million in two tranches.

The first tranche of $10.0 million was borrowed in March 2012. Subject to our continued compliance with the terms and conditions under the Loan Agreement, the second tranche of $20.0 million became available for drawdown based on the terms of the Loan Agreement. The interest rate for each tranche will be fixed upon drawdown of the respective tranche at a per annum rate equal to the greater of 8.95% or 8.57% plus the then effective U.S. Treasury note yield to maturity for a 36 month term determined three (3) business days prior to the funding date of the tranche (but in any event not less than thirty-eight basis points (0.38)%).  The interest rate related to the drawdown of the first tranche is 9.11%.

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

We have paid the Lenders a facility fee of $150,000. In addition, if we repay all or a portion of either tranche  prior to maturity, we will pay the Lenders a prepayment fee, based on a percentage of the then outstanding principal balance, equal to: 5.00% if the prepayment occurs prior to or on the first anniversary of the respective funding date, 4.00% if the prepayment occurs after the first anniversary of the respective funding date but prior to or on the second anniversary of the respective funding date, or 2.00% if the prepayment occurs after the second anniversary of the respective funding date.

The Loan Agreement includes customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain certain financial metrics or thresholds, and also includes customary events of default, including payment defaults; breaches of covenants following any applicable cure period; and a material adverse change which is defined as follows: (a) a material impairment in the perfection or priority of Lenders’ security interest or in the value of the collateral; (b) a material adverse change in our business, operations or financial condition (or otherwise) or (c)  a material impairment of the prospect of repayment of any portion of the loans. Upon the occurrence of an event of default and following any applicable cure periods, a default increase in the interest rate by an additional 500 basis points (5.0)% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In connection with the Loan Agreement, we issued the Lenders warrants to purchase 132,855 shares of our common stock, or the Warrants, at an exercise price of $11.855 per share.  Each Warrant may be exercised on a cashless basis in whole or in part. The exercise period of the Warrants will terminate on the earlier of seven years from March 26, 2012, the issuance date or the closing of certain merger or consolidation transactions in which the consideration is cash or stock of a publicly traded acquiror, or a combination thereof.  Using the Black Scholes valuation model, we estimated the fair value of these Warrants to be approximately $1.4 million.  These Warrants are considered to be costs incurred as part of the loan and have been recorded as an other asset, to be amortized over the term life of Loan Agreement on the effective interest method to interest expense.  In September 2012, SVB Financial Group, parent of Silicon Valley Bank, exercised its Warrant for a net exercise of 23,453 shares of our common stock.  In October 2012, Oxford Finance LLC exercised the remaining Warrants for a net exercise of 36,660 shares of our common stock.  Both of these Warrants were net exercised on a cashless basis.

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

In August 2011, we initiated a restructuring plan to lower annual operating expenses that included a planned reduction in force of 22 positions.

The following table summarizes the accrual balance and utilization by type for the restructuring (in thousands):

	Facilities Related	Employee Related	Total
Balance as of December 31, 2011	$510	265	$775
Restructuring charges accrued	77	6	83
Adjustments	(413)	(62)	(475)
Cash payments	(219)	(209)	(428)
Accretion	12	—	12
Balance at September 30, 2012	(33)	—	(33)
Less Current Portion	(15)	—	(15)
Long-term portion as of September 30, 2012	$(18)	$—	$(18)

The current portion of the total restructuring accrual balance is included in the caption “Accrued liabilities” and the non-current portion is included in the caption “Other long-term liabilities” on the balance sheet.

9.     Stock-Based Compensation

During the quarter ended September 30, 2012, we granted 218,200 stock options with a weighted average grant date fair value of $11.39 per share.  The options vest over a four year period.   No RSUs were granted during the quarter.

We measure and recognize stock-based compensation expense related to employees and directors under the authoritative guidance for share-based payments.

Stock-based compensation was recorded in the condensed statements of comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Research and development	$1,086	$1,025	$3,240	$3,668
Selling, general and administrative	1,719	1,186	4,747	4,204
Total	$2,805	$2,211	$7,987	$7,872

As of September 30, 2012, unrecognized compensation costs related to employee and director stock options and restricted stock units totaled $21.7 million. The cost is expected to be recognized over a weighted-average amortization period of 2.79 years.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2011 and our unaudited condensed financial statements for the three and nine month period ended September 30, 2012.

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

Overview

We are a biopharmaceutical company committed to discovering, developing and delivering innovative therapies that improve the lives of patients with kidney disease and other serious and often life-threatening illnesses. In March 2012, the FDA approved OMONTYS for the treatment of anemia due to chronic kidney disease in adult patients on dialysis.  Anemia is a serious condition in which blood is deficient in red blood cells and hemoglobin. It is common in patients with chronic kidney disease, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly. If left untreated, anemia may lead to chronic fatigue or increase the risk of other diseases or death. Currently recombinant EPO, or rEPO, is used to manage the anemia of dialysis, non-dialysis and cancer patients. OMONTYS is a synthetic, peptide-based ESA, designed to stimulate production of red blood cells and is the only once-monthly ESA for anemia available to the adult dialysis patient population in the U.S.  We are co-commercializing OMONTYS with our collaboration partner, Takeda.  In February 2012, Takeda and its wholly owned subsidiary, Takeda Global Research & Development Center (Europe) Ltd., announced the acceptance from the European Medicines Agency, or EMA, of a Marketing Authorization Application, or MAA, for assessment of OMONTYS for the treatment of symptomatic anemia associated with chronic kidney disease in adult patients on dialysis.  The application is currently under review by that agency.

In February 2012, as contemplated under our collaboration, we and Takeda entered into a Co-Promotion Agreement to further specify and formalize terms and conditions relating to the joint U.S. commercialization activities for OMONTYS including a corporate governance structure and division of roles and responsibilities between us and Takeda, including deployment of resources. We are responsible for the deployment of the sales force and the medical affairs field force but share marketing, account management and payer reimbursement related activities with Takeda.  In addition, as we and Takeda split profits 50/50 in the U.S., the Co-Promotion Agreement provides further detail relating to the treatment of full time equivalent, or FTE, expenses used to calculate eligible commercial expenses incurred thereunder.  Consistent with the terms of the collaboration, Takeda retains final decision making authority with respect to terms related to pricing and contracting and responsibility for distribution activities.

In February 2012, the MAA filed by Takeda in early 2012 was accepted for review by the EMA, which triggered a $5.0 million milestone payment from Takeda which was received in the first quarter of 2012.

In March 2012, we received FDA approval for OMONTYS injection for the treatment of anemia due to chronic kidney disease in adult patients on dialysis which triggered a $50.0 million milestone payment from Takeda which was received in April 2012.

In March 2012, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or, collectively, the Lenders, under which we may borrow up to a total of $30.0 million in two tranches. The first tranche of $10.0 million was borrowed in March 2012.   In connection with the Loan Agreement, we issued the Lenders warrants to purchase 132,855 shares of our common stock, or the Warrants, which are exercisable at $11.855 per share.  In September 2012, SVB Financial Group, the parent group of Silicon Valley Bank,  exercised its Warrant for a net exercise of 23,453 shares of our common stock.  In October 2012, Oxford Finance LLC exercised the remaining Warrants for a net exercise of 36,660 shares of common stock. Both of these Warrants were net exercised on a cashless basis.

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

Concurrent with the execution of the Settlement and License Agreement, we and Takeda entered into an amendment to our collaboration in connection with the above settlement payments to Janssen.  Under the terms of this amendment, Takeda has agreed to pay us up to $6.5 million in additional milestones in consideration of the upfront and milestone payments we are required to make to Janssen under the Settlement and License Agreement. $5.25 million of these milestones are earned based on regulatory and commercial events in the U.S. and the remaining $1.25 million is tied to regulatory events in the European Union or E.U.  In March 2012, the FDA approval of OMONTYS triggered a $3.0 million milestone payment under this amendment, which we recognized as revenue in the first quarter of 2012 and received in the second quarter of 2012.  In July 2012, an additional $2.25 million milestone was earned as a result of commercial progress on the OMONTYS product launch, which was recognized as revenue in the third quarter of 2012.

We have experienced significant operating losses since inception.   We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and active pharmaceutical ingredient, or API, production, license fees and milestone payments from collaborative partners, issuance of notes payable, operating and capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. As of September 30, 2012, we had an accumulated deficit of $475.4 million. Due to the recognition of revenues from milestone payments from our collaboration with Takeda, or the Arrangement, we were profitable in the three months ended March 31, 2012 and may have profitable quarters from time to time in the future. However, we may incur substantial losses in future periods depending on how successful we are in commercializing OMONTYS.

We believe that our existing cash, cash equivalents, investments, revenue generated from our collaboration with Takeda and other sources of available capital, together with the interest thereon will enable us to maintain our currently planned operations for at least the next 12 months. Further challenges or delays to commercialization of OMONTYS may require us to draw down on the remaining $20.0 million available to us under the Loan Agreement executed in March 2012, or to raise additional funding to successfully commercialize OMONTYS. We have experienced volatility in our stock price, which has impaired our ability to access capital on potentially favorable terms, and we expect to experience volatility in our stock price in the future.  Our current view of the worldwide capital markets is that they are extremely volatile with limited accessibility and many biotechnology companies have been limited or unsuccessful in obtaining funding in this environment.  The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm our stock price, regardless of our operating performance.  In addition, various commercialization factors may further harm our stock price or cause volatility in our stock price, including our inability to achieve market acceptance and generate product sales, to comply with requirements of the FDA or other regulatory authorities and to ensure an efficient and consistent product supply chain.

We intend to evaluate the capital markets from time to time to determine whether to raise additional capital, in the form of equity, debt, or otherwise, depending upon market conditions relative to our need for funds at such time and our desire to take advantage of strategic opportunities at such time. Market conditions may significantly limit our ability to raise funds such that there can be no assurance we can raise the additional funds to support our continuing operations, and successfully commercialize OMONTYS, and funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, or generate sufficient revenue from our collaboration, we could be required to delay, scale back or eliminate some or all of our operations or delay our efforts to discover,  develop or in-license any product candidates. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing would be dilutive to stockholders and debt financing, if available, may involve restrictive covenants that may limit our ability to conduct our business and increase our risk of defaults. Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

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

In June 2011, we moved into the commercialization period as defined under our Arrangement with Takeda.  According to the Arrangement, this includes all activities undertaken before and after regulatory approval relating specifically to commercialization services such as pre-marketing, launch, promotions, marketing, sale and distribution of OMONTYS as well as development work that took place after our NDA was filed with the FDA but before OMONTYS received FDA approval.  Prior to approval of OMONTYS and commencement of profit equalization payments, our primary source of revenue in the commercialization period has consisted of milestone payments and Takeda’s reimbursement of pre-commercialization and development efforts including costs of internal and external activities.  On March 27, 2012, we received FDA approval of OMONTYS injection for the treatment of anemia due to chronic kidney disease in adult patients on dialysis, and subsequently launched our product on April 24, 2012 when the product began shipping to wholesalers and distributors.

In addition to the reimbursement of the services described above, the Arrangement provides us the potential to earn substantive at risk milestone payments upon achievement of contractual criteria and profit equalization payments subsequent to product launch.  Upon the successful achievement of clinical development and regulatory milestones, we are eligible to receive from Takeda an additional $20.0 million related to the June 2006 agreement and $33.0 million related to the February 2006 agreement (see Note 3 of Notes to Condensed Financial Statements), both of which are related to renal indications. In addition, we are eligible to receive up to $150.0 million of sales-based milestones based on certain aggregate net sales reached during a fiscal year.

During the commercialization period, our obligations include ongoing regulatory work to obtain and maintain FDA approval and commercialization efforts related to our product launch and sales and marketing of OMONTYS.  Post-marketing development activities incurred during the commercialization period are related to activities to obtain and maintain FDA approval after our NDA was filed, ongoing clinical trial activity on our Phase 3b trial, and activities related to commercial readiness in anticipation of FDA approval and product launch.  In addition, as mentioned in our approval action letter, the FDA outlined post-marketing requirements which include an observational study and a randomized controlled trial to evaluate cardiovascular safety and assess safety of long-term use in adult patients on dialysis, in particular in the incident patient population.  We expect to start these studies in the near term.

For each source of collaboration revenue, we apply the following revenue recognition model:

•                                          Revenues related to reimbursements by Takeda of third-party development expenses (70/30 split per the Arrangement) and commercialization expenses (shared 50/50 according to the Arrangement) are recognized as revenue, in the period the related costs are incurred.  Revenues related to reimbursement of costs of full time equivalents or FTEs engaged in development related activities such as post-marketing studies, are recognized as revenue in the period the related costs are incurred. Such reimbursement is based on contractually negotiated reimbursement rates for each FTE as specified in the Arrangement.  Subsequent to the launch of OMONTYS and recognition of product revenue by Takeda, reimbursement of commercialization expenses and development costs (both FTE and out of pocket costs) associated with post-marketing development activities, will be incorporated into the profit equalization payment required under the collaboration agreement in order to effect the 50/50 profit split, as described below.

•                                          Subsequent to the launch of OMONTYS, Takeda makes quarterly profit equalization payments to us in order to effect the 50/50 profit split called for by the Arrangement.  The profit equalization payment is calculated as the payment required to ensure that the profit or loss realized by both Affymax and Takeda on the product equates to 50% of the total product profit or loss.  The profit equalization payment to us from Takeda for the three months ended September 30, 2012 was $10.4 million. Total product profit or loss on OMONTYS is calculated as gross product sales recorded by Takeda, less the following deductions: rebates and discounts, cost of goods and other gross-to-net adjustments incurred by Takeda; royalty expense incurred by us, commercialization expenses (FTE related and out of pocket costs) incurred by both Takeda and us, and certain development costs associated with post-marketing development activities (FTE related and out of pocket costs) incurred by both Takeda and us.  The profit equalization payment is recognized as revenue in the period the product sales occur and product revenue is recognized by Takeda and in which the related expenses are incurred.

•                                          Payments received from Takeda for the shipment of commercial API are recorded as deferred revenue as the earnings process is not complete until either (1) the finished goods produced from each batch of API are sold and utilized for commercial purposes and charged back to us through the profit equalization payment each period until we have completed our obligations under the Arrangement or (2) the Arrangement has been terminated by Takeda or us.

•                                          Amounts received from Takeda under the launch allowance, which is further described in Note 3 of Notes to Condensed Financial Statements, have been  recorded as a liability under the caption “Advance from Takeda”

as there is no certainty whether those amounts will be recouped by Takeda.  Amounts are recognized as revenue as Takeda recoups the amounts withheld via reductions in OMONTYS product sales included in the profit equalization payment each period.

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

In August 2011, we initiated a restructuring plan to lower annual operating expenses that included a planned reduction in force of 22 positions.

The following table summarizes the accrual balance and utilization by type for the restructuring (in thousands):

	Facilities Related	Employee Related	Total
Balance as of December 31, 2011	$510	265	$775
Restructuring charges accrued	77	6	83
Adjustments	(413)	(62)	(475)
Cash payments	(219)	(209)	(428)
Accretion	12	—	12
Balance at September 30, 2012	(33)	—	(33)
Less Current Portion	(15)	—	(15)
Long-term portion as of September 30, 2012	$(18)	$—	$(18)

Results of Operations

Revenue

	Three Months Ended September 30,		% Increase/	Nine Months Ended September 30,		% Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
	($ amounts in thousands)
Collaboration revenue	$13,603	$13,204	3.0%	$79,562	$44,029	81%
License and royalty revenue	4	5	(20.0)%	9	14	(36)%
Total revenue	$13,607	$13,209	3.0%	$79,571	$44,043	81%

We recognized $13.6 million and $13.2 million of collaboration revenue during the three months ended September 30, 2012 and 2011, respectively and $79.6 million and $44.0 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase in collaboration revenue for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to the profit equalization payment related to OMONTYS product sales during the period, an increase in commercialization expenses incurred by us which are reimbursable by our partner, Takeda and a $2.25 million milestone payment earned and received from Takeda as a result of commercial progress on the OMONTYS launch.  This was offset  partially by significant reductions in R&D expenses incurred by us which were reimbursable by Takeda.    The increase in collaboration revenue for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to the recognition of $60.3 million in milestones from Takeda related to FDA approval of OMONTYS,  the EMA’s acceptance for review of the MAA filed by Takeda, and commercial progress on the OMONTYS product launch and our  profit equalization payment partially offset by a decrease in amounts eligible for reimbursement under our collaboration agreement with Takeda. We expect collaboration revenue to be directly affected by milestone payments, profit equalization payments and expenses that are eligible for reimbursement from Takeda under the Arrangement in future periods.

We expect collaboration revenue to fluctuate with changes in the profit equalization payment of the collaboration and with changes in the amount of reimbursement for our direct development expenses.

Prior to the approval of OMONTYS, collaboration revenue had consisted of net reimbursement of development and commercial expenses, and milestone payments.  Subsequent to the launch of OMONTYS and recognition of product revenue by Takeda, collaboration revenue consisted of a profit equalization payment earned from Takeda, net reimbursements of development expenses and milestone payments.  In subsequent periods, as OMONTYS product sales increase, we expect that the quarterly profit equalization payments due to us from Takeda to effect the 50/50 profit split called for in the Arrangement, will become our primary source of revenue.

During the development period under the Arrangement with Takeda, which ended upon the submission of our NDA to the FDA for review, collaboration revenue was recognized using the Contingency Adjusted Performance Model or CAPM.  As a result, any payments from Takeda under the Arrangement were recorded as deferred revenue and recognized ratably over the estimated development period.  Below is a summary of the components of our collaboration revenue for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Profit equalization payment	$10,377	$—	$13,048	$—
Milestone payments	2,250	10,000	60,250	10,000
Revenue previously deferred related to API	441	—	441	—
Revenue recognized under CAPM	—	—	—	26,606
Net expense reimbursement after CAPM	535	3,204	5,823	7,423
Total collaboration revenue	$13,603	$13,204	$79,562	$44,029

Operating expenses incurred by us which have been subject to reimbursement by Takeda under the Arrangement, excluding API manufacturing costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Research & development	$2,628	$4,884	$12,523	$16,174
Selling, general & administrative	12,831	2,065	27,888	5,113
Total	$15,459	$6,949	$40,411	$21,287

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
	($ amounts in thousands)
Research and development expenses	$11,416	$14,863	(23)%	$40,486	$51,606	(22)%

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

The decrease in research and development expenses for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 was primarily due to reduced consultant costs as a result of both the completion of our filing of our NDA in May 2011 and of the preparation for our FDA advisory committee meeting which occurred in December 2011 and reduced personnel related costs related to the reduction in force implemented in the third quarter of 2011.  This was partially offset by ongoing clinical trial activity on our Phase 3b trial, and a Phase 2 study in Pure Red Cell Aplasia, or PRCA patients.

We expect R&D expenses to increase in future periods due to additional clinical trials required to evaluate cardiovascular safety and assess safety of long-term use in certain adult patients on dialysis as outlined as part of our post- marketing requirements in our approval action letter from the FDA.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
	($ amounts in thousands)
Selling, general and administrative expenses	$26,181	$8,172	220%	$62,936	$24,426	158%

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

The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 was primarily due to higher commercialization expenses related to expansion of our commercial capabilities, including the establishment of a field sales force and other activities to support our commercialization efforts.  In addition, as a result of our FDA approval, we also expensed a one-time milestone payment of $2.0 million to be made to Nektar Therapeutics AL Corporation during the three months ended March 31, 2012.

We expect modest growth in SG&A expenses in future periods now that our commercial and medical affairs organizations have been established.

Interest Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
	($ amounts in thousands)
Interest income (expense), net	$(645)	$7	(9,314)%	$(1,260)	$25	(5,140)%

The decrease in interest income (expense), net, was due primarily to interest expense related to our notes payable with the Lenders and our launch allowance with Takeda and lower interest rates and lower average cash balance during the three and nine months ended September 30, 2012 compared to the same period in 2011.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		% Increase/	September 30,		% Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
	($ amounts in thousands)
Other income (expense), net	$(3)	$3	(200)%	$(29)	$39	(174)%

Other expense, net, for the nine months ended September 30, 2012 includes a $30,000 loss on disposal of fixed assets. Other income, net, for the nine months ended September 30, 2011 includes a $26,000 gain on disposal of fixed assets.

Provision for Income Taxes

We are subject to federal and state income taxes. While we did generate net income during the first quarter of 2012 due to significant milestone payments received in the period, we anticipate being in a net operating loss position for 2012 and therefore have not recorded any federal or state taxes, other than the minimum statutory California tax, for the nine months ended September 30, 2012. We also did not record any tax liability for the nine months ended September 30, 2011 other than the minimum statutory California tax due to the anticipated tax loss position for the year ended December 31, 2011.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$89,169	$54,339
Short-term investments	9,684	44,165

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments and reimbursement for development and commercial expenses and manufacturing costs from collaborative partners, issuance of notes payable, operating and capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through September 30, 2012, we have received net proceeds of $450.3 million  from the issuance of equity securities, including $53.6 million in net proceeds from the sale of 9,745,762 shares of our common stock in a secondary public offering in March 2011.

In March 2012, we entered into the Loan Agreement, with the Lenders, under which we may borrow up to a total of $30.0 million in two tranches.  The first tranche of $10.0 million was borrowed in March 2012. Subject to our continued compliance with the terms and conditions under the Loan Agreement, the second tranche of $20.0 million became available for drawdown  based on the terms of the Loan Agreement.  The interest rate for each tranche will be fixed upon drawdown of the respective tranche at a per annum rate equal to the greater of 8.95% or 8.57% plus the then effective U.S. Treasury note yield to maturity for a 36 month term determined three (3) business days prior to the funding date of the tranche (but in any event not less than thirty-eight basis points (0.38%)).  The interest rate related to the drawdown of the first tranche is 9.11%.  Payments under the Loan Agreement for the first tranche are interest-only through February 1, 2013, followed by equal monthly payments of principal and interest through the scheduled maturity date on July 1, 2015.  If the second tranche is utilized, payments under the Loan Agreement for the second tranche are interest-only from the funding date through the first day of the next calendar month plus an additional 12 months, followed by 30 equal monthly payments of principal and interest.  In addition, a final payment equal to 5% of the aggregate amount drawn will be due with the last amortized payment, or such earlier date as specified in the Loan Agreement.

We have also received $122.0 million of upfront license fees, $115.3 million in milestone payments and $275.3 million related to the profit equalization payment, the reimbursement of development and commercialization expenses and purchase of API under our Arrangement with Takeda. In the first quarter of 2012, we earned a $5.0 million milestone in February 2012 upon acceptance of the MAA filing for OMONTYS by the EMA, and a $50.0 million milestone in March 2012 upon FDA approval of OMONTYS in the dialysis indication.  Upon the successful achievement of as yet unmet clinical development and regulatory milestones, we are eligible to receive from Takeda an additional aggregate of $20.0 million related to the June 2006 agreement and $33.0 million related to the February 2006 agreement, both of which are related to the renal program. In addition, we are eligible to receive up to $150.0 million of sales-based milestones based on certain aggregate net sales reached during a fiscal year. We and Takeda share equally in the net profits and losses of OMONTYS in the U.S., which include certain expenses related to the marketing and launch of OMONTYS and other joint costs related to commercialization.  Takeda controls the sales of OMONTYS and provides us a profit equalization payment each period.

During the commercialization period under the Arrangement, which commenced in June 2011, Takeda bears responsibility for 70% of all third-party expenses related to U.S. development and 50% of all third party expenses related to the commercialization of OMONTYS in the U.S.  Certain employee-related expenses supporting the commercialization of OMONTYS in the U.S. are also shared equally.  Such employee-related costs include the cost of certain employees that would be required to commercialize OMONTYS such as field sales representatives, sales operations, medical science liaisons, nurse educators, conversion specialists, national accounts managers and reimbursement specialists.  In addition, costs of certain employees in clinical, regulatory and other development functions supporting any post-marketing development activities such as additional clinical trials required by the FDA as a condition of the approval of OMONTYS in March 2012 or other activities separately agreed to by the parties in the U.S. are shared equally.

We and Takeda share equally in the net profits and losses of OMONTYS in the U.S., which include certain expenses related to the marketing and launch of OMONTYS and other joint costs related to commercialization.  Takeda records product sales of OMONTYS and provides us a profit equalization payment each period.  Subsequent to the launch of OMONTYS and recognition of product revenue by Takeda, Takeda makes quarterly profit equalization payments to us in order to effect the 50/50 profit split called for the Arrangement.  The profit equalization payment is calculated as the payment required to ensure that the profit or loss realized by both Affymax and Takeda on the product equates to 50% of the total product profit or loss.  Total product profit or loss on OMONTYS is calculated as gross product sales recorded by Takeda, less the following deductions: rebates and discounts, cost of goods, and other gross-to-net adjustments incurred by Takeda; royalty expense incurred by us, commercialization expenses (FTE related and out of pocket costs) incurred by both Takeda and us, and certain development costs associated with post-marketing development activities (FTE related and out of pocket costs) incurred by us.

We have also received a launch allowance from Takeda to help fund the initial costs associated with preparing to launch OMONTYS in the U.S.  Under the allowance, Takeda funded the first $20.0 million of U.S. commercial expenses.  This launch allowance is non-refundable; however, upon FDA approval of OMONTYS and product profits being earned, Takeda is entitled to deduct up to 8% of net sales from the profit share amounts which would have otherwise been due to us each period until they have recouped an amount equal to $11.0 million.  As a result of the potential reductions in payments from the profit sharing arrangements from the launch allowance, we have reflected amounts received under the terms of the launch allowance as a deferred liability under the caption “Advance from Takeda” on our balance sheet.    We have fully utilized and received the $10.0 million allowable under the launch allowance.

In February 2012, the MAA filed by Takeda in early 2012 was accepted for review by the EMA, which triggered a $5.0 million milestone payment from Takeda which was received in the first quarter of 2012.

In March 2012, we received FDA approval for OMONTYS which triggered a $50.0 million milestone payment from Takeda which we received in the second quarter of 2012.

In November 2011, as contemplated under the Arrangement, we and Takeda executed a Commercial API Supply Agreement which formalizes our respective responsibilities as they relate to the manufacture of OMONTYS API by Affymax and the purchase of that API by Takeda for commercial manufacturing and sales of OMONTYS.  We are also responsible for the manufacture and supply of all quantities of API to be used in the development and commercialization of OMONTYS worldwide. Takeda remains responsible for the fill and finish steps in the manufacture of OMONTYS worldwide under the Arrangement. Under the terms of the Commercial API Supply Agreement, Takeda agreed to pay an aggregate of $10.8 million in deposits for commercial API manufactured by us, all of which had been received as of September 30, 2012.  In addition, during the nine months ended September, 30, 2012, Takeda also paid us another deposit of $0.5 million to be applied to future purchases of commercial API.  Through September 30, 2012, we have received $11.3 million and shipped $10.8 million of API against the prepayments, leaving a remaining prepaid balance of $0.5 million as of September 30, 2012.  The value of the API shipped to Takeda has been recorded as deferred revenue.  The remainder of the amount paid by Takeda has been recorded as a liability on our balance sheet.

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

Concurrent with the execution of the Settlement and License Agreement, we and Takeda entered into an amendment to the Arrangement. Under the terms of this amendment, Takeda has agreed to pay up to $6.5 million in additional milestones to us in consideration of the upfront and milestone payments we are required to make to Janssen under the Settlement and License Agreement (see Note 4 of Notes to Condensed Financial Statements).  $5.25 million of these milestones are earned based on regulatory and commercial events in the U.S. and the remaining $1.25 million is tied to regulatory events in the E.U.  As of June 30, 2012, $3.0 million of these milestones had been earned as a result of FDA approval of OMONTYS, which we received payment in the second quarter of 2012.  In July 2012, we earned an additional $2.25 million milestone as a result of commercial progress on the OMONTYS product launch, which was recognized as revenue in the third quarter of 2012.  There are no royalties to Janssen on U.S. sales of OMONTYS, but we are solely responsible for the royalty payment to Janssen on sales of OMONTYS in certain regions outside the U.S. when it is approved in those regions.

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

Net cash used by operating activities for the nine months ended September 30, 2012 was primarily the result of our net loss generated primarily due to the commercialization of OMONTYS and payments made to third party vendors related to the manufacturing of API, accrued clinical trials and other prepayments.  This was offset partially by increases in our accounts payable and accrued liabilities related to accrued payments to vendors, increase in deferred revenue related to API shipments , and noncash expenses associated with depreciation and stock compensation expense.  Net cash used in operating activities for the nine months ended September 30, 2011 was primarily the result of our net loss generated primarily by the development of OMONTYS, decreases in deferred revenue and payments to Takeda related to our outstanding payable as well as payments to third party vendors related to our accrued clinical trial expenses and accrued liabilities. The impact of this loss was reduced in part by non-cash activities including stock-based compensation and depreciation.

Net cash provided by investing activities for the nine months ended September 30, 2012 was primarily due to maturities of investments, partially offset by the purchases of investments and property and equipment and payments related to OMONTYS intellectual property.  Net cash provided by investing activities for the nine months ended September 30, 2011 was primarily a result of maturities of investments offset by purchases of investments.

Net cash provided by financing activities for the nine months ended September 30, 2012 was primarily attributable to proceeds of $10.0 million received from the issuance of a notes payable and $4.9 million received from the issuance of common stock upon exercise of stock options and our employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2011 was primarily attributable to net proceeds of $53.6 million received from our March 2011 public offering and proceeds received from the issuance of common stock upon exercise of stock options and our employee stock purchase plan.

In September 2009 we obtained an equity line of credit arrangement, with Azimuth Opportunity, Ltd, or Azimuth, that provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, Azimuth is committed to purchase up to $60.0 million worth of shares of our common stock over the 24-month term of the Purchase Agreement. In September 2010, we entered into an amendment, or the Amendment, to the Purchase Agreement with Azimuth which extends the term of the equity facility to September 2012 and reduces the minimum threshold price we may establish at which, upon presentation to Azimuth of a draw down notice, Azimuth is required to purchase shares of our common stock. The Amendment further provides that in no event may we sell under the Purchase Agreement more than such number of shares of common stock which is equal to one share less than 20% of our outstanding shares of common stock on the effective date of the Amendment.  This facility expired in September 2012 and we have no plans to extend it.

As of September 30, 2012, we had $100.0 million in cash, cash equivalents, restricted cash and investments.  Our cash and investment balances are held in a variety of interest bearing instruments, including corporate debt securities, and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

We believe that our existing cash, cash equivalents, investments, revenue generated from our collaboration with Takeda and other sources of available capital together with the interest thereon will enable us to maintain our currently planned operations for at least the next 12 months. Further challenges to successfully commercialize OMONTYS may require us to draw down on the remaining $20.0 million available to us under the Loan Agreement executed in March 2012, or to raise additional funding to complete the commercialization of OMONTYS. We have experienced volatility in our stock price, which has impaired our ability to access capital on potentially favorable terms, and we expect to experience volatility in our stock price in the future.  Our current view of the worldwide capital markets is that they are extremely volatile with limited accessibility and many biotechnology companies have been limited or unsuccessful in obtaining funding in this environment.  The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm our stock price, regardless of our operating performance. In addition, various commercialization factors may further harm our stock price or cause volatility in our stock price, including our inability to achieve market acceptance and generate product sales, to comply with requirements of the FDA or other regulatory authorities and to ensure an efficient and consistent product supply chain.

We intend to evaluate the capital markets from time to time to determine whether to raise additional capital, in the form of equity, debt or otherwise, depending upon market conditions relative to our need for funds at such time and our desire to take advantage of strategic opportunities at such time. Market conditions may significantly limit our ability to raise funds such that there can be no assurance we can raise the additional funds to support our continuing operations, and successfully commercialize OMONTYS, and funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, or generate sufficient revenue from our collaboration, we could be required to delay, scale back or eliminate some or all of our operations or delay our efforts to discover, develop or in-license any product candidates. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing would be dilutive to stockholders and debt financing, if available, may involve restrictive covenants that may limit our ability to conduct our business and increase our risk of defaults. Further, any strategic or licensing arrangements, if available, may require us to relinquish product rights that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

Our future capital requirements will depend on many forward-looking factors, and we expect to continue to spend substantial amounts in order to:

•                  commercialize OMONTYS, including building our own commercial organization, sales force and infrastructure to address renal markets;

•                  prepare for the manufacturing process for OMONTYS at our contract manufacturers;

•                  complete the post-marketing requirements established by the FDA: and

•                  discover, develop or in-license any product candidates.

Contractual Obligations and Significant Commitments

Our future contractual obligations, including financing costs, at September 30, 2012, were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2012 (3 months)	2013 - 2014	2015 -2016	Thereafter
Operating lease obligations (1)	$8,526	$1,053	$7,473	$—	$—
Notes payable (2)	10,000	—	7,814	2,186	—
Interest payments on short- and long-term debt, fixed rate (2)	1,747	228	1,161	358	—
Long-term income tax liability (3)	10,513	—	—	—	—
Total fixed contractual obligations	$30,786	$1,281	$16,448	$2,544	$—

(1)  Relates primarily to minimum lease payments for lease of our facilities, consisting of approximately 113,000 square feet which expire in September 2014.

(2)  Relates to Loan Agreement with the Lenders.

(3)  With respect to our long-term income tax liability as of September 30, 2012, we are unable to make a reasonably reliable estimate of the period of cash settlement, if any, with the respective taxing authorities.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk is confined to our cash, cash equivalents and investments. We do not use derivative financial instruments in our investment portfolio.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. We do not believe that a decrease in interest rates would have a material negative impact on the value of our investment portfolio.  Our outstanding debt is fixed-rate debt.  During the three and nine months ended September 30, 2012, there were no material changes to our interest rate disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of September 30, 2012. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting.   We received FDA approval for OMONTYS in March 2012, resulting in our implementation of new accounting policies during the third quarter with respect to revenue recognition and certain accruals related to incentive compensation for our commercialization team. These new accounting policies caused changes in certain of our business processes and associated internal controls over financial reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, and has concluded that there were no other changes during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  build, train, support and maintain a qualified commercial and medical affairs organization and field force;

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

If we are unable to build, support and maintain effective commercial, medical affairs and distribution capabilities, or enter into agreements with third parties to perform these functions, then we will be unable to commercialize OMONTYS successfully.

Prior to the launch of our first product OMONTYS in the second quarter of 2012, we had no experience commercializing a pharmaceutical product. To commercialize OMONTYS successfully, we must further develop, support and maintain internal sales, marketing, medical affairs, contracting, reimbursement, and distribution capabilities, or make arrangements with third parties to perform some or all of these services. We market OMONTYS directly with Takeda, and we must commit significant time and financial and managerial resources to build, train, support and maintain a commercial and medical affairs force with technical and market expertise and distribution support capabilities for our principal customer, dialysis clinics. Factors that may inhibit our efforts to build, train, support and maintain an effective commercial and medical affairs organization with Takeda include:

•                  our inability to recruit, hire, train, support and maintain adequate numbers of effective commercial and medical affairs personnel;

•                  the inability of our sales personnel to obtain access to adequate numbers of physicians who would prescribe OMONTYS;

•                  the inability of our sales and medical affairs personnel to deliver a consistent and appropriate message regarding OMONTYS and to provide appropriate information and education to physicians and other healthcare providers regarding the product and its proper administration;

•                  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•                  our inability to effectively manage the substantial growth of our company, including the significant increase in our number of full-time employees in a matter of months and the introduction and implementation of a variety of new systems and processes; and

•                  unforeseen costs and expenses associated with creating and sustaining independent commercial and medical affairs organizations and coordinating our efforts with Takeda.

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

Even if we are able to achieve market acceptance of OMONTYS, if we are unable to reach a long-term supply agreement with either or both of the largest operators of dialysis clinics in the U.S, Fresenius Medical Care North America and DaVita, or Fresenius and DaVita, respectively, on favorable terms or on a timely basis, then the revenue opportunity for OMONTYS could be significantly reduced. We may not be able to reach a long-term supply agreement with either Fresenius or DaVita because both entered into a long-term supply agreement with Amgen that began in January 2012.  In particular, Fresenius entered into a “multi-year” agreement with Amgen whereby Amgen would supply EPOGEN on a “non-exclusive” basis to Fresenius, and DaVita entered into a seven-year agreement with Amgen whereby Amgen would supply EPOGEN to meet at least 90% of DaVita’s requirements for ESAs used in providing dialysis services in the U.S.  The specific terms of the

Amgen-Fresenius agreement and the Amgen-DaVita agreement have not been publicly disclosed, and we cannot predict how these agreements may impact the commercial opportunity for OMONTYS. But these agreements may limit the market opportunity for the product and adversely impact our ability to generate product sales.

In July 2012, Fresenius entered into an agreement with Takeda Pharmaceuticals America, Inc., or TPA, a subsidiary of Takeda, whereby TPA will supply OMONTYS to Fresenius through the end of April 2013 for use in certain U.S. dialysis clinics within its organization.  Fresenius is not obligated to utilize any quantity of OMONTYS under the terms of this agreement, and we cannot be certain that Fresenius will utilize a significant quantity of the product on a long-term basis.  Further, we cannot predict how Fresenius will evaluate its initial commercial experience with OMONTYS.

Fresenius’ initial commercial experience with OMONTYS may be affected by many factors including, but not limited to, healthcare provider and patient satisfaction with the product, ease of conversion and other operational considerations, competitive pricing and reimbursement.  We cannot predict whether Fresenius’ initial commercial experience with OMONTYS will lead to a long-term supply agreement. Even if Fresenius enters into a long-term supply agreement, the terms of such agreement may not be favorable to us and we may not be able to successfully implement conversion on a large scale within the time frames required by such agreement.  Our failure to attain significant market acceptance of OMONTYS and enter into a long-term supply agreement with Fresenius or DaVita on a timely basis would have a material adverse effect on our business.

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

The increasing concerns surrounding ESAs, the TREAT results and recent and future FDA actions represent additional challenges to the market for ESAs as a class and increase the uncertainty associated with the successful commercialization of OMONTYS. We cannot predict what additional actions, if any, the FDA may take, which may include additional label restrictions, the use of informed consents, further lowering or removal of target hemoglobin levels, or even the removal of indications from the label. Further, regardless of whether or not the FDA takes additional action, the Centers for Medicare and Medicaid Services, or CMS, and other third-party payors may still decide separately to discontinue or limit coverage or lower reimbursement as CMS has recently adopted changes and continues to evaluate coverage and reimbursement policy for ESAs as class.

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

As the costs of the Medicare program continue to grow, CMS may also be compelled to make difficult decisions regarding the trade-offs of supporting the reimbursement of certain public health expenditures over others. Depending on methods CMS uses to calculate the cost-benefit of treatments competing for a share of the Medicare budget, ESAs, including OMONTYS, may not be considered to offer sufficient overall health benefit to justify reimbursement at levels that will allow us to achieve and sustain profitability. In addition, as a result of the safety concerns relating to ESAs, CMS has implemented policies limiting coverage of ESAs in the past and may consider further changes that could negatively affect coverage or reimbursement of ESAs in the future.  Further, prior to January 1, 2011, CMS reimbursed healthcare providers for use of ESAs at average selling price plus 6%. However, under the 2008 Medicare Legislation a new bundled payment system commenced in January 2011 for facilities that furnish renal dialysis services to Medicare beneficiaries with end-stage renal disease. Under the new bundled payment system, providers are reimbursed a fixed amount per patient, including for ESAs such as OMONTYS.  This new capitated reimbursement payment methodology has created incentives for significantly lower utilization or dosing of ESAs, including OMONTYS, and has reduced the commercial potential for the product.

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

We are continuing obligations with respect to OMONTYS and FDA approval remains subject to certain post-marketing requirements which could significantly increase costs or delay or limit our ability to successfully commercialize the product.  If results, data or information with respect to our continuing obligations are negative or we are unable to fulfill our continuing obligations to regulatory authorities or our post-marketing requirements, there may be changes to our product label or we may be required to withdraw the product from the market.

The FDA approved OMONTYS subject to certain post-marketing requirements.  For example, we are required to conduct an observational study and a randomized controlled trial to be completed with final reports submitted in 2018 and 2019, respectively, to evaluate cardiovascular safety and assess safety of long-term use in adult patients on dialysis.  We are also required to initiate pediatric studies with target dates for completion between 2016 and 2027.  In addition, we are required to comply with a REMS, which includes a requirement to send “Dear Healthcare Provider” letters to nephrology healthcare providers informing them that OMONTYS is not indicated in patients with chronic kidney disease not on dialysis. These post-marketing requirements, and any other post-marketing requirements the FDA may require, will result in additional costs to the company and could significantly delay, limit, or prevent, successful commercialization of OMONTYS or otherwise severely harm our business and financial condition.

In addition, maintaining regulatory approval for OMONTYS has been, and will continue to be, increasingly difficult.  If we are unable to fulfill the requirements of regulatory authorities or our post-marketing requirements or to the extent there are unfavorable results, data or information arising therefrom, then there may be limitations imposed on our product label or we may be required to withdraw the product from the market.  For example, in November 2012, we revised the OMONTYS label to reflect adverse events from post-marketing spontaneous reports related to serious allergic reactions.  These label changes and related communications to health care professionals as well as any future label changes or communications could negatively impact perceptions about the safety and/or efficacy of OMONTYS and its commercial prospects in a manner that could adversely affect our business.

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

OMONTYS is our only product and we may not develop or in-license any product candidates for the foreseeable future.

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

In addition, we may not be able to successfully in-license any product candidates.  For example, we may not be able to identify an appropriate product candidate for in-licensing or negotiate terms of an in-licensing agreement that are favorable to us.  We also face competition from established pharmaceutical and biotechnology companies in pursuing product candidates for in-licensing.  We may not be able to successfully compete with such established companies due to their size, cash resources and in-licensing experience.

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

In March 2010, federal legislation gave the FDA authority to create an abbreviated approval path for biological products that are demonstrated to be “biosimilar” to, or “interchangeable” with, an FDA-approved biological product. In February 2012, the FDA released three draft guidance documents regarding this abbreviated approval path for biosimilar products and the FDA accepted public comments on these documents. A biosimilar product would be a subsequent version of an existing, branded FDA-approved biologic product. The patent for the existing branded product must expire in a given market before biosimilars may enter that market.

The patents for epoetin alfa, a version of recombinant human erythropoietin, or rEPO, expired in 2004 in the European Union, or E.U., and the remaining patents expire from 2012 through 2015 in the U.S. Biosimilars of rEPO are currently being developed or sold in the E.U., and in various other markets outside the U.S.  In the U.S., biosimilars of rEPO are currently being studied in clinical trials.  For example, in January 2012, Hospira Inc. announced the beginning of its U.S. Phase 3 clinical program for its biosimilar with results anticipated in 2013. In addition, in October 2012, Sandoz announced the beginning of its U.S. Phase 3 clinical program for its biosimilar with results anticipated in 2014.

We expect that biosimilars, including rEPO, will be sold at a discount to existing branded products when they are launched in the U.S. as in the E.U. The introduction of biosimilars into the rEPO market in the U.S. could prove to be a significant threat to OMONTYS if they are able to demonstrate biosimilarity to existing rEPO. Biosimilars will constitute additional competition for OMONTYS, and are expected to drive down its price and sales volume, which would adversely affect our revenues.

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

We have experienced significant operating losses since our inception in 2001. At September 30, 2012, we had an accumulated deficit of $475.4 million . Due to the recognition of revenues from milestone payments from our collaboration with Takeda, we were profitable in the three months ended March 31, 2012 and may have profitable quarters from time to time in the future. However, we continue to expect to incur substantial losses in order to complete the commercialization of OMONTYS. Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to:

•                  commercialize OMONTYS, including building our own commercial and medical affairs organizations and infrastructure to address renal markets;

•                  prepare for the manufacturing process for OMONTYS at our contract manufacturers;

•                  complete the post-marketing requirements established by the FDA; and

•                  discover, develop or in-license product candidates.

We believe that our existing cash, cash equivalents, investments, revenue generated from our collaboration with Takeda and other sources of available capital, together with the interest thereon, will enable us to maintain our currently planned operations for at least the next 12 months. Further challenges or delays to commercialization of OMONTYS may require us to draw down on the remaining $20 million available to us under the loan and security agreement executed in March 2012, or to raise additional funding to successfully commercialize OMONTYS.

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

•                  we or our licensors or collaborators might not have been the first to make the inventions covered by our pending patent applications or the pending patent applications and issued patents of our licensors;

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

•                  the federal Food, Drug and Cosmetic Act, which prohibits, among other things, individuals or entities from introducing into interstate commerce any food, drug, device or cosmetic that has been adulterated or misbranded; and

•                  state law equivalents of certain of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of OMONTYS, or any other product we may develop in the future. We currently carry product liability insurance covering our clinical trials and commercial sales of OMONTYS in the amount of $20 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for the expenses or losses we may suffer. In addition, insurance coverage is becoming increasingly expensive, and in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Risks Related to the Ownership of Our Common Stock

The market price of our common stock has been highly volatile and is likely to remain highly volatile, and you may not be able to resell your shares at or above your purchase price.

The trading price of our common stock has been highly volatile. For the 52 weeks ended September 30, 2012 the closing price of our common stock ranged between a high of $21.51 per share and a low of $4.24 per share. Our stock is expected to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•                              actual or anticipated results from, and any delays in, commercialization of OMONTYS;

•                              actual or anticipated contractual arrangements for OMONTYS or competing products;

•                              actual or anticipated changes in our funding requirements, capital resources and our ability to obtain financing and the terms thereof;

•                              actual or anticipated actions taken by regulatory agencies including the FDA and CMS with respect to ESAs generally or OMONTYS specifically;

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

•                              additions or departures of key management or other personnel;

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 25, 2012, SVB Financial Group, the parent company of Silicon Valley Bank, exercised its Warrant to purchase 53,142 shares of our common stock at an exercise price of $11.855.  The net shares issuable upon SVB Financial Group’s cashless exercise were 23,453 shares of our common stock.  In addition, on October 4, 2012, Oxford Finance LLC, or Oxford, exercised its Warrants to purchase an aggregate of 79,713 shares of our common stock at an exercise price of $11.855.  The net shares issuable upon Oxford’s cashless exercise were 36,660 shares of our common stock.

The Warrants were issued to Silicon Valley Bank and Oxford pursuant to the loan and security agreement in March 2012.  Silicon Valley Bank transferred its Warrant to SVB Financial Group.  The Warrants were exercised on a cashless basis; therefore, we did not receive any cash in connection with the exercises.  In issuing the net shares upon the exercises of the Warrants, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2012.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

The following documents are being filed as part of this report:

10.51+	Executive Employment Agreement, effective as of October 1, 2012, by and between the Registrant and Karin L. Walker

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

101.DEF*	XBRL Taxonomy Extension Definition

+Indicates management contract or compensatory plan.

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

AFFYMAX, INC.

		By:	/s/ JOHN A. ORWIN
Dated:	November 9, 2012		Chief Executive Officer and Member of the Board of Directors

		By:	/s/ HERB CROSS
Dated:	November 9, 2012		Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.51+	Executive Employment Agreement, effective as of October 1, 2012, by and between the Registrant and Karin L. Walker

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

101.DEF*	XBRL Taxonomy Extension Definition

+Indicates management contract or compensatory plan.

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