Form 10-Q/A
period 2012-09-30
AFFYMAX INC
filed 2012-11-09
CIK 1158223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

AFFYMAX, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Explanatory Note to Form 10-Q Amendment No. 1

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Form 10-Q”) of Affymax, Inc. is being filed for the purpose of correcting the applicable reporting period in paragraph 1 of Exhibit 32.1 to the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits hereto.

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