Form 10-Q
period 2013-06-30
AFFYMAX INC
filed 2013-08-05
CIK 1158223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33213
___________________________________

AFFYMAX, INC.
(Exact name of registrant as specified in its charter)
 ___________________________________

Delaware	77-0579396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19200 Stevens Creek Blvd. Suite 240 Cupertino, CA 95014
(650) 812-8700
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.001 per share	Over The Counter (OTC)
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

As of July 31, 2013, 37,490,137 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AFFYMAX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,503	$68,265
Short-term investments	—	9,717
Receivable from Takeda	—	18,365
Deferred tax assets	—	363
Prepaid expenses	949	2,731
Other current assets	—	3,069
Total current assets	11,452	102,510
Property and equipment, net	—	2,981
Restricted cash	1,135	1,135
Long-term investments	—	2,323
Deferred tax assets, net of current	7,240	6,876
Other assets	1,086	2,392
Total assets	$20,913	$118,217
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,471	$6,591
Accrued liabilities	3,545	52,522
Accrued clinical trial expenses	143	2,844
Deposit from Takeda	—	559
Advance from Takeda	8,189	27,715
Notes payable, current	—	8,844
Total current liabilities	13,348	99,075
Long-term income tax liability	7,240	10,062
Other long-term liabilities	—	799
Total liabilities	20,588	109,936
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized, 37,490,137 and 37,369,717 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	37	37
Additional paid-in capital	555,304	551,959
Accumulated deficit	(555,014)	(543,713)
Accumulated other comprehensive loss	(2)	(2)
Total stockholders’ equity	325	8,281
Total liabilities and stockholders’ equity	$20,913	$118,217

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Revenue:
Collaboration revenue	$525	$2,754	$1,364	$65,959
License and royalty revenue	—	1	5	5
Total revenue	525	2,755	1,369	65,964
Operating expenses:
Research and development	2,235	12,963	11,971	29,070
Selling, general and administrative	528	21,173	24,854	36,755
Collaboration cost reimbursement	(23,073)	—	(43,451)	—
Impairment (gain on disposal) of prepaid expenses, fixed assets and intangible assets	(560)	—	4,580	—
Restructuring charge	7,124	—	15,340	—
Total operating expenses	(13,746)	34,136	13,294	65,825
Income (loss) from operations	14,271	(31,381)	(11,925)	139
Interest income	6	20	21	33
Interest expense	(1,073)	(591)	(1,565)	(648)
Other income (expense), net	10	(4)	10	(26)
Loss before provision for income taxes	13,214	(31,956)	(13,459)	(502)
(Benefit) provision for income taxes	(2,158)	—	(2,158)	1
Net (loss) income	$15,372	$(31,956)	$(11,301)	$(503)
Net (loss) income per share:
Basic	$0.41	$(0.89)	$(0.30)	$(0.01)
Diluted	$0.41	$(0.89)	$(0.30)	$(0.01)
Weighted-average number of shares used in computing net (loss) income per share
Basic	37,490	36,075	37,480	35,924
Diluted	37,495	36,075	37,480	35,924
Total comprehensive income (loss)	$15,372	$(31,961)	$(11,301)	$(517)

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(11,301)	$(503)
Adjustments to reconcile net loss to net cash used in operating activities:
Collaboration cost reimbursement	(41,777)	—
Impairment of prepaid expenses, fixed assets and intangible assets	4,580	—
Noncash restructuring charge	193	—
Depreciation and amortization	574	945
Amortization of premium on investments	6	(73)
Stock-based compensation expense	3,073	5,182
Loss (gain) on disposal of property and equipment	(579)	30
Noncash interest expense	808	—
Changes in operating assets and liabilities:
Receivable from Takeda	18,365	3,707
Inventory	—	(2,040)
Prepaid expenses and other current assets	24	(3,290)
Other current assets	3,028	—
Other assets	220	(2,365)
Accounts payable	(5,121)	2,109
Accrued liabilities	(27,045)	(1,932)
Accrued clinical trial expenses	(2,702)	(1,215)
Deposit from Takeda	(559)	4,145
Advance from Takeda	—	4,142
Long-term income tax liability	(2,159)	67
Other long-term liabilities	(799)	(437)
Net cash (used in) provided by operating activities	(61,171)	8,472
Cash flows from investing activities
Purchases of property and equipment	—	(1,018)
Proceeds from sale of investments	12,038	14,882
Proceeds from sale of property and equipment	1,100	25
Net cash provided by investing activities	13,138	13,889
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	271	1,594
Proceeds from issuance of common stock under employee stock purchase plan	—	440
Proceeds from note payable	—	10,000
Repayment of note payable	(10,000)	—
Net cash (used in) provided by financing activities	(9,729)	12,034
Net (decrease) increase in cash and cash equivalents	(57,762)	34,395
Cash and cash equivalents at beginning of the period	68,265	54,339
Cash and cash equivalents at end of the period	$10,503	$88,734
Supplemental schedule of non-cash financing activities:
Warrants issued in connection with notes payable	$—	$1,394

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

We have experienced significant operating losses since inception. The recall of OMONTYS has severely harmed our business, financial condition, and prospects as a going concern and even with the transition of responsibilities effectuated by the Takeda amendment and the reductions in force, these planned cost reductions may not be sufficient to continue as a going concern. We continue to take steps to reduce our outstanding obligations to third parties, and are dependent on those efforts to continue operations even in the near term, which may not be successful. The recall has also limited our access to funds. We may be unable to continue our operations or to succeed in the existing and potential future litigation, particularly with the reductions in force and in view of our limited resources and funds. We may explore various strategic alternatives, including a sale of the Company or our assets or a corporate merger. We are considering all possible alternatives, including further restructuring activities, wind-down of operations or bankruptcy proceedings. As of June 30, 2013, we had an accumulated deficit of $555.0 million.
Product Recall
On February 23, 2013, we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of post marketing reports regarding safety concerns, including anaphylaxis, which can be life-threatening or fatal. As a result of the voluntary recall of OMONTYS, all marketing activities were suspended and we have also suspended or terminated manufacturing activities.

Restructuring and Impairment

In March 2013, we commenced a restructuring plan to reduce operating costs, which included a reduction in force of approximately 305 employees. As of June 30, 2013 there are four employees remaining.  We incurred approximately $15.3 million in restructuring charges for the six months ended June 30, 2013, all of which are related to expenditures for one-time employee termination benefits (see Note 11 of the Notes to Condensed Financial Statements).  We recorded all of the charges during the first half of 2013. As a result of this restructuring and the recall, we also recorded impairment changes with respect to our property and equipment and intangible assets related to our license from Janssen Biotech, Inc. (a subsidiary of Johnson & Johnson) and certain of its affiliated companies, collectively referred to as Janssen, in the first quarter of 2013 (see Note 4 of the Notes to Condensed Financial Statements).
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

The Amendment effectuated a transfer of product and regulatory responsibilities, including the OMONTYS New Drug Application, or NDA, and all manufacturing, and development responsibilities from us to Takeda. Takeda received a worldwide, exclusive royalty-bearing license under our and joint Takeda-Affymax patents to develop, manufacture and commercialize OMONTYS.
As a result of the Amendment, Takeda assumed full responsibility for OMONTYS, including the ongoing recall and investigation of OMONTYS as well as any subsequent decisions as to whether the product may be subject to reintroduction if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA. If Takeda decides to reintroduce OMONTYS, which is highly uncertain, we are eligible to receive royalties and (i) potential commercial milestone payments totaling up to $180.0 million which consists of the following: (a) $10.0 million is payable upon the first commercial sale after reintroduction of OMONTYS in the U.S.; (b) $10.0 million and another $10.0 million relates to U.S. sales-based milestones, and (c) $150.0 million relates to sales-based milestones in amounts as previously disclosed outside of the U.S. but now including Japan as a result of the Amendment and (ii) a potential development milestone payment of $5.0 million payable either upon regulatory approval in the E.U. or Japan. The royalties are tiered in the range of 13% to 17% with respect to net sales in the U.S. and in the range of 13% to 24% depending on the level of net sales by Takeda worldwide outside of the U.S. As of June 30, 2013, we have retained a liability for an advance from Takeda on our condensed balance sheet of approximately $8.2 million, which Takeda may offset a percentage of future royalty and milestone payments due to us, if any against the advance recorded (see Note 3 of the Notes to Condensed Financial Statements).
In April 2013, as part of our efforts to restructure our operations in order to reduce costs, in addition to our reduction in force, we engaged an experienced restructuring firm, The Brenner Group, Inc.. With the engagement of the restructuring firm, we terminated the employment of our remaining executive officers, including our Chief Executive Officer and Chief Financial Officer.
Going Concern
Because we have not made an irrevocable decision to liquidate, the accompanying condensed financial statements have been prepared under the assumption of a going concern basis that contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $555.0 million as of June 30, 2013. Nearly all of our revenues to date have come from our collaboration with Takeda. As a result of the February 23, 2013 nationwide voluntary recall of OMONTYS and the suspension of all marketing activities, there is significant uncertainty as to whether we will have sufficient existing cash to fund our operations for the next 12 months. Our liabilities exceed our assets. Given our limited resources, there is no assurance that we will be able to reduce our operating expenses enough to meet our existing and future obligations and conduct ongoing operations. If we do not have sufficient funds to continue operations, we could be required to liquidate our assets, seek bankruptcy protection or other alternatives. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners. These matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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
As of June 30, 2013 and December 31, 2012, our accounts receivable balance with Takeda was $0.0 million and $18.4 million, respectively. The receivable was comprised of the amounts due from Takeda under our Arrangement with them. We have not experienced any credit losses from our receivables with Takeda and none are expected. We do not require collateral on our receivable.
Our future revenue is based on only one source of product-related revenue, OMONTYS. If Takeda is not successful in identifying the cause and is unable or unwilling to reintroduce OMONTYS, we have no prospects for other sources of revenue.

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

For each source of collaboration revenue, we apply the following revenue recognition model:

•
Expense reimbursement revenue. Revenues related to reimbursements by Takeda of third-party development expenses (70/30 split per the Arrangement) and commercialization expenses (shared 50/50 according to the Arrangement) are recognized as revenue in the period the related costs are incurred.  Revenues related to reimbursement of costs of full-time equivalents, or FTEs, engaged in development related activities such as post-marketing studies, are recognized as revenue in the period the related costs are incurred. Such reimbursement is based on contractually negotiated reimbursement rates for each FTE as specified in the Arrangement.  Subsequent to the launch of OMONTYS and recognition of product revenue by Takeda, reimbursement of commercialization expenses and development costs (both FTE and out of pocket costs) associated with post-marketing development activities, is incorporated into the profit equalization revenue as required under the Arrangement in order to effect the 50/50 profit split, as described below.  As part of the Amendment with Takeda, both Parties agreed that they will no longer share expenses related to third-party development (70/30 split) and commercialization (50/50 split) as of April 1, 2013. Except for certain transition services that we performed in April 2013 for full reimbursement of $0.5 million, any expenses incurred by either us or Takeda after April 1, 2013 shall be the responsibility of the respective party and neither us or Takeda has the obligation to share expenses with each other.

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

Below is a summary of the components of our collaboration revenue for the three and six months ended June 30, 2013, and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Milestone payments	$0	$0	$0	$58,000
Net expense reimbursement	525	2,754	1,364	7,959
Total collaboration revenue	$525	$2,754	$1,364	$65,959

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

We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements.  Any expired inventory is disposed of and the related costs are recognized as expense. The voluntary recall of OMONTYS in February 2013 impacted the recoverability of our inventories based on assumptions about expected demand and net realizable value. In the December 31, 2012 balance sheet, given the significant uncertainty of demand following the recall, we had written down our API inventory and prepayments made to our CMOs to the net realizable value of zero. We also established an accrual for estimated losses on firm inventory purchase commitments by applying the same lower of cost or market approach that is used to value inventory. As of March 31, 2013 this accrued commitment was $32.9 million. However, in the second quarter, we were able to settle these obligations for $11.0 million resulting in a favorable adjustment to our operating results of $21.9 million in the quarter ended June 30, 2013. As of June 30, 2013, the balance of this accrual was $0.0 million.

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

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Assets under capital lease and leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the related lease. Maintenance and repairs are charged to operations as incurred. All equipment was determined to be held for sale in May 2013 and accordingly no further depreciation was recorded after that determination. Equipment categorized as held for sale on the balance sheet at May 31, 2013 had a net book value of $0.5 million. All equipment other than computers retained for storage was sold as of June 30, 2013 and the carrying value of equipment was reduced to zero upon completion of the sale.
Valuation of Long-Lived Assets
We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping's carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping's carrying value and its fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Long-lived assets such as intangible assets and property, plant and equipment are considered non-financial assets, and are recorded at fair value only when an impairment charge is recognized. The recall of OMONTYS was considered to be an impairment indicator for certain assets. We evaluated the recoverability of our assets and determined that certain assets were impaired. We recorded impairment charges for the six months ended June 30, 2013 of $4.6 million. These charges are reflected in the statement of comprehensive income (loss) under the caption "Impairment (gain on disposal) of prepaid expenses, fixed assets, and intangible assets."

Net Income (Loss) Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$15,372	$(31,956)	$(11,301)	$(503)
Denominator:
Weighted-average shares outstanding	37,490	36,075	37,480	35,924
Effect of dilutive securities	5	0	0	0
Weighted-average diluted shares	37,495	36,075	37,480	35,924
Basic net (loss) income per share	$0.41	$(0.89)	$(0.30)	$(0.01)
Diluted net (loss) income per share	$0.41	$(0.89)	$(0.30)	$(0.01)

The following shares were excluded in the computation of diluted net income (loss) per common share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase common stock	2,494	5,693	2,494	5,693
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	—	51	—	51
Restricted stock units	—	448	—	448
Warrant to purchase common stock	424	557	424	557
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
During the quarter ended June 30, 2013, we terminated the Employee Stock Purchase Plan and the Restricted Stock Award Plan.

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
The Amendment effectuated a transfer of regulatory responsibilities, including the OMONTYS NDA, and all manufacturing, and development responsibilities from us to Takeda. Takeda received a worldwide, exclusive royalty-bearing license under our and joint Takeda-Affymax patents to develop, manufacture and commercialize OMONTYS.
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
Collaboration revenue reported on our statement of comprehensive income (loss) consists of the nonrefundable upfront license fees, reimbursement for the sale of API net of costs incurred, net reimbursement of certain development and commercial expenses, revenues from product profit sharing, and milestone payments. We recognized $0.5 million and $2.8 million of collaboration revenue during the three months ended June 30, 2013 and 2012, respectively. The amount receivable from Takeda as of June 30, 2013 and December 31, 2012 was $0.0 million and $18.4 million, respectively.

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

As a result of the voluntary recall of OMONTYS in February 2013, all marketing activities were suspended. As part of the Amendment with Takeda, the profit equalization revenue for the six months ended June 30, 2013 will be the final profit equalization payment under the Arrangement. Upon signing the Amendment with Takeda, the economics of the collaboration changed from a profit sharing arrangement to a milestone and royalty-based compensation structure to us, effective April 1, 2013.

Development and Commercialization of OMONTYS outside of the U.S.

In February 2006, we granted an exclusive license to Takeda for development and commercialization of OMONTYS in Japan. In December 2011, Takeda announced that it had decided not to commercialize OMONTYS in Japan. We and Takeda have explored other options for the commercialization rights for OMONTYS in the Japanese market, including potentially licensing it to a third party. If Takeda or its licensee is successful in clinical development and regulatory milestones, we are eligible to receive contingent payments from Takeda which aggregate up to $33.0 million relating to the Japan renal program and $5.0 million for a third indication that neither we or Takeda is pursuing. Per the terms of the Amendment, the Japan agreement was terminated.

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

Launch Allowance

As noted above, Takeda bore responsibility for 50% of all third party expenses related to the commercialization of OMONTYS in the U.S. Takeda also provided a launch allowance to help fund the initial costs associated with preparing to launch under which it committed to fund the first $20.0 million of U.S. commercial expenses incurred in total by us and Takeda. Amounts received under the launch allowance are non-refundable; under the Amendment, however, Takeda is entitled to deduct up to 8% from any future payments made to us under the royalty or milestone provisions until they have recouped an amount equal to $11.0 million ($10.0 million plus a $1.0 million fixed amount that represents interest). During the three months ended June 30, 2013, amounts less than $0.1 million were deducted by Takeda under this arrangement. As of June 30, 2013, our liability balance under the launch allowance is $8.2 million.

Milestones

During 2012, we earned the following milestone payments from Takeda: a $50.0 million milestone upon FDA approval of OMONTYS in the dialysis indication, a $5.0 million milestone upon acceptance for review of the MAA, filing for OMONTYS by the EMA, and a $3.0 million and $2.3 million milestone related to an amendment to the Arrangement or the November 2011 Amendment, described below.

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

API Supply Agreement

In November 2011, as contemplated under the Arrangement, we and Takeda executed a Commercial API Supply Agreement. Under the terms of the API Supply Agreement, we were responsible for the manufacture and supply of all quantities of API to be used in the development and commercialization of OMONTYS worldwide. Takeda reimbursed us for our cost of API plus 20%. Takeda was responsible for the fill and finish steps in the manufacture of OMONTYS worldwide under the Arrangement. As of December 31, 2012 we had a balance of $19.8 million recorded as an Advance from Takeda which was related to deferred revenue on API shipped to Takeda. As a result of the recall and the impairment charges recorded on the OMONTYS inventory during 2012, the remaining balance of deferred revenue has been reversed as of June 30, 2013.

Impairment of Inventory and Firm Purchase Commitments
Prior to the voluntary recall, we initiated orders for API with our CMOs based on forecasts from Takeda, which were based on expected demand for OMONTYS. Orders generally had commenced once there was a contractual commitment for the API from Takeda. In the quarter ended June 30, 2013 we settled these obligations for less than the contractual amounts. We made a total of $11.0 million in payments to settle our obligations to three CMOs and recorded a favorable adjustment to our operating results of $21.9 million.
In addition to the binding CMO purchase commitments, we also had $10.4 million in inventory and prepayments made to our CMOs on our balance sheet as of December 31, 2012. As a result of the inability to sell OMONTYS and the uncertainty of future revenues, we have written down our API inventory and prepayments for API being produced by our CMOs to a net realizable value of zero and recorded a $10.4 million impairment charge related to this writedown during the year ended December 31, 2012. Of the total $45.0 million charge for impairment of inventory and loss on CMO purchase commitments recorded in 2012, we recorded a benefit of $23.1 million in the first quarter of 2013, primarily related to the collaboration cost reimbursement under the Takeda Q1 profit equalization payment. As a result of the fourth Amendment, Takeda assumed full responsibility for OMONTYS. This includes the ongoing investigation of OMONTYS as well as any subsequent decisions as to whether the product may be subject to reintroduction. Reintroduction would be possible only if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA.
Cost of Recall
As a result of the fourth Amendment, Takeda assumed full responsibility for OMONTYS. This includes the ongoing investigation of OMONTYS as well as any subsequent decisions as to whether the product may be subject to reintroduction. Reintroduction would be possible only if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA.
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

November 2011 Amendment

In November 2011, concurrent with the execution of the Settlement and License Agreement with Janssen, we and Takeda entered into an amendment to the Arrangement. Under the terms of this amendment, Takeda agreed to pay up to $6.5 million in additional milestones to us in consideration of the upfront and milestone payments we are required to make to Janssen under the Settlement and License Agreement.  $5.3 million of these milestones were earned based on regulatory and commercial events in the U.S. and the remaining $1.3 million tied to regulatory events in the E.U, which was eliminated as part of the Amendment.  We recognized $3.0 million of these milestones in the first quarter of 2012 as it was earned as a result of FDA approval in March 2012.

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
In consideration of the license grant, we agreed to pay royalties on the sales of OMONTYS, which began with the launch of the product in the U.S. in 2012; sales of the product were suspended on February 26, 2013. We also agreed to pay base milestones plus possible additional milestones in connection with our partnering activities relating to OMONTYS or merger and acquisition activities. As of June 30, 2013, no further milestone obligations remain.
Contract Manufacturing Organization (CMO) Settlements
We initiated orders for API with our CMOs based on forecasts from Takeda, which were based on expected demand for OMONTYS. Orders generally commenced once there was a contractual commitment for the API from Takeda. As of December 31, 2012, we had future purchase commitments amounting to $34.6 million. These future commitments were comprised of $5.8 million for firm purchase commitments of PEG, and the remaining $28.8 million of manufacturing obligations relate to API, and were based on firm demand forecasts from Takeda. We paid $1.7 million in payments to our CMOs in Q1 which reduced the accrual balance to $32.9 million.
We finalized settlement agreements with the CMOs in the second quarter of 2013 and made a total of $11.0 million in payments resulting in a favorable adjustment to our operating results of $21.9 million.
Settlement and License Agreement with Janssen
In November 2011, we entered into the Settlement and License Agreement with Janssen under which we obtained a non-exclusive license to the intellectual property in dispute, a covenant not to sue and a release of all claims associated with the arbitration and dispute. The Settlement and License Agreement also provides for the dismissal of all pending proceedings. The Settlement and License Agreement required us to make two fixed payments to Janssen, $6.0 million, which was paid in December 2011, and $2.0 million, which was paid in June 2012.  Upon execution of the Settlement and License Agreement in the fourth quarter of 2011, we recorded $8.0 million of R&D expense relating to the fixed payments.  The Settlement and License Agreement also required us to make a $2.5 million milestone payment to Janssen upon FDA regulatory approval of OMONTYS, and requires us to make a $2.5 million milestone payment to Janssen upon regulatory approval of OMONTYS in the first major European country. Upon FDA approval in March 2012, we capitalized $2.5 million related to the first milestone payment during the first quarter of 2012 as another asset. The resulting asset was to be be amortized over the expected life of the related patent family, the last-expiring patent of which expires in June 2016. This $2.5 million milestone payment was paid to Janssen in April 2012. During the six months ended June 30, 2013, as a result of the recall, we recorded a $1.9 million impairment charge related to this asset, bringing the asset value to zero.

In addition, Janssen will be entitled to low, single-digit royalties on sales of OMONTYS in Europe, Japan and certain other countries outside of the United States until mid-2016. This royalty payment is not reimbursable under our Arrangement with Takeda.

5. Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Leasehold improvements	$—	$2,501
Equipment	—	9,794
Software	—	3,064
Construction in progress	—	9
	—	15,368
Less: Accumulated depreciation and amortization	—	(12,387)
	$—	$2,981

Depreciation and amortization expense for the six months ended June 30, 2013 and 2012 was $0.6 million and $0.9 million, respectively. In addition to the expense noted above, we also incurred $1.9 million in impairment charges for the six months ended June 30, 2013. In May of 2013 management committed to a plan to sell all of the company's property and equipment. The assets were classified as held for sale and depreciation expense was recorded through May 15, 2013. The assets were sold in June of 2013 for $1.1 million. The book value of the assets sold was $0.5 million and a gain of $0.6 million was recorded in the three months ended June 30, 2013.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Accrued potential losses related to firm purchase commitments (1)	$—	$34,599
Restructuring accrual (2)	3,177	—
Compensation-related expenses	35	12,837
SG&A related costs	333	3,633
R&D related costs	—	830
Other	—	623
	$3,545	$52,522
(1) See Note 3 of Notes to Condensed Financial Statements.
(2) See Note 11 of Notes to Condensed Financial Statements.

6.                 Investments

We held no investments as of June 30, 2013. A summary of our investments outstanding as of December 31, 2012 is as follows (in thousands):

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$1,300	$—	$—	$1,300
Corporate debt securities	8,416	1	—	8,417
Total short-term investments	$9,716	$1	$—	$9,717

Long-term investments:
Corporate debt securities	$2,326	$—	$(3)	$2,323
Total long-term investments	$2,326	$—	$(3)	$2,323

.

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

We held no assets or liabilities as of June 30, 2013 which were remeasured to fair value on a recurring basis.
The following table presents as of December 31, 2012 our investments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

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

In conjunction with the product recall and related restructuring activities, management evaluated our property and equipment and committed to a plan to sell all non-essential equipment. Equipment and leasehold improvements were categorized as held for sale in May 2013 and sold in June 2013. No equipment or other fixed assets remain on the balance sheet at June 30, 2013.

8.                 Loan and Security Agreement and Repayment

In March 2012, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or, collectively, the Lenders, under which we borrowed $10.0 million.
As of June 30, 2013, we had $0.0 million of notes payable outstanding under the Loan Agreement with the Lenders. On April 3, 2013, we entered into a Letter Agreement, under which (i) we paid all amounts due and owing so as to discharge our obligations thereunder which totaled $9.8 million including remaining principal, interest, final payment and prepayment fees, (ii) we waived any rights to seek additional credit extensions or unfunded commitments under the Loan Agreement, and (iii) the security interest granted to Lenders relating to substantially all of our assets, other than our intellectual property, was terminated. As of June 30, 2013, we had no remaining notes payable outstanding.

9. Commitments and Contingencies
Legal Proceedings
On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants Affymax, Inc. or the Company, certain of its officers, Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc.  A second complaint naming the same defendants was filed on March 6, 2013.  On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint.  On July 22, 2013, an amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its former officers.  The amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding OMONTYS and the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.

On March 19, 2013, and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our officers and directors as defendants. The lawsuits allege that the certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the Company's business health which was tied to the success of OMONTYS.  The lawsuits also assert claims for unjust enrichment and corporate waste. On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2013 as the operative complaint.

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

10.                 Stock-Based Compensation

During the six months ended June 30, 2013, we terminated substantially all of our employees. Upon termination, the difference between the expected forfeiture rate and the actual forfeiture rate was adjusted in the recognition of the stock-based compensation, and resulted in an offset to expense for some groups of employees. Stock-based compensation was recorded in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$(366)	$1,207	$825	$2,154
Selling, general and administrative	93	1,683	2,248	3,028
Total	$(273)	$2,890	$3,073	$5,182
We granted the following stock options, RSUs and performance RSUs, or PRSUs to employees as follows:

	Six Months Ended June 30,
	2013
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Stock options	888,778	$15.79
Restricted stock units	331,195	$19.42
Performance restricted stock units	62,000	$19.43

Stock Option and Restricted Stock Unit Activity
The following tables summarize information about stock option and RSU activity for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Exercise Price (Per Share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(2)
Stock Options:
Balances at December 31, 2012	4,857,536	$13.49
Granted	888,778	18.83
Exercised	(30,918)	8.77
Forfeited	(2,889,025)	13.35
Cancelled	(333,937)	13.14
Balances at June 30, 2013	2,492,434	$15.66	3.03	$1
Options exercisable at June 30, 2013	2,094,482	$16.35	2.05	$1

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(2)
Restricted Stock Units:
Balances at December 31, 2012	296,723	$7.54
Granted (time-based)	393,195	19.42
Vested	(89,502)	7.58
Forfeited	(600,416)	15.19
Balances at June 30, 2013	—	$—	0	$—
_______________________________________________________________________________

(1)	The weighted average price per share is determined using exercise price per share for stock options and fair value per share on grant date for restricted stock units.

(2)	The aggregate intrinsic value is calculated as:

•	For options: the difference between the exercise price of the option and the fair value of our common stock for in-the-money options at June 30, 2013.

•	For restricted stock units: the difference between the grant date fair value of the unit and the fair value of our common stock for in-the-money units at June 30, 2013.

11.                 Restructuring Charge

2013 Restructuring

On February 23, 2013, we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of post marketing reports regarding safety concerns, including anaphylaxis, which can be life-threatening or fatal. As a result of the voluntary recall of OMONTYS, all marketing activities were suspended and we have also suspended or terminated manufacturing activities.

In March 2013, we began implementing plans to restructure our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. As of June 30, 2013, in addition to transitioning many of the ongoing activities to our collaborator, Takeda, we have completed a reduction in force of almost all our personnel, including all of our commercial and medical affairs field forces as well as other employees throughout the organization.  We have recorded $15.3 million in restructuring charges related to the workforce reduction during the first half of 2013.

The following table summarizes the accrual balance and utilization by type for the restructuring (in thousands):

	Facilities Related	Employee Related	Total
Balance at December 31, 2012	$—	$—	$—
Restructuring charges accrued	1,566	13,774	15,340
Adjustments	934	202	1,136
Cash payments	—	(13,280)	(13,280)
Accretion	(19)	—	(19)
Balance at June 30, 2013	$2,481	$696	$3,177

In April 2013, as part of our efforts to restructure our operations in order to reduce costs, in addition to our reduction in force, we engaged an experienced restructuring firm, The Brenner Group. With the engagement of the restructuring firm, we terminated the employment of our remaining executive officers, including our Chief Executive Officer and Chief Financial Officer.

12. Provision for Income Taxes

We are subject to federal and state income taxes. While we did generate net income during the second quarter of 2013 due to significant non-recurring adjustments to impairment charges, we anticipate being in a net operating loss position for 2013 and therefore have not recorded any federal or state taxes, other than the minimum statutory California tax, related to the current period for the three and six months ended June 30, 2013. We did however record a $2.2 million tax benefit for a lapse in statute of limitations on a previously reserved uncertain state and federal tax positions. We did not record any tax liability for the six months ended June 30, 2012 other than the minimum statutory California tax due to the anticipated tax loss position for the year ended December 31, 2012.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2012 and our unaudited condensed financial statements for the three and six month period ended June 30, 2013.

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
Restructuring
In March 2013, we began implementing plans to restructure our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. As of June 30, 2013, in addition to transitioning many of the ongoing activities to our collaborator, Takeda, we have completed a reduction in force of almost all our personnel, including all of our commercial and medical affairs field forces as well as other employees throughout the organization.  We have recorded $15.3 million in restructuring charges related to the workforce reduction during the first half of 2013.  As a result of this restructuring and the recall, we also recorded impairment charges of $4.6 million with respect to our property and equipment and intangible assets related to our license from Janssen Biotech, Inc. (a subsidiary of Johnson & Johnson) and certain of its affiliated companies, collectively referred to as Janssen, in the first half of 2013.
In April 2013, as part of our efforts to restructure our operations in order to reduce costs, in addition to our reduction in force, we engaged an experienced restructuring firm, The Brenner Group, Inc. With the engagement of the restructuring firm, we terminated the employment of our remaining executive officers, including our Chief Executive Officer and Chief Financial Officer.
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
The Amendment effectuated a transfer of regulatory responsibilities, including the OMONTYS New Drug Application, or NDA, and all manufacturing, and development responsibilities from us to Takeda. Takeda received a worldwide, exclusive royalty-bearing license under our and joint Takeda-Affymax patents to develop, manufacture and commercialize OMONTYS.
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
Loan Agreement

In March 2012, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or, collectively, the Lenders, under which we borrowed $10.0 million. On April 3, 2013, we entered into a letter agreement, or Letter Agreement, relating to the Loan Agreement with the Lenders. Pursuant to the terms of the Letter Agreement: (i) we paid all amounts due and owing so as to discharge our obligations thereunder which totaled $9.8 million including remaining principal, interest, final payment and prepayment fees, (ii) we waived any rights to seek additional credit extensions or unfunded commitments under the Loan Agreement, and (iii) the security interest granted to Lenders relating to substantially all of our assets, other than our intellectual property, was terminated. As of June 30, 2013, we have no amounts outstanding or owing on the Loan Agreement.

Litigation

On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants Affymax, Inc. or the Company, certain of its officers, Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc.  A second complaint naming the same defendants was filed on March 6, 2013.  On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint.  On July 22, 2013, an amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its former officers.  The amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding OMONTYS and the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.

On March 19, 2013 and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our officers and directors as defendants.  The lawsuits allege that certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the Company's business health, which was tied to the success of OMONTYS.  The lawsuits also assert claims for unjust enrichment and corporate waste. On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2012 as the operative complaint.

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

Financial Outlook

We have experienced significant operating losses since inception.  We expect to continue to incur operating losses. Our only source of potential proceeds are milestone payments from Takeda related to a reintroduction of OMONTYS which is highly uncertain. We may never generate additional revenues and, even if we do generate revenue in the future, we may never achieve or sustain profitability. We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and active pharmaceutical ingredient or API, production, license fees, milestone payments and profit equalization revenue from Takeda, issuance of notes payable, capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. As of June 30, 2013, we had an accumulated deficit of $555.0 million. All of our revenue has been derived almost exclusively from collaboration revenue from Takeda. Collaboration revenue consists of milestone payments, profit equalization revenue related to our share of product profit or loss on OMONTYS, reimbursement of development and commercialization expenses, and revenue for API under our agreements with Takeda or collectively, the Arrangement. We derived most of our collaboration revenue in 2012 from milestone payments and profit equalization revenue. From inception to June 30, 2013, we have received $122.0 million of upfront license fees, $115.3 million in milestone payments and $300.2 million related to the profit equalization revenue, the reimbursement of development and commercialization expenses and purchase of API under our Arrangement with Takeda.

Our operations have consumed substantial amounts of cash since our inception. As a result of the February 23, 2013 nationwide voluntary recall of OMONTYS and the suspension of all marketing activities, there is significant uncertainty as to whether we will have sufficient existing cash, cash equivalents and investments to fund our operations for the next 12 months.

Our liabilities exceed our assets. While we continue to reduce cash outflows, there is no assurance that we have sufficient resources remaining to meet existing and future obligations in a timely manner. If Takeda is unable to reintroduce the product or we are unable to obtain additional funding in the near future, our cash resources will rapidly be depleted and we will be required to further reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to liquidate our assets, seek bankruptcy protection or other alternatives, and it is likely that investors will lose all or some of their investment in us. Any failure to dispel any continuing doubts about our ability to continue as a going concern make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

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

The recall of OMONTYS has severely harmed our business, financial condition and prospects as a going concern.  The recall has also limited our access to funds and the resources that may be required in order to address the safety concerns. If Takeda is not able to reintroduce OMONTYS, this will result in elimination of revenue in future periods. Even if Takeda is successful in reintroducing and commercializing OMONTYS in the future, there can be no assurance that revenues will ramp up rapidly enough to offset operating. Further challenges or delays to potential reintroduction and commercialization of OMONTYS may require us to raise additional funding to continue operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements; however, such sources of funds may not be available to us at all. Even if available, any additional equity financing would be dilutive to stockholders and debt financing, if available, may involve restrictive covenants that may limit our ability to conduct our business and increase our risk of defaults. Market conditions may significantly limit our ability to raise funds such that there can be no assurance we can raise the additional funds to support our continuing operations, and funding may not be available to us on acceptable terms, or at all.

Results of Operations

Revenue

During the commercialization period, which commenced in June 2011 through June 30, 2013 we received reimbursement for certain collaboration expenses. Takeda bore responsibility for 70% of third-party expenses related to U.S. development and 50% of third party expenses related to the commercialization of OMONTYS in the U.S. incurred by us and we were responsible for the reciprocal amount of development and commercialization expenses. Certain employee-related expenses supporting preparation for commercialization of OMONTYS in the U.S. were also shared equally. Such employee-related costs included the cost of certain employees that are required to commercialize OMONTYS such as field sales representatives, sales operations, medical science liaisons, nurse educators, conversion specialists, national accounts managers and reimbursement specialists. In addition, costs of employees in clinical, regulatory and other development functions supporting any post-marketing development activity required by the FDA or separately agreed to by the parties in the U.S. were generally shared equally.

OMONTYS sales by Takeda commenced in September 2012. Subsequent to the launch of OMONTYS and recognition of product revenue by Takeda, our collaboration revenue consisted of profit equalization revenue generated from our Arrangement with Takeda, milestone payments, reimbursements of certain eligible development and commercial expenses, net of Takeda's own eligible expenses, and revenue previously deferred related to payments we received associated with previously expensed API, which have been sold by Takeda.  Revenue from profit equalization was calculated on a quarterly basis as the amount required so that the profit or loss realized by both Affymax and Takeda on OMONTYS equated to 50% of the total product profit or loss. Total product profit or loss on OMONTYS was calculated as gross product sales recorded by Takeda, less the following deductions recorded by Takeda: rebates and discounts, cost of goods and other gross-to-net adjustments incurred by Takeda, royalty expense incurred by us, commercialization expenses (full-time equivalents or FTE, related and out of pocket costs) incurred by both Takeda and us, and certain development costs associated with post-marketing development activities (FTE related and out of pocket costs) incurred by both Takeda and us.

Revenue as compared to the prior year is as follows (in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Collaboration revenue	$525	$2,754	(81)%	$1,364	$65,959	(98)%
License and royalty revenue	—	1	(100)%	5	5	—
Total revenue	$525	$2,755	(81)%	$1,369	$65,964	(98)%

Revenue decreased $2.2 million from $2.8 million for the three months ended June 30, 2012 to $0.5 million for the three months ended June 30, 2013. The decrease in collaboration revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to suspension of all marketing activities, as a result of the product recall of OMONTYS. During the six months ended June 30, 2012, we recognized $58.0 million in milestone payments from Takeda related to FDA approval of OMONTYS, the European Medicines Agency, or EMA’s acceptance for review of the Marketing Authorization Application or MAA submitted by Takeda.

 The following table presents our collaboration revenue, by revenue type, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Milestone payments	$0	$0	$0	$58,000
Net expense reimbursement after CAPM	525	2,754	1,364	7,959
Total collaboration revenue	$525	$2,754	$1,364	$65,959

______________________________________________________

On February 23, 2013, we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of post marketing reports regarding safety concerns, including anaphylaxis, which can be life-threatening or fatal. As a result of the voluntary recall of OMONTYS, all marketing activities were suspended.
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
The Amendment effectuated a transfer of regulatory responsibilities, including the OMONTYS NDA, and all manufacturing, and development responsibilities from us to Takeda. Takeda agreed to reimburse us for certain personnel costs to assist in the transition and investigation activities for the month of April in order to support the transition. We recognized revenues of $525,000 in the three months ended June 30, 2012 related to the transition and investigation activities. Takeda agreed to reimburse us for certain personnel costs to assist in the transition and investigation activities for the month of April in order to support the transition. Takeda received a worldwide, exclusive royalty-bearing license under our and joint Takeda-Affymax patents to develop, manufacture and commercialize OMONTYS.
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

Cost of Manufacturing API for the Collaboration
The cost of manufacturing API is not reflected in our statement of comprehensive (loss) income as we were reimbursed by Takeda for all costs we incurred with third parties. At the time of FDA approval in March 2012, we had produced approximately $20.5 million of commercial grade API that had been expensed previously as R&D expenses. As of December 31, 2012, we had a remaining balance of $19.8 million in deferred revenue related to previously expensed API shipped to Takeda. As a result of the recall, the remaining balance of deferred revenue has been reversed during the six months ended June 30, 2013.

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

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Research and development expenses	$2,235	$12,963	(83)%	$11,971	$29,070	(59)%

R&D expenses declined $10.7 million from 2012 to 2013. The decrease in R&D expenses in 2013 compared to 2012 was primarily due to reduced costs resulting from the reduction of development activities related to OMONTYS. This was partially offset by ongoing clinical trial activity on our Phase 3b trial, and a Phase 2 study in Pure Red Cell Aplasia, or PRCA patients.
The Amendment with Takeda effectuated a transfer of regulatory responsibilities, including the OMONTYS NDA, and all manufacturing, and development responsibilities from us to Takeda. As a result of the Amendment, Takeda assumed full responsibility for OMONTYS, including the ongoing recall and investigation of OMONTYS as well as any subsequent decisions as to whether the product may be subject to reintroduction if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA.We expect research and development expenses to significantly diminish in future quarters as we are no longer undertaking any research and development activities.
Selling, General and Administrative Expenses
SG&A expenses consist principally of salaries, employee benefits, consulting, professional fees for legal, auditing and tax services, marketing and commercial support for OMONTYS, allocation for overhead and occupancy costs and royalty expense. SG&A, expenses as compared to the prior year are as follows (in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Selling, general and administrative expenses	$528	$21,173	(98)%	$24,854	$36,755	(32)%

SG&A expenses decreased $20.6 million from the second quarter of 2012 to the second quarter of 2013. The decrease in SG&A expenses in 2013 compared to 2012 was primarily due the recall of OMONTYS and our subsequent cost reduction efforts, including the reduction in force of nearly all of our employees.

As a result of the voluntary recall of OMONTYS, all product was recalled and all marketing activities were suspended. As a result of the Amendment, Takeda assumed full responsibility for OMONTYS, including the ongoing recall and investigation of OMONTYS as well as any subsequent decisions as to whether the product may be subject to reintroduction if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA. We expect selling, general and administrative expenses for the foreseeable future to include a lower level of salaries, benefits, and professional fees to maintain the corporate administrative responsibilities.

Collaboration Cost Reimbursement
Collaboration cost reimbursement as compared to the prior year are as follows (in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Collaboration cost reimbursement	$(23,073)	$—	—	$(43,451)	$—	—
Prior to the Amendment, we initiated orders for API with our contract manufacturing organizations, or CMOs based on forecasts from Takeda, which were based on expected demand for OMONTYS. Orders generally have commenced once there was a contractual commitment for the API from Takeda. As a result of the inability to sell OMONTYS and the uncertainty of future revenues, we have written down our API inventory and prepayments for API being produced by our CMOs to a net realizable value of zero and recorded a $10.4 million impairment charge related to this write-down during the year ended December 31, 2012. We have also recorded a $34.6 million loss on firm purchase commitments by applying the same lower of cost or market approach that is used to value inventory during the same period. Of the total $45.0 million charge for impairment of inventory and loss on CMO purchase commitments recorded at year end, we recorded a benefit of $20.4 million in the quarter ended March 30, 2013, primarily related to the Takeda Q1 profit equalization payment. Related to the $45.0 million charge for impairment of inventory and loss on CMO purchase commitments in 2012, we had the right under the Arrangement to submit to Takeda for reimbursement for a portion of such expenses. However because we had not presented such amounts to Takeda for reimbursement, and such reimbursements would be subject to Takeda's approval, we had not recorded a receivable for such amounts as of December 31, 2012.
In the three months ended June 30, 2013, we settled our future purchase commitments with our CMOs. We originally recorded a CMO liability of $32.9 million comprised of $5.4 million for firm purchase commitments of PEG, and the remaining $27.5 million of manufacturing obligations relate to API. We were able to settle these obligations for $11.0 million less than the contractual amounts, and realized favorable adjustments to our operating results of $21.9 million.
As a result of the Amendment, Takeda assumed full responsibility for OMONTYS, including the ongoing recall and investigation of OMONTYS as well as any subsequent decisions as to whether the product may be subject to reintroduction if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA.
Impairment (Gain on Disposal) of Prepaid Expenses, Fixed Assets and Intangible Assets
Impairment of prepaid expenses, fixed assets and intangible assets and percentage changes as compared to the prior year are as follows (in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Impairment (gain on disposal) of prepaid expenses, fixed assets and intangible assets	$(560)	$—	—	$4,580	$—	—

As a result of the product recall and related restructuring activities that occurred in the quarter ended March 31, 2013, we incurred impairment charges of $5.1 million. The impairment related to our prepaid expenses, fixed assets and our intangible assets related to our license with Janssen was $1.3 million, $1.9 million and $1.9 million respectively during the first quarter of 2013. In the quarter ended June 30, 2013 realized a gain upon the sale of property and equipment of $0.6 million.

Restructuring Charges
Restructuring charges and percentage changes as compared to the prior year are as follows (in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Restructuring charges	$7,124	$—	—	$15,340	$—	—

Beginning in March 2013, we undertook plans to reorganize our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. By June 30, 2013, in addition to transitioning most activities to our collaborator, Takeda, we completed a reduction in force of most of our remaining employees, including all of our commercial and medical affairs field forces as well as other employees throughout the organization and we engaged an experienced restructuring firm, The Brenner Group.  With the engagement of the restructuring firm, we terminated the employment of our remaining executive officers, including our Chief Executive Officer and Chief Financial Officer. We have incurred $15.3 million in restructuring charges related to the workforce reduction during the first half of 2013.
In June 2013 we moved our remaining four employees into new offices in Cupertino, California and vacated all of our previous office buildings in Palo Alto, California. We recorded an expense of $2.5 million related to the termination of use of our previous office buildings, as we expect to sign an agreement with our landlord for payment of that amount. The payment would include forfeiture of our deposit of $50,000, release of a letter of credit for $1.1 million and cash payment of $1.33 million. Cash collateral for the letter of credit is held by our bank and shown as restricted cash on our balance sheet. This cash will be used to fund release of the letter of credit.
Interest Income (Expense), Net
Interest income (expense), net as compared to prior years are as follows (in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Interest income	$6	$20	(70)%	$21	$33	(36)%
Interest expense	(1,073)	(591)	82%	(1,565)	(648)	142%
Interest income (expense), net	$(1,067)	$(571)	87%	$(1,544)	$(615)	151%

The increase in interest expense, net was due primarily to interest expense related to our notes payable with the Lenders and our launch allowance with Takeda for the six months ended June 30, 2013 as compared to the same period in 2012.

On April 3, 2013, we entered into a Letter Agreement, relating to the Loan Agreement, with the Lenders. Pursuant to the terms of the Letter Agreement: (i) we paid all amounts due and owing so as to discharge our obligations thereunder which totaled $9.8 million including remaining principal, interest, final payment and prepayment fees, (ii) we waived any rights to seek additional credit extensions or unfunded commitments under the Loan Agreement, and (iii) the security interest granted to Lenders relating to substantially all of our assets, other than our intellectual property, was terminated. In the three months ended June 30, 2013, we recorded interest expense of $1.1 million related to the repayment of the debt.

As of June 30, 2013, there are no amounts due and owing under the Loan Agreement.

Provision for Income Taxes

We are subject to federal and state income taxes. While we did generate net income during the second quarter of 2013 due to significant non-recurring adjustments to impairment charges, we anticipate being in a net operating loss position for 2013 and therefore have not recorded any federal or state taxes, other than the minimum statutory California tax, related to the current period for the three and six months ended June 30, 2013. We did however record a $2.2 million tax benefit for a lapse in statute of limitations on a previously reserved uncertain state and federal tax positions. We did not record any tax liability for the six months ended June 30, 2012 other than the minimum statutory California tax due to the anticipated tax loss position for the year ended December 31, 2012.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments at June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30,	December 31
	2013	2012
Cash and cash equivalents	$10,503	$68,265
Short-term investments	$—	$9,717
Long-term investments	$—	$2,323
As of June 30, 2013, we had $11.6 million in cash, cash equivalents, and restricted cash. This amount is comprised of $10.5 million in cash and $1.1 million in restricted cash. Our cash is held on deposit with our bank. As of June 30, 2013, we had no debt .
Working Capital (Deficit).
Working capital (deficit) was $(1.9) million at June 30, 2013, a decrease of $5.3 million from working capital as of December 31, 2012.
As a result of the February 23, 2013 nationwide voluntary recall of OMONTYS and the suspension of all marketing activities, there is significant uncertainty as to whether we will have sufficient existing cash to fund our operations for the next 12 months. Our liabilities exceed our assets. Given our limited resources, there is no assurance that we will be able to reduce our operating expenses enough to meet our existing and future obligations. If Takeda is not able to reintroduce the product or we are not able to obtain additional funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships. If we do not have sufficient funds to continue operations, we could be required to liquidate our assets, including relinquish some or all of our existing rights to OMONTYS, seek bankruptcy protection or other alternatives and it is likely that investors will lose all or some of their investment in us. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

In March 2013, we undertook plans to reorganize our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. In addition to transitioning many of the ongoing activities to our collaborator, Takeda, we undertook a reduction in force of almost all of our employees, including our commercial and medical affairs field forces as well as other employees throughout the organization.  We incurred approximately $15.3 million of restructuring charges related to the workforce reduction during the first half of 2013.  As a result of this restructuring and the recall, we also recorded impairment changes of $4.6 million with respect to our prepaid expenses, property and equipment and intangible assets related to our license from Janssen in the first half of 2013.

Beginning in April 2013, in an effort to restructure our operations and reduce costs, we commenced a process to notify substantially all our workforce of estimated dates of separation and we engaged an experienced restructuring firm, The Brenner Group, Inc.. With the engagement of the restructuring firm, we terminated the employment of our remaining executive officers, including our Chief Executive Officer and Chief Financial Officer.

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

The Amendment effectuated a transfer of regulatory responsibilities, including the OMONTYS NDA, and all manufacturing, and development responsibilities from us to Takeda. Takeda received a worldwide, exclusive royalty-bearing license under our and joint Takeda-Affymax patents to develop, manufacture and commercialize OMONTYS.
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

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments, reimbursement for development and commercial expenses, profit equalization revenue for OMONTYS, and manufacturing costs from collaborative partners, issuance of notes payable, capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through June 30, 2013, we have received net proceeds of $458.8 million from the issuance of equity securities, including $53.6 million in net proceeds from the sale of 9,745,762 shares of our common stock in a secondary public offering in March 2011.
Following our announcement of the voluntary recall of OMONTYS in February 2013, there has been an extremely high volume of trading of our stock, and a significant drop in the value of our stock. As a result of the large trading volume, there may be a shift of ownership amongst our 5% stockholders that could result in an ownership change, under Section 382 of the Internal Revenue Code of 1986, as amended. Under Section 382, a corporation that undergoes an ownership change, as defined by the Internal Revenue Code, may be subject to significant limitations on its ability to utilize its net operating losses or NOLs, and tax credits accumulated prior to the ownership change to offset future taxable income or tax liabilities. We are currently in the process of assessing the impact. At June 30, 2013, deferred tax assets were offset by a valuation allowance except to the extent of possible taxable income in an earlier period.
Financing Agreements
Loan Agreement. In March 2012, we entered into the Loan Agreement, with the Lenders, under which we borrowed $10.0 million. On April 3, 2013, we entered into a Letter Agreement, relating to the Loan Agreement dated March 26, 2012, with the Lenders. Pursuant to the terms of the Letter Agreement: (i) we paid all amounts due and owing so as to discharge our obligations thereunder totaling $9.8 million including remaining principal, interest, final payment and prepayment fees, (ii) we waived any rights to seek additional credit extensions or unfunded commitments under the Loan Agreement, and (iii) the security interest granted to Lenders relating to substantially all of our assets, other than our intellectual property, was terminated. As of June 30, 2013, we have no amounts outstanding or owing on the Loan Agreement.

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
The Amendment effectuated a transfer of regulatory responsibilities, including the OMONTYS NDA, and all manufacturing, and development responsibilities from us to Takeda. Takeda received a worldwide, exclusive royalty-bearing license under our and joint Takeda-Affymax patents to develop, manufacture and commercialize OMONTYS.
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
As a result of the voluntary recall of OMONTYS in February 2013, all marketing activities were suspended. As part of the Amendment with Takeda, the profit equalization revenue for the three months ended March 31, 2013 was the final profit equalization payment under the Arrangement. Upon signing the Amendment with Takeda, the economics of the collaboration changed from a profit sharing arrangement to a milestone and royalty-based compensation structure to us, effective April 1, 2013.
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

Launch Allowance. Takeda funded the first $20.0 million of U.S. commercial expenses.  Amounts received under the launch allowance are non-refundable. As part of the launch allowance, under the Amendment, Takeda is entitled to deduct up to 8% from any payments made to us under the royalty and milestone provision until they have recouped an amount equal to $11.0 million (see Note 3 of Notes to Condensed Financial Statements). To date, Takeda deducted a total of $2.8 million against the profit equalization. Future royalties, if any, may be offset against the launch allowance of $8.2 million which is classified as Advance from Takeda in the condensed balance sheet.

API Payments. Under the terms of the API Supply Agreement, we are responsible for the manufacture and supply of all quantities of API to be used in the development and commercialization of OMONTYS worldwide. Takeda reimburses us for our cost of API plus 20%. As of December 31, 2012 we had a remaining balance of $19.8 million recorded as an Advance from Takeda which is related to deferred revenue on API shipped to Takeda. As a result of the recall and the impairment charges recorded on the OMONTYS inventory during 2012, the remaining balance of deferred revenue has been reversed as of June 30, 2013.

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

Settlement and License Agreement
In November 2011, we entered into the Settlement and License Agreement with Janssen, which required us to make two fixed payments to Janssen of $6.0 million, which was paid in December 2011, and $2.0 million which was paid in June 2012.  The Settlement and License Agreement required us to make a $2.5 million milestone payment to Janssen upon FDA regulatory approval of OMONTYS, and requires us to make a $2.5 million milestone payment to Janssen upon regulatory approval of OMONTYS in the first major European country.  In addition, Janssen will be entitled to royalties on sales of OMONTYS in Europe, Japan and certain other countries outside of the U.S. until mid-2016.  Upon execution of the Settlement and License Agreement in the fourth quarter of 2011, we recorded $8.0 million of R&D expense relating to the fixed payments.  Upon FDA approval of OMONTYS in March 2012, we capitalized $2.5 million related to the first milestone payment during the first quarter of 2012. The resulting asset will be amortized over the expected life of the related patent family, the last-expiring patent of which expires in June 2016.  This $2.5 million milestone payment to Janssen was paid in April 2012. As a result of the product recall and related restructuring activities that occurred in March 2013, we incurred impairment charges of $1.9 million related to our license with Janssen during the first half of 2013.

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
Contract Manufacturing Organization (CMO) Settlements
We initiated orders for API with our CMOs based on forecasts from Takeda, which were based on expected demand for OMONTYS. Orders generally commenced once there was a contractual commitment for the API from Takeda. As of December 31, 2012, we had future purchase commitments amounting to $34.6 million. These future commitments were comprised of $5.8 million for firm purchase commitments of PEG, and the remaining $28.8 million of manufacturing obligations relate to API, and were based on firm demand forecasts from Takeda. We paid $1.7M in payments to our CMOs in Q1 which reduced the accrual balance to $32.9 million.

We finalized settlement agreements with the CMOs in the June 2012 and made a total of $11.0 million in payments resulting in a favorable adjustment to our operating results of $21.9 million.

Cash Flows During the Six Months Ended June 30, 2013 and 2012

In summary, our cash flows for the periods presented are as follows (in thousands)

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$(61,171)	$8,472
Net cash provided by investing activities	13,138	13,889
Net cash provided by (used in) financing activities	(9,729)	12,034

Net cash used in operating activities for the six months ended June 30, 2013 and 2012 was $61.2 million and $8.5 million, respectively. Net cash used in operations for the six months ended June 30, 2013 reflects our net loss, noncash credit related to collaboration cost reimbursement and changes in accrued liabilities associated with compensation related accruals partially offset by the benefit of payments received from Takeda related to profit equalization revenue, and reimbursement for development and commercial expense and purchases of API by Takeda. Net cash used in operating activities for the six months ended June 30, 2012 was primarily due to changes in our receivable to Takeda as a result of the achievement of milestones related to FDA approval of OMONTYS which had not yet been received and changes in other assets related to OMONTYS intellectual property rights and warrant costs associated with our notes payable. These were offset by our net income for the six months, noncash expenses associated with depreciation and stock compensation expense and an increase in Advance from Takeda.

Net cash provided by investing activities for the six months ended June 30, 2013 of $13.1 million was due to proceeds from maturities of investments of $4.8 million, proceeds from the sale of securities of $7.2 million and proceeds from the sale of property and equipment of $1.1 million. . Net cash provided by investing activities for the six months ended June 30, 2012 of $13.9 million was primarily due to proceeds from maturities of investments partially offset by purchases of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2013 was primarily attributable to repayment of our note payable of $10.0 million partially offset by proceeds of $0.3 million received from the issuance of common stock upon exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2012 was primarily attributable to proceeds of $10.0 million received from the issuance of a notes payable and $1.6 million received from the issuance of common stock upon exercise of stock options.

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

Contractual Obligations and Significant Commitments
 Our future contractual obligations, including financing costs, at June 30, 2013, are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2013	2014 - 2015	2016 -2017	Thereafter
Operating lease obligations (1)	$5,290	$5,290	$—	$—	$—
Total fixed contractual obligations	$5,290	$5,290	$—	$—	$—
________________________________
(1)          Relates primarily to minimum lease payments for lease of our facilities, consisting of approximately 113,000 square feet which expire in September 2014. In June 2013 we moved our remaining four employees into new offices in Cupertino, California and vacated all of our facilities in Palo Alto, California. We recorded an expense of $2.5 million related to the termination of use of our previous office buildings, as we expect to sign an agreement with our landlord for payment of that amount. The payment would include forfeiture of our deposit of $50,000, release of a letter of credit for $1.1 million and cash payment of $1.3 million. Cash collateral for the letter of credit is held by our bank and shown as restricted cash on our balance sheet. This cash will be used to fund release of the letter of credit.

Contract Manufacturing Organization (CMO) Settlements
We initiated orders for API with our CMOs based on forecasts from Takeda, which were based on expected demand for OMONTYS. Orders generally commenced once there was a contractual commitment for the API from Takeda. As of December 31, 2012, we had future purchase commitments amounting to $34.6 million. These future commitments were comprised of $5.8 million for firm purchase commitments of PEG, and the remaining $28.8 million of manufacturing obligations relate to API, and were based on firm demand forecasts from Takeda. We paid $1.7M in payments to our CMOs in Q1 which reduced the accrual balance to $32.9 million.
We finalized settlement agreements with the CMOs in the June 2012 and made a total of $11.0 million in payments resulting in a favorable adjustment to our operating results of $21.9 million.
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
Off-Balance Sheet Arrangements
At June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission, or SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our critical accounting policies and the use of estimates are consistent with those noted in our Annual Report on Form 10-K for the year ended December 31, 2012 except as noted below:

2013 Restructuring

On February 23, 2013, we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of post marketing reports regarding safety concerns, including anaphylaxis, which can be life-threatening or fatal. As a result of the voluntary recall of OMONTYS, all marketing activities were suspended and we have also suspended or terminated manufacturing activities.

In March 2013, we commenced a re-organization plan to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. The reorganization plan included a reduction in force of approximately 305 employees (almost all of our workforce) which included our commercial and medical affairs field organizations as well as other officers and employees. We incurred $15.3 million in restructuring charges, all of which are related to expenditures for one-time employee termination benefits.  We incurred all of these charges during the first half of 2013.
In April 2013, as part of our efforts to restructure our operations in order to reduce costs, in addition to our reduction in force, we engaged an experienced restructuring firm, The Brenner Group. With the engagement of the restructuring firm, we terminated the employment of our remaining executive officers, including our Chief Executive Officer and Chief Financial Officer.
In June 2013, we ceased use of our leased facilities and recorded an accrual for lease exit costs of $2.5 million, as we expect to sign an agreement with our landlord for payment of that amount. The payment would include forfeiture of our deposit of $50,000, release of a letter of credit for $1.1million and cash payment of $1.3 million. Cash collateral for the letter of credit is held by our bank and shown as restricted cash on our balance sheet. This cash will be used to fund release of the letter of credit.

Recent Accounting Pronouncements
There are no recent accounting pronouncements which are expected to have a material effect on our financial condition or results of operations.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

As of June 30, 2013, we hold no investment or marketable securities and have no debt obligations outstanding. We have no material exposure to market risk related to interest rate changes as of June 30, 2013.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of June 30, 2013. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2012 there was a substantial reduction in the workforce, including the finance and accounting function. At June 30, 2013, only 2 employees remain within the finance function. With this reduced staff, optimal segregation of duties in internal control over financial reporting cannot be obtained. Due to the small size of the remaining organization and the limited extent of our operations, management believes that the monitoring controls which remain in place are adequate to compensate for the limitations in segregation of duties.

PART II.

Item 1.   Legal Proceedings

       On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants the Company, certain of its officers, Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc. A second complaint naming the same defendants was filed on March 6, 2013. On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint that had been filed on March 6, 2013.  On July 22, 2013, a consolidated amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its officers.  The consolidated amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.

        On March 19, 2013 and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our officers and directors as defendants. The lawsuits allege that certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the Company's business health, which was tied to the success of OMONTYS. The lawsuits also assert claims for unjust enrichment and corporate waste.  On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2013 as the operative complaint.
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
Risks Related to Our Business

In February 2013, we recalled OMONTYS nationwide due to safety concerns and OMONTYS may not be reintroduced to the market unless Takeda is able to rapidly identify and successfully address the causes of the safety concerns with the FDA. OMONTYS was our only product and the recall has severely harmed our business. We face significant challenges to our business and we have ceased most company operations and may not be able to continue our business as a result of the recall.

In February 2013, we announced the voluntary nationwide recall of OMONTYS from the market resulting from serious allergic reactions reported in patients receiving the product, including anaphylaxis related to deaths occurring after first administration of OMONTYS. While Takeda continues to investigate these cases and the nature and causes of the safety concerns, if Takeda is unable to rapidly identify and rectify the causes, the product could be permanently withdrawn from the market. The recall has severely harmed our business and financial condition and prospects as a going concern and we have ceased most company operations and may not be able to continue our business.

In order to address the safety concerns resulting in the recall of OMONTYS, Takeda would have to complete its ongoing thorough investigation, identify the causes of the serious allergic reactions and provide a suitable plan to the FDA for approval. To date, no causes have been identified and we are unable to predict when or if this process may be completed or the associated costs, but we expect that the investigation will continue to be lengthy. Further, in an effort to continue our operations in the near term with our limited resources, we have substantially reduced our operating costs, including a reduction in force of nearly all of our employees and cessation of most operating functions. The Brenner Group, Inc., a restructuring firm, has been retained to oversee and implement the ongoing operations.

There can be no assurance that our business can continue or OMONTYS can be shown to be sufficiently safe to meet the requirements of the FDA for reintroduction by Takeda. Moreover, even if OMONTYS could be reintroduced, the commercial prospects for the product may be permanently diminished, coverage and reimbursement may not be available, and the product may no longer be commercially viable.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future without revenues from OMONTYS, which was our only product. We have undertaken a restructuring and have limited resources with which to continue basic company operations until the future of OMONTYS (if any) is determined. If the Takeda led investigation takes an extended period, or results in OMONTYS not being reintroduced commercially to the market, we may need to cease operations.

We have experienced significant operating losses since our inception in 2001. At June 30, 2013, we had an accumulated deficit of $555.0 million. Due to the recall of OMONTYS, the subsequent restructuring and the uncertainty of when or if we may receive any potential royalties or milestones based on any revenues from the product under our amended collaboration with Takeda, we have limited resources with which to continue our operations and we have substantial ongoing obligations. In particular, we expect to continue to spend significant amounts in defense of our existing and potential future litigation.

As a result of the recall and the subsequent restructuring, there is significant uncertainty as to whether we will have sufficient cash, cash equivalents, and investments to fund our operations for at least the next 12 months. Even with our restructuring efforts, including the termination of substantially our entire workforce, there is no assurance that our reduced resources will be sufficient to meet our existing obligations and conduct ongoing operations.  If Takeda is not able to reintroduce OMONTYS or we are not ableto obtain additional funding, our cash resources will rapidly be depleted and we may need to cease operations..

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

As of June 30, 2013 we have dramatically reduced our workforce and have engaged an experienced restructuring firm, The Brenner Group, Inc. With our engagement of The Brenner Group, Inc., we terminated the employment of our remaining executive officers, including our Chief Executive Officer and Chief Financial Officer. As a result of the loss of services of substantially all of our personnel, including all of our executive officers, we may be unable to continue our operations and meet our ongoing obligations even with our engagement of the restructuring firm.

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

If we fail to maintain our collaboration with Takeda as recently amended, such termination would have a further material adverse effect on our business and operations and we would expect to cease operations. Our business has already been severely harmed by the recall of OMONTYS, and any termination of the collaboration agreement would substantially reduce our ability to meet our obligations, and may increase the likelihood of having to cease our operations, even with the ongoing restructuring efforts.

 The maintenance and successful performance of our exclusive collaboration with Takeda for OMONTYS is an essential part of our business as we continue to restructure our operations company-wide. Completion of the OMONTYS recall, investigation and reintroduction, for which Takeda assumes full responsibility, is critical to our ability to achieve any further cash flows through potential royalties or milestones. Takeda has full decision-making authority as to whether OMONTYS may be reintroduced if Takeda determines to complete the investigation and address the safety concerns to the satisfaction of the FDA.

Moreover, Takeda has the right to terminate our collaboration upon an uncured material breach by us or even in the absence of a material breach with three months notice prior to reintroduction of OMONTYS, which termination would have a further material adverse effect on OMONTYS and our business and operations, as we would be highly unlikely to be able to assume the regulatory responsibilities required to maintain the NDA. In the past, events such as the suspension of the OMONTYS oncology program, the impact of the Phase 3 results on the renal program particularly on the non-dialysis indication, and the decreased market opportunity for ESAs increase the possibility that Takeda may elect to terminate the collaboration or limit the resources Takeda is willing to commit to OMONTYS. The safety concerns with OMONTYS combined with the recent U.S. recall may negatively impact the EMA decision and Takeda's view of the collaboration and its overall commitment to OMONTYS, including in the U.S., our major market opportunity.

We are currently subject to securities class action litigation and derivative litigation and may be subject to similar or other litigation such as products liability litigation in the future.

We and certain of our former officers are defendants in a lawsuit filed in the United States District Court for the Northern District of California, brought on behalf of stockholders of the Company that alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the defendants regarding OMONTYS and our business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period. The plaintiffs seek to represent a class comprised of purchasers of our common stock during the Class Period and seek damages, costs and expenses and such other relief as determined by the Court.

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

The opportunity to reintroduce OMONTYS is highly uncertain and challenging as a result of the negative perception of the safety of the product and erythropoiesis-stimulating agents, or ESAs as a class.

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

Takeda has continuing regulatory obligations with respect to OMONTYS and FDA approval remains subject to certain post-marketing requirements that could significantly increase costs or delay or limit Takeda's ability to successfully commercialize the product when and if it is reintroduced. If results, data or information with respect to Takeda's continuing obligations are negative or Takeda is unable to fulfill its continuing obligations to regulatory authorities or its post-marketing requirements, there may be changes to the product label or Takeda may be required to withdraw the product from the market.

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

Our ability to receive potential royalties and milestones in connection with the reintroduction of OMONTYS will depend in part on obtaining and maintaining patent protection and trade secret protection of OMONTYS. Under the recent amendment to the collaboration, we have granted Takeda the first right, but not the obligation, to pursue prosecution and maintenance of these proprietary rights as well as successfully defending these patents against third-party challenges. The ability to protect OMONTYS from unauthorized making, using, selling, offering to sell or importation by third parties is dependent upon the extent to which we have rights under valid and enforceable patents, or have trade secrets that cover these activities and the extent to which Takeda pursues enforcement. We have limited resources to pursue any enforcement ourselves that Takeda chooses not to pursue.

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

The failure to obtain adequate patent protection would have a material adverse effect on us and may adversely affect our ability to enter into, or affect the terms of, any arrangement for the further development and marketing of any product. There can also be no assurance that patents owned by us will not be challenged by others. We could incur substantial costs in proceedings, including interference proceedings before the U.S. Patent and Trademark Office and comparable proceedings before similar agencies in other countries in connection with any claims that may arise in the future. These proceedings could result in adverse decisions about the patentability of our inventions and products, as well as about the enforceability, validity or scope of protection afforded by our patents. We have limited financial resources with which to maintain and enforce patent protection should Takeda choose not to take protective action.

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

On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants us, certain of our officers, Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc. A second complaint naming the same defendants was filed on March 6, 2013. On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint that had been filed on March 6, 2013.  On July 22, 2013, a consolidated amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its officers.  The consolidated amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.

On March 19, 2013 and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our officers and directors as defendants. The lawsuits allege that certain of our officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding our business health, which was tied to the success of OMONTYS. The lawsuits also assert claims for unjust enrichment and corporate waste. On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff. On June 11, 2013, lead plaintiff designated the complaint that was filed on March 29, 2013 as the operative complaint.

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

We have been delisted from The NASDAQ Stock Market and our shares currently trade Over The Counter. We remain subject to additional expenses and administrative burden as a public company.

On May 28, 2013, we received a determination letter from the Nasdaq Stock Market indicating that Nasdaq believes that our stock should be delisted pursuant to Rule 5101 of the Nasdaq Listing Rules.  Specifically, Nasdaq notified us that in their opinion we are operating as a “public shell” and has determined that, following the Company’s announcement regarding the voluntary recall of OMONTYS, we no longer have an operating business.

Nasdaq has determined that public shells could be detrimental to the interests of the investing public. Nasdaq Listing Rule 5100 provides Nasdaq with discretionary authority to apply more stringent criteria for continued listing and the ability to terminate the inclusion of particular securities based on any event, condition or circumstance that exists or occurs that in the opinion of Nasdaq makes inclusion of the securities on Nasdaq inadvisable or unwarranted.

We did not appeal this determination and as a result, on the opening of business June 6, 2013, we were suspended from the Nasdaq Stock Market and began trading on the Over The Counter electronic market. On July 18, we received notice from the Nasdaq Stock Market that Nasdaq intends to file a Form 25 with the Securities and Exchange Commission to complete delisting.

The risk resulting from Nasdaq delisting and the potential for additional securities litigation may be particularly relevant for us because we have experienced greater than average stock price volatility, as have other biotechnology companies in recent years.  OTC markets are generally considered less liquid which may lead to greater stock price volatility. We are currently subject to securities class action and other litigation and we may be subject to additional lawsuits or proceedings in the future. The securities class action litigation could result in substantial costs and divert management's attention and resources, which could harm our business, operating results and financial condition.

In addition, as a public company, we continue to incur significant legal, accounting and other expenses and our administrative staff is required to perform additional tasks, such as adopting additional internal controls, disclosure controls and procedures, retaining a transfer agent and bearing all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

The market price of our common stock has been highly volatile and is likely to remain highly volatile, and you may not be able to resell your shares at or above your purchase price.

The trading price of our common stock has been highly volatile. For the 52 weeks ended June 30, 2013, the closing price of our common stock ranged between a high of $27.46 per share and a low of $0.80 per share. The closing price for our common stock as reported by The OTCMKTS Stock Market on July 25 2013 was $1.33 per share.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We have not identified any material weaknesses in our internal controls during the years ended December 31, 2012, 2011 or 2010. We cannot assure you that material weaknesses in our internal controls will not be identified in future periods. We may have particular difficulty maintaining segregation of responsibilities with only four employees plus the services of the The Brenner Group, Inc. There can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting in future periods. If we do experience a material weakness in internal controls in future periods, then investor confidence, our stock price and our ability to obtain additional financing on favorable terms could be adversely affected.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). An ownership change could limit our ability to utilize our NOL and tax credit carryforwards for taxable years including or following such “ownership change”. Prior to 2013, we experienced ownership changes as defined by Sections 382 and 383 of the Internal Revenue Code. Due to our announcement of our voluntary recall of OMONTYS in February 2013, there has been an extremely high volume of trading of our stock, which has caused a significant drop in the value of our stock. As a result of the high trading volume, there may be a shift of ownership amongst our 5% stockholders that could result in an ownership change, under Section 382 of the Internal Revenue Code of 1986, as amended. Limitations imposed on the ability to use NOLs and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than would otherwise be required if such limitations were not in effect and could cause such NOLs and tax credits to expire unused, in each case reducing or eliminating the benefit of such NOLs and tax credits. Similar rules and limitations may apply for state income tax purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the quarter ended June 30, 2013.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended June 30, 2013.
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

(6)
Incorporated by reference to the indicated exhibit in our Form 10-K as filed with the Securities and Exchange Commission on April 2, 2013†The certification attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Affymax, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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

AFFYMAX, INC.
Dated:	August 2, 2013	By:	/s/ RICHARD M. BRENNER
Richard M. Brenner Chief Executive Officer and Member of the Board of Directors
Dated:	August 2, 2013	By:	/s/ MARK G. THOMPSON
Mark G. Thompson Chief Financial Officer