Form 10-Q
period 2013-09-30
AFFYMAX INC
filed 2013-11-05
CIK 1158223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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

As of October 31, 2013, 37,490,137 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AFFYMAX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,852	$68,265
Short-term investments	—	9,717
Receivable from Takeda	—	18,365
Deferred tax assets	—	363
Prepaid expenses	591	2,731
Other current assets	—	3,069
Total current assets	7,443	102,510
Property and equipment, net	—	2,981
Restricted cash	—	1,135
Long-term investments	—	2,323
Deferred tax assets, net of current	7,240	6,876
Other assets	862	2,392
Total assets	$15,545	$118,217
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$157	$6,591
Accrued liabilities	828	52,522
Accrued clinical trial expenses	—	2,844
Deposit from Takeda	—	559
Advance from Takeda	8,189	27,715
Notes payable, current	—	8,844
Total current liabilities	9,174	99,075
Long-term income tax liability	7,240	10,062
Other long-term liabilities	—	799
Total liabilities	16,414	109,936
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized, 37,490,137 and 37,369,717 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	37	37
Additional paid-in capital	555,802	551,959
Accumulated deficit	(556,706)	(543,713)
Accumulated other comprehensive loss	(2)	(2)
Total stockholders’ equity (deficit)	(869)	8,281
Total liabilities and stockholders’ equity	$15,545	$118,217

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Revenue:
Collaboration revenue	$—	$13,603	$1,364	$79,562
License and royalty revenue	—	4	5	9
Total revenue	—	13,607	1,369	79,571
Operating expenses:
Research and development	(166)	11,416	11,805	40,486
Selling, general and administrative	1,886	26,181	26,740	62,936
Collaboration cost reimbursement			(43,451)	—
Impairment (gain on disposal) of prepaid expenses, fixed assets and intangible assets	(166)	—	4,414	—
Restructuring charge	138	—	15,478	—
Total operating expenses	1,692	37,597	14,986	103,422
Loss from operations	(1,692)	(23,990)	(13,617)	(23,851)
Interest income	—	23	21	56
Interest expense	—	(668)	(1,565)	(1,316)
Other income (expense), net	—	(3)	10	(29)
Loss before provision for income taxes	(1,692)	(24,638)	(15,151)	(25,140)
(Benefit) provision for income taxes	—	—	(2,158)	1
Net loss	$(1,692)	$(24,638)	$(12,993)	$(25,141)
Net loss per share:
Basic and diluted net loss per share	$(0.05)	$(0.68)	$(0.35)	$(0.70)
Weighted-average shares used in computing basic and diluted net loss per share
Basic and diluted	37,490	36,350	37,483	36,067
Total comprehensive loss	$(1,692)	$(24,641)	$(12,993)	$(25,158)

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(12,993)	$(25,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Collaboration cost reimbursement	(41,777)	—
Impairment of prepaid expenses, fixed assets and intangible assets	4,414	—
Noncash restructuring charge	331	—
Depreciation and amortization	574	1,450
Amortization of premium on investments	2	75
Stock-based compensation expense	3,572	7,987
Loss (gain) on disposal of property and equipment	(704)	30
Noncash interest expense	812	513
Changes in operating assets and liabilities:
Receivable from Takeda	18,365	(96)
Inventory	—	(2,040)
Prepaid expenses and other current assets	3,661	(5,225)
Other assets	220	236
Accounts payable	(6,435)	2,825
Accrued liabilities	(29,763)	4,015
Accrued clinical trial expenses	(2,844)	(865)
Deferred revenue	—	7,212
Deposit from Takeda	(559)	(1,438)
Long-term income tax liability	(2,159)	102
Other long-term liabilities	(799)	(444)
Net cash used in operating activities	(66,082)	(10,804)
Cash flows from investing activities
Purchases of property and equipment	—	(1,215)
Purchase of intellectual property license	—	(2,500)
Purchases of investments	—	(9,676)
Proceeds from maturities of investments	13,173	44,065
Proceeds from sale of property and equipment	1,225	25
Net cash provided by investing activities	14,398	30,699
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	271	4,495
Proceeds from issuance of common stock under employee stock purchase plan	—	440
Proceeds from note payable	—	10,000
Repayment of note payable	(10,000)	—
Net cash (used in) provided by financing activities	(9,729)	14,935
Net (decrease) increase in cash and cash equivalents	(61,413)	34,830
Cash and cash equivalents at beginning of the period	68,265	54,339
Cash and cash equivalents at end of the period	$6,852	$89,169
Supplemental schedule of non-cash financing activities:
Warrants issued in connection with notes payable	$—	$1,394
Advance from Takeda	$—	$2,676

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

We have experienced significant operating losses since inception. The recall of OMONTYS has severely harmed our business, financial condition, and prospects as a going concern and even with the transition of responsibilities effectuated by the Takeda amendment and the reductions in force, these planned cost reductions may not be sufficient to continue as a going concern. We continue to take steps to reduce our outstanding obligations to third parties, and are dependent on those efforts to continue operations even in the near term, which may not be successful. The recall has also limited our access to funds. We may be unable to continue our operations or to succeed in the existing and potential future litigation, particularly with the reductions in force and in view of our limited resources and funds. We may explore various strategic alternatives, including a sale of the Company or our assets or a corporate merger. We are considering all possible alternatives, including further restructuring activities, wind-down of operations or bankruptcy proceedings. As of September 30, 2013, we had an accumulated deficit of $556.7 million.
Product Recall
On February 23, 2013, we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of post marketing reports regarding safety concerns, including anaphylaxis, which can be life-threatening or fatal. As a result of the voluntary recall of OMONTYS, all marketing activities were suspended and we have also suspended or terminated manufacturing activities.

Restructuring and Impairment

In March 2013, we commenced a restructuring plan to reduce operating costs, which included a reduction in force of approximately 305 employees. As of September 30, 2013 there are four employees remaining.  We incurred approximately $15.5 million in restructuring charges for the nine months ended September 30, 2013, all of which are related to expenditures for one-time employee termination benefits (see Note 11 of the Notes to Condensed Financial Statements).  As a result of this restructuring and the recall, we also recorded impairment changes with respect to our property and equipment and intangible assets related to our license from Janssen Biotech, Inc. (a subsidiary of Johnson & Johnson) and certain of its affiliated companies, collectively referred to as Janssen, in the first quarter of 2013 (see Note 4 of the Notes to Condensed Financial Statements).
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
As a result of the Amendment, Takeda assumed full responsibility for OMONTYS, including the ongoing recall and investigation of OMONTYS as well as any subsequent decisions as to whether the product may be subject to reintroduction if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA. If Takeda decides to reintroduce OMONTYS, which is highly uncertain, we are eligible to receive royalties and (i) potential commercial milestone payments totaling up to $180.0 million which consists of the following: (a) $10.0 million is payable upon the first commercial sale after reintroduction of OMONTYS in the U.S.; (b) $10.0 million and another $10.0 million relates to U.S. sales-based milestones, and (c) $150.0 million relates to sales-based milestones in amounts as previously disclosed outside of the U.S. but now including Japan as a result of the Amendment and (ii) a potential development milestone payment of $5.0 million payable either upon regulatory approval in the E.U. or Japan. The royalties are tiered in the range of 13% to 17% with respect to net sales in the U.S. and in the range of 13% to 24% depending on the level of net sales by Takeda worldwide outside of the U.S. As of September 30, 2013, we have retained a liability for an advance from Takeda on our condensed balance sheet of approximately $8.2 million, which Takeda may offset a percentage of future royalty and milestone payments due to us, if any against the advance recorded (see Note 3 of the Notes to Condensed Financial Statements).
In April 2013, as part of our efforts to restructure our operations in order to reduce costs, in addition to our reduction in force, we engaged an experienced restructuring firm, The Brenner Group, Inc. With the engagement of the restructuring firm, we terminated the employment of our remaining executive officers, including our former Chief Executive Officer and Chief Financial Officer.
Going Concern
Because we have not made an irrevocable decision to liquidate, the accompanying condensed financial statements have been prepared under the assumption of a going concern basis that contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $556.7 million as of September 30, 2013. Nearly all of our revenues to date have come from our collaboration with Takeda. As a result of the February 23, 2013 nationwide voluntary recall of OMONTYS and the suspension of all marketing activities, there is significant uncertainty as to whether we will have sufficient existing cash to fund our operations for the next 12 months. Our liabilities exceed our assets. Given our limited resources, there is no assurance that we will be able to reduce our operating expenses enough to meet our existing and future obligations and conduct ongoing operations. If we do not have sufficient funds to continue operations, we could be required to liquidate our assets, seek bankruptcy protection or other alternatives. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners. These matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Below is a summary of the components of our collaboration revenue for the three and nine months ended September 30, 2013, and 2012 (in thousands):

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	2013	2012	2013	2012
Profit equalization payment	$—	$10,377	$5	$13,048
Milestone payments	—	2,250	—	60,250
Revenue previously deferred related to API	—	441	—	441
Net expense reimbursement after CAPM	—	535	1,364	5,823
Total collaboration revenue	$—	$13,603	$1,369	$79,562

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

We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements.  Any expired inventory is disposed of and the related costs are recognized as expense. The voluntary recall of OMONTYS in February 2013 impacted the recoverability of our inventories based on assumptions about expected demand and net realizable value. In the December 31, 2012 balance sheet, given the significant uncertainty of demand following the recall, we had written down our API inventory and prepayments made to our CMOs to the net realizable value of zero. We also established an accrual for estimated losses on firm inventory purchase commitments by applying the same lower of cost or market approach that is used to value inventory. As of March 31, 2013 this accrued commitment was $32.9 million. However, in the second quarter, we were able to settle these obligations for $11.0 million resulting in a favorable adjustment to our operating results of $21.9 million in the quarter ended June 30, 2013. As of September 30, 2013, there was no remaining accrued balance.

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

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Assets under capital lease and leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the related lease. Maintenance and repairs are charged to operations as incurred. All equipment was determined to be held for sale in May 2013 and accordingly no further depreciation was recorded after that determination. Equipment categorized as held for sale on the balance sheet at May 31, 2013 had a net book value of $0.5 million. All equipment other than computers retained for data storage was sold as of June 30, 2013 and the carrying value of equipment was reduced to zero upon completion of the sale.
Valuation of Long-Lived Assets, Prepaids and Other Assets
We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping's carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping's carrying value and its fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Long-lived assets such as intangible assets and property, plant and equipment are considered non-financial assets, and are recorded at fair value only when an impairment charge is recognized. The recall of OMONTYS was considered to be an impairment indicator for certain assets. We evaluated the recoverability of our assets and determined that certain assets were impaired. We recorded impairment charges for the nine months ended September 30, 2013 of $4.4 million. These charges are reflected in the statement of comprehensive income (loss) under the caption "Impairment (gain on disposal) of prepaid expenses, fixed assets, and intangible assets."

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

The following shares were excluded in the computation of diluted net loss per common share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	2013	2012	2013	2012
Options to purchase common stock	1,893	5,311	1,893	5,311
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	—	125	—	125
Restricted stock units	—	317	—	317
Warrant to purchase common stock	424	504	424	504
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
We have issued stock options to non-employees. We account for equity instruments issued to non-employees in accordance with the authoritative guidance for equity-based payments to non-employees, using a fair value approach.

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
Collaboration revenue reported on our statement of comprehensive income (loss) consists of the nonrefundable upfront license fees, reimbursement for the sale of API net of costs incurred, net reimbursement of certain development and commercial expenses, revenues from product profit sharing, and milestone payments. We recognized $0.0 million and $13.6 million of collaboration revenue during the three months ended September 30, 2013 and 2012, respectively. The amount receivable from Takeda as of September 30, 2013 and December 31, 2012 was $0.0 million and $18.4 million, respectively.

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

As a result of the voluntary recall of OMONTYS in February 2013, all marketing activities were suspended. As part of the Amendment with Takeda, the profit equalization revenue for the six months ended June 30, 2013 was the final profit equalization payment under the Arrangement. Upon signing the Amendment with Takeda, the economics of the collaboration changed from a profit sharing arrangement to a milestone and royalty-based compensation structure to us, effective April 1, 2013.

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

Launch Allowance

As noted above, Takeda bore responsibility for 50% of all third party expenses related to the commercialization of OMONTYS in the U.S. Takeda also provided a launch allowance to help fund the initial costs associated with preparing to launch under which it committed to fund the first $20.0 million of U.S. commercial expenses incurred in total by us and Takeda. Amounts received under the launch allowance are non-refundable; under the Amendment, however, Takeda is entitled to deduct up to 8% from any future payments made to us under the royalty or milestone provisions until they have recouped an amount equal to $11.0 million ($10.0 million plus a $1.0 million fixed amount that represents interest). As of September 30, 2013, our liability balance under the launch allowance is $8.2 million.

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

API Supply Agreement

In November 2011, as contemplated under the Arrangement, we and Takeda executed a Commercial API Supply Agreement. Under the terms of the API Supply Agreement, we were responsible for the manufacture and supply of all quantities of API to be used in the development and commercialization of OMONTYS worldwide. Takeda reimbursed us for our cost of API plus 20%. Takeda was responsible for the fill and finish steps in the manufacture of OMONTYS worldwide under the Arrangement. As of December 31, 2012 we had a balance of $19.8 million recorded as an Advance from Takeda which was related to deferred revenue on API shipped to Takeda. As a result of the recall and the impairment charges recorded on the OMONTYS inventory during 2012, the remaining balance of deferred revenue was reversed as of June 30, 2013.

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

November 2011 Amendment

In November 2011, concurrent with the execution of the Settlement and License Agreement with Janssen, we and Takeda entered into an amendment to the Arrangement. Under the terms of this amendment, Takeda agreed to pay up to $6.5 million in additional milestones to us in consideration of the upfront and milestone payments we are required to make to Janssen under the Settlement and License Agreement. Approximately $5.3 million of these milestones were earned based on regulatory and commercial events in the U.S. and the remaining $1.3 million tied to regulatory events in the E.U, which was eliminated as part of the Amendment.  We recognized $3.0 million of these milestones in the first quarter of 2012 as it was earned as a result of FDA approval in March 2012.

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
In consideration of the license grant, we agreed to pay royalties on the sales of OMONTYS, which began with the launch of the product in the U.S. in 2012; sales of the product were suspended on February 26, 2013. We also agreed to pay base milestones plus possible additional milestones in connection with our partnering activities relating to OMONTYS or merger and acquisition activities. As of September 30, 2013, no further milestone obligations remain.
Contract Manufacturing Organization (CMO) Settlements
We initiated orders for API with our CMOs based on forecasts from Takeda, which were based on expected demand for OMONTYS. Orders generally commenced once there was a contractual commitment for the API from Takeda. As of December 31, 2012, we had future purchase commitments amounting to $34.6 million. These future commitments were comprised of $5.8 million for firm purchase commitments of PEG, and the remaining $28.8 million of manufacturing obligations relate to API, and were based on firm demand forecasts from Takeda. We paid $1.7 million in payments to our CMOs in our first quarter 2013 which reduced the accrual balance to $32.9 million.
We finalized settlement agreements with the CMOs in the second quarter of 2013 and made a total of $11.0 million in payments resulting in a favorable adjustment to our second quarter 2013 operating results of $21.9 million.
Settlement and License Agreement with Janssen
In November 2011, we entered into the Settlement and License Agreement with Janssen under which we obtained a non-exclusive license to the intellectual property in dispute, a covenant not to sue and a release of all claims associated with the arbitration and dispute. The Settlement and License Agreement also provides for the dismissal of all pending proceedings. The Settlement and License Agreement required us to make two fixed payments to Janssen, $6.0 million, which was paid in December 2011, and $2.0 million, which was paid in June 2012.  Upon execution of the Settlement and License Agreement in the fourth quarter of 2011, we recorded $8.0 million of R&D expense relating to the fixed payments.  The Settlement and License Agreement also required us to make a $2.5 million milestone payment to Janssen upon FDA regulatory approval of OMONTYS, and requires us to make a $2.5 million milestone payment to Janssen upon regulatory approval of OMONTYS in the first major European country. Upon FDA approval in March 2012, we capitalized $2.5 million related to the first milestone payment during the first quarter of 2012 as another asset. The resulting asset was to be be amortized over the expected life of the related patent family, the last-expiring patent of which expires in June 2016. This $2.5 million milestone payment was paid to Janssen in April 2012. During the nine months ended September 30, 2013, as a result of the recall, we recorded a $1.9 million impairment charge related to this asset, bringing the asset value to zero.

In addition, Janssen will be entitled to low, single-digit royalties on sales of OMONTYS in Europe, Japan and certain other countries outside of the United States until mid-2016. This royalty payment is not reimbursable under our Arrangement with Takeda.

5. Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Leasehold improvements	$—	$2,501
Equipment	—	9,794
Software	—	3,064
Construction in progress	—	9
	—	15,368
Less: Accumulated depreciation and amortization	—	(12,387)
	$—	$2,981

Depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 was $0.6 million and $1.5 million, respectively. In addition to the expense noted above, we also incurred $1.9 million in impairment charges for the nine months ended September 30, 2013. In May of 2013 management committed to a plan to sell all of the company's property and equipment. The assets were classified as held for sale and depreciation expense was recorded through May 15, 2013. The assets were sold in June of 2013 for $1.1 million. The book value of the assets sold was $0.5 million and a gain of $0.6 million was recorded in the three months ended June 30, 2013. In the three months ended September 30, 2013 additional proceeds of $0.1 million were received resulting in a total gain on the sale of assets of $0.7 million for the nine months ended September 30, 2013.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Accrued potential losses related to firm purchase commitments (1)	$—	$34,599
Restructuring accrual (2)	587	—
Compensation-related expenses	—	12,837
SG&A related costs	241	3,633
R&D related costs	—	830
Other	—	623
	$828	$52,522
(1) See Note 3 of Notes to Condensed Financial Statements.
(2) See Note 11 of Notes to Condensed Financial Statements.

6.                 Investments

We held no investments as of September 30, 2013. A summary of our investments outstanding as of December 31, 2012 is as follows (in thousands):

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

We held no assets or liabilities as of September 30, 2013 which were remeasured to fair value on a recurring basis.
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

In conjunction with the product recall and related restructuring activities, management evaluated our property and equipment and committed to a plan to sell all non-essential equipment. Equipment and leasehold improvements were categorized as held for sale in May 2013 and sold in June 2013. No equipment or other fixed assets remain on the balance sheet at September 30, 2013.

8.                 Loan and Security Agreement and Repayment

In March 2012, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or, collectively, the Lenders, under which we borrowed $10.0 million.

On April 3, 2013, we entered into a Letter Agreement, under which (i) we paid all amounts due and owing so as to discharge our obligations thereunder which totaled $9.8 million including remaining principal, interest, final payment and prepayment fees, (ii) we waived any rights to seek additional credit extensions or unfunded commitments under the Loan Agreement, and (iii) the security interest granted to Lenders relating to substantially all of our assets, other than our intellectual property, was terminated. As of September 30, 2013, we had no remaining notes payable outstanding.

9. Commitments and Contingencies
Legal Proceedings

On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants Affymax, Inc. or the Company, certain of its officers, Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc.  A second complaint naming the same defendants was filed on March 6, 2013.  On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint.  On July 22, 2013, an amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its former officers.  The amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding OMONTYS and the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.  On September 20, 2013, the Company and the individual defendants filed a motion to dismiss the consolidated amended complaint. The hearing on the motion to dismiss is set for January 14, 2014.

On March 19, 2013, and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our current and former officers and directors as defendants (the “State Court Derivative Action”). The lawsuits allege that the certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the Company's business health which was tied to the success of OMONTYS.  The lawsuits also assert claims for unjust enrichment and corporate waste. On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2013 as the operative complaint. On August 6, 2013, the Court stayed the derivative action pending the outcome of the motion to dismiss in the securities class action.

On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”). The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action. On October 9, 2013, the parties stipulated to stay the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.

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

10.                 Stock-Based Compensation

During the nine months ended September 30, 2013, we terminated substantially all of our employees. Upon termination, the difference between the expected forfeiture rate and the actual forfeiture rate was adjusted in the recognition of the stock-based compensation, and resulted in an offset to expense for some groups of employees. Stock-based compensation was recorded in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$—	$1,086	$825	$3,240
Selling, general and administrative	499	1,719	2,747	4,747
Total	$499	$2,805	$3,572	$7,987
We granted the following stock options, RSUs and performance RSUs, or PRSUs to employees as follows:

	Nine Months Ended September 30,
	2013
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Stock options	888,778	$15.79
Restricted stock units	331,195	$19.42
Performance restricted stock units	62,000	$19.43

Stock Option and Restricted Stock Unit Activity
The following tables summarize information about stock option and RSU activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted- Average Exercise Price (Per Share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(2)
Stock Options:
Balances at December 31, 2012	4,857,536	$13.49
Granted	888,778	18.83
Exercised	(30,918)	8.77
Forfeited	(2,889,025)	13.35
Cancelled	(933,724)	13.08
Balances at September 30, 2013	1,892,647	$16.49	3.71	$—
Options exercisable at September 30, 2013	1,549,755	$17.50	2.76	$—

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(2)
Restricted Stock Units:
Balances at December 31, 2012	296,723	$7.54
Granted (time-based)	393,195	19.42
Vested	(89,502)	7.58
Forfeited	(600,416)	15.19
Balances at September 30, 2013	—	$—	0.0	$—
_______________________________________________________________________________

(1)	The weighted average price per share is determined using exercise price per share for stock options and fair value per share on grant date for restricted stock units.

(2)	The aggregate intrinsic value is calculated as:

•	For options: the difference between the exercise price of the option and the fair value of our common stock for in-the-money options at September 30, 2013.

•	For restricted stock units: the difference between the grant date fair value of the unit and the fair value of our common stock for in-the-money units at September 30, 2013.

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

In March 2013, we began implementing plans to restructure our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. As of June 30, 2013, in addition to transitioning many of the ongoing activities to our collaborator, Takeda, we completed a reduction in force of almost all our personnel, including all of our commercial and medical affairs field forces as well as other employees throughout the organization.  We have recorded $15.5 million in restructuring charges related to the workforce reduction and facilities during the first nine months of 2013.

The following table summarizes the accrual balance and utilization by type for the restructuring (in thousands):

	Facilities Related	Employee Related	Total
Balance at December 31, 2012	$—	$—	$—
Restructuring charges accrued	2,500	13,841	16,341
Adjustments	—	214	214
Cash payments	(2,500)	(13,451)	(15,951)
Accretion	(17)	—	(17)
Balance at September 30, 2013	$(17)	$604	$587

In April 2013, as part of our efforts to restructure our operations in order to reduce costs, in addition to our reduction in force, we engaged an experienced restructuring firm, The Brenner Group. With the engagement of the restructuring firm, we terminated the employment of our former executive officers, including our Chief Executive Officer and Chief Financial Officer.

12. Provision for Income Taxes

We are subject to federal and state income taxes. While we did generate net income during the second quarter of 2013 due to significant non-recurring adjustments to impairment charges, we anticipate being in a net operating loss position for 2013 and therefore have not recorded any federal or state taxes, other than the minimum statutory California tax, related to the current period for the three and nine months ended September 30, 2013. We did however record a $2.2 million tax benefit for a lapse in statute of limitations on a previously reserved uncertain state and federal tax positions. We did not record any tax liability for the nine months ended September 30, 2012 other than the minimum statutory California tax due to the anticipated tax loss position for the year ended December 31, 2012.

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
Restructuring
In March 2013, we began implementing plans to restructure our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. As of September 30, 2013, in addition to transitioning many of the ongoing activities to our collaborator, Takeda, we have completed a reduction in force of almost all our personnel, including all of our commercial and medical affairs field forces as well as other employees throughout the organization.  We have recorded $15.5 million in restructuring charges related to the workforce reduction during the nine months ended September 30, 2013.  As a result of this restructuring and the recall, we also recorded impairment charges of $4.4 million with respect to our property and equipment and intangible assets related to our license from Janssen Biotech, Inc. (a subsidiary of Johnson & Johnson) and certain of its affiliated companies, collectively referred to as Janssen, in the nine months ended September 30, 2013.
In April 2013, as part of our efforts to restructure our operations in order to reduce costs, in addition to our reduction in force, we engaged an experienced restructuring firm, The Brenner Group, Inc. With the engagement of the restructuring firm, we terminated the employment of our former executive officers, including our Chief Executive Officer and Chief Financial Officer.
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
Loan Agreement

In March 2012, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or, collectively, the Lenders, under which we borrowed $10.0 million. On April 3, 2013, we entered into a letter agreement, or Letter Agreement, relating to the Loan Agreement with the Lenders. Pursuant to the terms of the Letter Agreement: (i) we paid all amounts due and owing so as to discharge our obligations thereunder which totaled $9.8 million including remaining principal, interest, final payment and prepayment fees, (ii) we waived any rights to seek additional credit extensions or unfunded commitments under the Loan Agreement, and (iii) the security interest granted to Lenders relating to substantially all of our assets, other than our intellectual property, was terminated. As of September 30, 2013, we have no amounts outstanding or owing on the Loan Agreement.

Litigation

On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants Affymax, Inc. or the Company, certain of its officers, Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc.  A second complaint naming the same defendants was filed on March 6, 2013.  On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint.  On July 22, 2013, an amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its former officers.  The amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding OMONTYS and the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.   On September 20, 2013, the Company and the individual defendants filed a motion to dismiss the consolidated amended complaint. The hearing on the motion to dismiss is set for January 14, 2014.

On March 19, 2013 and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our current and former officers and directors as defendants (the “State Court Derivative Action”).  The lawsuits allege that certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the Company's business health, which was tied to the success of OMONTYS.  The lawsuits also assert claims for unjust enrichment and corporate waste. On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2012 as the operative complaint. On August 6, 2013, the Court stayed the derivative action pending the outcome of the motion to dismiss in the securities class action.

On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”).  The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action.  On October 9, 2013, the parties stipulated to stay the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.

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

Financial Outlook

We have experienced significant operating losses since inception.  We expect to continue to incur operating losses. Our only source of potential proceeds are milestone payments from Takeda related to a reintroduction of OMONTYS which is highly uncertain. We may never generate additional revenues and, even if we do generate revenue in the future, we may never achieve or sustain profitability. We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and active pharmaceutical ingredient or API, production, license fees, milestone payments and profit equalization revenue from Takeda, issuance of notes payable, capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. As of September 30, 2013, we had an accumulated deficit of $556.7 million. All of our revenue has been derived almost exclusively from collaboration revenue from Takeda. Collaboration revenue consists of milestone payments, profit equalization revenue related to our share of product profit or loss on OMONTYS, reimbursement of development and commercialization expenses, and revenue for API under our agreements with Takeda or collectively, the Arrangement. We derived most of our collaboration revenue in 2012 from milestone payments and profit equalization revenue. From inception to September 30, 2013, we have received $122.0 million of upfront license fees, $115.3 million in milestone payments and $300.2 million related to the profit equalization revenue, the reimbursement of development and commercialization expenses and purchase of API under our Arrangement with Takeda.

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

If Takeda is unable to identify quickly the causes of the OMONTYS safety concerns or raise additional funds when required or on acceptable terms, we may have to:

•	discontinue operations;

•	relinquish some or all of our existing rights to OMONTYS milestones, royalties or other existing rights; or

•	pursue alternatives such as sale of the Company or its assets, a corporate merger, wind-down of operations or even bankruptcy proceedings.

The recall of OMONTYS has severely harmed our business, financial condition and prospects as a going concern.  The recall has also limited our access to funds and the resources that may be required in order to address the safety concerns. If Takeda is not able to reintroduce OMONTYS, this will result in elimination of revenue in future periods. Even if Takeda is successful in reintroducing and commercializing OMONTYS in the future, there can be no assurance that revenues will ramp up rapidly enough to offset operating expenses. Further challenges or delays to potential reintroduction and commercialization of OMONTYS may require us to raise additional funding to continue operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements; however, such sources of funds may not be available to us at all. Even if available, any additional equity financing would be dilutive to stockholders and debt financing, if available, may involve restrictive covenants that may limit our ability to conduct our business and increase our risk of defaults. Market conditions may significantly limit our ability to raise funds such that there can be no assurance we can raise the additional funds to support our continuing operations, and funding may not be available to us on acceptable terms, or at all.

Results of Operations

Revenue

During the commercialization period, which commenced in June 2011 and continued through April 30, 2013 we received reimbursement for certain collaboration expenses. Takeda bore responsibility for 70% of third-party expenses related to U.S. development and 50% of third party expenses related to the commercialization of OMONTYS in the U.S. incurred by us and we were responsible for the reciprocal amount of development and commercialization expenses. Certain employee-related expenses supporting preparation for commercialization of OMONTYS in the U.S. were also shared equally. Such employee-related costs included the cost of certain employees that are required to commercialize OMONTYS such as field sales representatives, sales operations, medical science liaisons, nurse educators, conversion specialists, national accounts managers and reimbursement specialists. In addition, costs of employees in clinical, regulatory and other development functions supporting any post-marketing development activity required by the FDA or separately agreed to by the parties in the U.S. were generally shared equally.

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

Revenue as compared to the prior year is as follows (in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2012		2013	2012
Collaboration revenue	$—	$13,603	(100)%	$1,364	$79,562	(98)%
License and royalty revenue	—	4	(100)%	5	9	—
Total revenue	$—	$13,607	(100)%	$1,369	$79,571	(98)%

Revenue decreased $13.6 million from $13.6 million for the three months ended September 30, 2012 to $0.0 million for the three months ended September 30, 2013. The decrease in collaboration revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to suspension of all marketing activities, as a result of the product recall of OMONTYS. During the nine months ended September 30, 2012, we recognized $60.3 million in milestone payments from Takeda related to FDA approval of OMONTYS, the European Medicines Agency, or EMA’s acceptance for review of the Marketing Authorization Application or MAA submitted by Takeda.

 The following table presents our collaboration revenue, by revenue type, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Milestone payments	$—	$2,250	$—	$60,250
Net expense reimbursement after CAPM	—	535	1,364	5,823
Total collaboration revenue	$—	$2,785	$1,364	$66,073

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

Cost of Manufacturing API for the Collaboration
The cost of manufacturing API is not reflected in our statement of comprehensive (loss) income as we were reimbursed by Takeda for all costs we incurred with third parties. At the time of FDA approval in March 2012, we had produced approximately $20.5 million of commercial grade API that had been expensed previously as R&D expenses. As of December 31, 2012, we had a remaining balance of $19.8 million in deferred revenue related to previously expensed API shipped to Takeda. As a result of the recall, the remaining balance of deferred revenue has been reversed during the nine months ended September 30, 2013.

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

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2012		2013	2012
Research and development expenses	$(166)	$11,416	(101)%	$11,805	$40,486	(71)%

R&D expenses declined $11.6 million from 2012 to 2013. The decrease in R&D expenses in 2013 compared to 2012 was primarily due to reduced costs resulting from the reduction of development activities related to OMONTYS. This was partially offset by ongoing clinical trial activity on our Phase 3b trial, and a Phase 2 study in Pure Red Cell Aplasia, or PRCA patients. The negative expense (credit balance) in the third quarter of 2013 was due to settlement of previously accrued R&D expenses for amounts lower than the accrued amount.
The Amendment with Takeda effectuated a transfer of regulatory responsibilities, including the OMONTYS NDA, and all manufacturing, and development responsibilities from us to Takeda. As a result of the Amendment, Takeda assumed full responsibility for OMONTYS, including the ongoing recall and investigation of OMONTYS as well as any subsequent decisions as to whether the product may be subject to reintroduction if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA.We expect research and development expenses to be immaterial in future quarters as we are no longer undertaking any research and development activities.

Selling, General and Administrative Expenses
SG&A expenses consist principally of salaries, employee benefits, consulting, professional fees for legal, auditing and tax services, marketing and commercial support for OMONTYS, allocation for overhead and occupancy costs and royalty expense. SG&A, expenses as compared to the prior year are as follows (in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2012		2013	2012
Selling, general and administrative expenses	$1,886	$26,181	(93)%	$26,740	$62,936	(58)%

SG&A expenses decreased $24.3 million from the third quarter of 2012 to the third quarter of 2013. The decrease in SG&A expenses in 2013 compared to 2012 was primarily due the recall of OMONTYS and our subsequent cost reduction efforts, including the reduction in force of nearly all of our employees.

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

Collaboration Cost Reimbursement
Collaboration cost reimbursement as compared to the prior year are as follows (in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2012		2013	2012
Collaboration cost reimbursement			—	$(43,451)	—	—
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
Impairment (Gain on Disposal) of Prepaid Expenses, Fixed Assets and Intangible Assets
Impairment of prepaid expenses, fixed assets and intangible assets and percentage changes as compared to the prior year are as follows (in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2012		2013	2012
Impairment (gain on disposal) of prepaid expenses, fixed assets and intangible assets	$(166)	$—	—	$4,414	$—	—

As a result of the product recall and related restructuring activities that occurred in the quarter ended March 31, 2013, we incurred impairment charges of $5.1 million. The impairment related to our prepaid expenses, fixed assets and our intangible assets related to our license with Janssen was $1.3 million, $1.9 million and $1.9 million respectively during the first quarter of 2013. In the quarter ended September 30, 2013 we received an additional $0.1 million in proceeds from the sale of our property and equipment and for the nine months ended September 30, 2013 we have realized a total gain upon the sale of property and equipment of $0.7 million.
Restructuring Charges
Restructuring charges and percentage changes as compared to the prior year are as follows (in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2012		2013	2012
Restructuring charges	$138	$—	NM	$15,478	$—	NM

Beginning in March 2013, we undertook plans to reorganize our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. By June 30, 2013, in addition to transitioning most activities to our collaborator, Takeda, we completed a reduction in force of most of our remaining employees, including all of our commercial and medical affairs field forces as well as other employees throughout the organization and we engaged an experienced restructuring firm, The Brenner Group.  With the engagement of the restructuring firm, we terminated the employment of our former executive officers, including our Chief Executive Officer and Chief Financial Officer. We have incurred $15.5 million in restructuring charges related to the workforce reduction during the nine months ended September 30, 2013.
In June 2013 we moved our remaining four employees into new offices in Cupertino, California and vacated all of our previous office buildings in Palo Alto, California. In the quarter ended June 30, 2013, we recorded an expense of $2.5 million related to the termination of use of our previous office buildings. In August 2013 we signed an agreement with our landlord for payment of that amount. The payment, made in August 2013, included forfeiture of our deposit of $50,000, release of a letter of credit for $1.1 million and cash payment of $1.4 million. Cash collateral for the letter of credit was held by our bank and shown as restricted cash on our balance sheet. This cash was used to fund release of the letter of credit. Expense in the third quarter of 2013 consists of $50,000 expense related to the lease termination forfeiture of our deposit, and $88,000 in local property tax related to now disposed of property.

Interest Income (Expense), Net
Interest income (expense), net as compared to prior years are as follows (in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2012		2013	2012
Interest income	$—	$23	(100)%	$21	$56	(63)%
Interest expense	—	(668)	(100)%	(1,565)	(1,316)	19%
Interest income (expense), net	$—	$(645)	(100)%	$(1,544)	$(1,260)	23%

There was no interest expense recorded in the quarter ended September 30, 2013, all notes payable to lenders were paid in the quarter ended June 30, 2013.

On April 3, 2013, we entered into a Letter Agreement, relating to the Loan Agreement, with the Lenders. Pursuant to the terms of the Letter Agreement: (i) we paid all amounts due and owing so as to discharge our obligations thereunder which totaled $9.8 million including remaining principal, interest, final payment and prepayment fees, (ii) we waived any rights to seek additional credit extensions or unfunded commitments under the Loan Agreement, and (iii) the security interest granted to Lenders relating to substantially all of our assets, other than our intellectual property, was terminated. In the nine months ended September 30, 2013, we recorded interest expense of $1.1 million related to the repayment of the debt.

As of September30, 2013, there are no amounts due and owing under the Loan Agreement.

Provision for Income Taxes

We are subject to federal and state income taxes. While we did generate net income during the second quarter of 2013 due to significant non-recurring adjustments to impairment charges, we anticipate being in a net operating loss position for 2013 and therefore have not recorded any federal or state taxes, other than the minimum statutory California tax, related to the current period for the three and nine months ended September 30, 2013. We did however record a $2.2 million tax benefit for a lapse in statute of limitations on a previously reserved uncertain state and federal tax positions in the second quarter of 2013. We did not record any tax liability for the nine months ended September 30, 2012 other than the minimum statutory California tax due to the anticipated tax loss position for the year ended December 31, 2012.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30,	December 31
	2013	2012
Cash and cash equivalents	$6,852	$68,265
Short-term investments	$—	$9,717
Long-term investments	$—	$2,323
As of September 30, 2013, we had $6.9 million in cash and cash equivalents. Our cash is held on deposit with our bank. As of September 30, 2013, we had no debt .
Working Capital (Deficit).
Working capital (deficit) was $(1.7) million at September 30, 2013, a decrease of $5.2 million from working capital as of December 31, 2012.
As a result of the February 23, 2013 nationwide voluntary recall of OMONTYS and the suspension of all marketing activities, there is significant uncertainty as to whether we will have sufficient existing cash to fund our operations for the next 12 months. Our liabilities exceed our assets. Given our limited resources, there is no assurance that we will be able to reduce our operating expenses enough to meet our existing and future obligations. We currently believe we have sufficient funds to continue through the second quarter of 2014, though that is uncertain. If Takeda is not able to reintroduce the product or we are not able to obtain additional funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships. If we do not have sufficient funds to continue operations, we could be required to liquidate our assets, including relinquish some or all of our existing rights to OMONTYS, seek bankruptcy protection or other alternatives and it is likely that investors will lose all or some of their investment in us. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

In March 2013, we undertook plans to reorganize our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. In addition to transitioning many of the ongoing activities to our collaborator, Takeda, we undertook a reduction in force of almost all of our employees, including our commercial and medical affairs field forces as well as other employees throughout the organization.  We incurred approximately $15.5 million of restructuring charges related to the workforce reduction during the nine months ended September 30, 2013.  As a result of this restructuring and the recall, we also recorded impairment changes of $4.4 million with respect to our prepaid expenses, property and equipment and intangible assets related to our license from Janssen in the nine months ended September 30, 2013.

Beginning in April 2013, in an effort to restructure our operations and reduce costs, we commenced a process to notify substantially all our workforce of estimated dates of separation and we engaged an experienced restructuring firm, The Brenner Group, Inc.. With the engagement of the restructuring firm, we terminated the employment of our former executive officers, including our Chief Executive Officer and Chief Financial Officer.

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

Since our inception, we have financed our operations through sale of capital stock, license fees, milestone payments, reimbursement for development and commercial expenses, profit equalization revenue for OMONTYS, and manufacturing costs from collaborative partners, issuance of notes payable, capital lease financing, interest earned on investments and limited license fees and royalties from licensing intellectual property. From inception through September 30, 2013, we have received net proceeds of $458.8 million from the issuance of equity securities, including $53.6 million in net proceeds from the sale of 9,745,762 shares of our common stock in a secondary public offering in March 2011.
Following our announcement of the voluntary recall of OMONTYS in February 2013, there has been an extremely high volume of trading of our stock, and a significant drop in the value of our stock. As a result of the large trading volume, there may be a shift of ownership amongst our 5% stockholders that could result in an ownership change, under Section 382 of the Internal Revenue Code of 1986, as amended. Under Section 382, a corporation that undergoes an ownership change, as defined by the Internal Revenue Code, may be subject to significant limitations on its ability to utilize its net operating losses or NOLs, and tax credits accumulated prior to the ownership change to offset future taxable income or tax liabilities. At September 30, 2013, deferred tax assets were offset by a valuation allowance except to the extent of possible taxable income in an earlier period.
Financing Agreements
Loan Agreement. In March 2012, we entered into the Loan Agreement, with the Lenders, under which we borrowed $10.0 million. On April 3, 2013, we entered into a Letter Agreement, relating to the Loan Agreement dated March 26, 2012, with the Lenders. Pursuant to the terms of the Letter Agreement: (i) we paid all amounts due and owing so as to discharge our obligations thereunder totaling $9.8 million including remaining principal, interest, final payment and prepayment fees, (ii) we waived any rights to seek additional credit extensions or unfunded commitments under the Loan Agreement, and (iii) the security interest granted to Lenders relating to substantially all of our assets, other than our intellectual property, was terminated. As of September 30, 2013, we have no amounts outstanding or owing on the Loan Agreement.

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

API Payments. Under the terms of the API Supply Agreement, we are responsible for the manufacture and supply of all quantities of API to be used in the development and commercialization of OMONTYS worldwide. Takeda reimburses us for our cost of API plus 20%. As of December 31, 2012 we had a remaining balance of $19.8 million recorded as an Advance from Takeda which is related to deferred revenue on API shipped to Takeda. As a result of the recall and the impairment charges recorded on the OMONTYS inventory during 2012, the remaining balance of deferred revenue has been reversed as of September 30, 2013.

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

Settlement and License Agreement
In November 2011, we entered into the Settlement and License Agreement with Janssen, which required us to make two fixed payments to Janssen of $6.0 million, which was paid in December 2011, and $2.0 million which was paid in June 2012.  The Settlement and License Agreement required us to make a $2.5 million milestone payment to Janssen upon FDA regulatory approval of OMONTYS, and requires us to make a $2.5 million milestone payment to Janssen upon regulatory approval of OMONTYS in the first major European country.  In addition, Janssen will be entitled to royalties on sales of OMONTYS in Europe, Japan and certain other countries outside of the U.S. until mid-2016.  Upon execution of the Settlement and License Agreement in the fourth quarter of 2011, we recorded $8.0 million of R&D expense relating to the fixed payments.  Upon FDA approval of OMONTYS in March 2012, we capitalized $2.5 million related to the first milestone payment during the first quarter of 2012. The resulting asset will be amortized over the expected life of the related patent family, the last-expiring patent of which expires in June 2016.  This $2.5 million milestone payment to Janssen was paid in April 2012. As a result of the product recall and related restructuring activities that occurred in March 2013, we incurred impairment charges of $1.9 million related to our license with Janssen during the nine months ended September 30, 2013.

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
Contract Manufacturing Organization (CMO) Settlements
We initiated orders for API with our CMOs based on forecasts from Takeda, which were based on expected demand for OMONTYS. Orders generally commenced once there was a contractual commitment for the API from Takeda. As of December 31, 2012, we had future purchase commitments amounting to $34.6 million. These future commitments were comprised of $5.8 million for firm purchase commitments of PEG, and the remaining $28.8 million of manufacturing obligations relate to API, and were based on firm demand forecasts from Takeda. We paid $1.7 million in payments to our CMOs in the first quarter of 2013 which reduced the accrual balance to $32.9 million.
We finalized settlement agreements with the CMOs in the second quarter of 2013 and made a total of $11.0 million in payments resulting in a favorable adjustment to our operating results of $21.9 million.

Cash Flows During the Nine Months Ended September 30, 2013 and 2012

In summary, our cash flows for the periods presented are as follows (in thousands)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$(66,082)	$(10,804)
Net cash provided by investing activities	14,398	30,699
Net cash provided by (used in) financing activities	(9,729)	14,935

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012 was $66.1 million and $10.8 million, respectively. Net cash used in operations for the nine months ended September 30, 2013 reflects our net loss, non-cash credit related to collaboration cost reimbursement and changes in accrued liabilities associated with compensation related accruals partially offset by the benefit of payments received from Takeda related to profit equalization revenue, and reimbursement for development and commercial expense and purchases of API by Takeda. Net cash used in operating activities for the nine months ended September 30, 2012 was primarily due to changes in our receivable to Takeda as a result of the achievement of milestones related to FDA approval of OMONTYS which had not yet been received and changes in other assets related to OMONTYS intellectual property rights and warrant costs associated with our notes payable. These were offset by our net income for the nine months, non-cash expenses associated with depreciation and stock compensation expense and an increase in Advance from Takeda.

Net cash provided by investing activities for the nine months ended September 30, 2013 of $14.4 million was due to proceeds from maturities of investments of $4.8 million, proceeds from the sale of securities of $7.2 million, proceeds from the sale of property and equipment of $1.2 million and change in restricted cash of $1.1 million . Net cash provided by investing activities for the nine months ended September 30, 2012 of $30.7 million was primarily due to proceeds from maturities of investments partially offset by purchases of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2013 was primarily attributable to repayment of our note payable of $10.0 million partially offset by proceeds of $0.3 million received from the issuance of common stock upon exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2012 was primarily attributable to proceeds of $10.0 million received from the issuance of a notes payable and $4.5 million received from the issuance of common stock upon exercise of stock options.

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

Contractual Obligations and Significant Commitments
 Our future contractual obligations, including financing costs, at September 30, 2013, are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2013	2014 - 2015	2016 -2017	Thereafter
Operating lease obligations (1)	$28	$14	$14	$—	$—
Total fixed contractual obligations	$28	$14	$14	$—	$—
________________________________
(1)          Relates primarily to minimum lease payments for lease of our offices in Cupertino, California which expires in March 2014. In June 2013 we moved our remaining four employees into the offices in Cupertino, California and vacated all of our facilities in Palo Alto, California. We recorded an expense of $2.5 million related to the termination of use of our previous office buildings. In August 2013 we sign an agreement with our landlord for payment of that amount. The payment included forfeiture of our deposit of $50,000, release of a letter of credit for $1.1 million and cash payment of $1.4 million. Cash collateral for the letter of credit was held by our bank and shown as restricted cash on our balance sheet. This cash was used to fund release of the letter of credit.

Contract Manufacturing Organization (CMO) Settlements
We initiated orders for API with our CMOs based on forecasts from Takeda, which were based on expected demand for OMONTYS. Orders generally commenced once there was a contractual commitment for the API from Takeda. As of December 31, 2012, we had future purchase commitments amounting to $34.6 million. These future commitments were comprised of $5.8 million for firm purchase commitments of PEG, and the remaining $28.8 million of manufacturing obligations relate to API, and were based on firm demand forecasts from Takeda. We paid $1.7 million in payments to our CMOs in the first quarter of 2013 which reduced the accrual balance to $32.9 million.
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
Off-Balance Sheet Arrangements

At September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission, or SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

In March 2013, we commenced a re-organization plan to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. The reorganization plan included a reduction in force of approximately 305 employees (almost all of our workforce) which included our commercial and medical affairs field organizations as well as other officers and employees. We incurred $15.5 million in restructuring charges, all of which are related to expenditures for one-time employee termination benefits.  We incurred all of these charges during the nine months ended September 30, 2013.
In April 2013, as part of our efforts to restructure our operations in order to reduce costs, in addition to our reduction in force, we engaged an experienced restructuring firm, The Brenner Group. With the engagement of the restructuring firm, we terminated the employment of our former executive officers, including our Chief Executive Officer and Chief Financial Officer.
In June 2013, we ceased use of our leased facilities and recorded an accrual for lease exit costs of $2.5 million. In August 2013 we signed an agreement with our landlord for payment of that amount. The payment, made in August 2013, included forfeiture of our deposit of $50,000, release of a letter of credit for $1.1million and cash payment of $1.4 million. Cash collateral for the letter of credit was held by our bank and shown as restricted cash on our balance sheet. This cash was used to fund release of the letter of credit.

Recent Accounting Pronouncements
There are no recent accounting pronouncements which are expected to have a material effect on our financial condition or results of operations.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

As of September 30, 2013, we hold no investment or marketable securities and have no debt obligations outstanding. We have no material exposure to market risk related to interest rate changes as of September 30, 2013.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of September 30, 2013. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting. Our management, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, and has concluded that there were no changes during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.   Legal Proceedings

       On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants the Company, certain of its officers, Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc. A second complaint naming the same defendants was filed on March 6, 2013. On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint that had been filed on March 6, 2013.  On July 22, 2013, a consolidated amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its former officers.  The consolidated amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding OMONTYS, the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.  On September 20, 2013, the Company and the individual defendants filed a motion to dismiss the consolidated amended complaint. The hearing on the motion to dismiss is set for January 14, 2014.

        On March 19, 2013 and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our current and former officers and directors as defendants (the “State Court Derivative Action”). The lawsuits allege that certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the Company's business health, which was tied to the success of OMONTYS. The lawsuits also assert claims for unjust enrichment and corporate waste.  On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2013 as the operative complaint. On August 6, 2013, the Court stayed the derivative action pending the outcome of the motion to dismiss in the securities class action.

On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”). The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action. On October 9, 2013, the parties stipulated to stay the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.
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

We have experienced significant operating losses since our inception in 2001. At September 30, 2013, we had an accumulated deficit of $556.7 million. Due to the recall of OMONTYS, the subsequent restructuring and the uncertainty of when or if we may receive any potential royalties or milestones based on any revenues from the product under our amended collaboration with Takeda, we have limited resources with which to continue our operations and we have substantial ongoing obligations. In particular, we expect to continue to spend significant amounts in defense of our existing and potential future litigation.

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

As of June 30, 2013 we dramatically reduced our workforce and engaged an experienced restructuring firm, The Brenner Group, Inc. With our engagement of The Brenner Group, Inc., we terminated the employment of our former executive officers, including our Chief Executive Officer and Chief Financial Officer. As a result of the loss of services of substantially all of our personnel, including all of our executive officers, we may be unable to continue our operations and meet our ongoing obligations even with our engagement of the restructuring firm.

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
In addition, in March 2013 and August 2013, a total of three derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our officers and directors as defendants.  The lawsuits allege that certain of our current and former officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding our business health, which was tied to the success of OMONTYS.  The lawsuits also assert claims for unjust enrichment and corporate waste.
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

On March 19, 2013 and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our current and former officers and directors as defendants (the “State Court Derivative Action”). The lawsuits allege that certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the Company's business health, which was tied to the success of OMONTYS. The lawsuits also assert claims for unjust enrichment and corporate waste.  On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2013 as the operative complaint.   On August 6, 2013, the Court stayed the derivative action pending the outcome of the motion to dismiss in the securities class action.

            On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”).  The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action.  On October 9, 2013, the parties stipulated to stay the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.

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

The trading price of our common stock has been highly volatile. For the 52 weeks ended September 30, 2013, the closing price of our common stock ranged between a high of $27.46 per share and a low of $0.80 per share. The closing price for our common stock as reported by The OTCMKTS Stock Market on October 15, 2013 was $1.15 per share.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the quarter ended September 30, 2013.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended September 30, 2013.
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

AFFYMAX, INC.
Dated:	November 5, 2013	By:	/s/ RICHARD M. BRENNER
Richard M. Brenner Chief Executive Officer and Member of the Board of Directors
Dated:	November 5, 2013	By:	/s/ MARK G. THOMPSON
Mark G. Thompson Chief Financial Officer