Form 10-Q/A
period 2013-06-30
AFFYMAX INC
filed 2013-11-12
CIK 1158223

ll

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001‑33213

AFFYMAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	77‑0579396
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

19200 Stevens Creek Blvd. Suite 240
Cupertino, CA 95014
(650) 812‑8700
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

Large accelerated filer ☐                         Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of July 31, 2013, 37,490,137 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC.

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED JUNE 30, 2013

Explanatory Note to Form 10-Q Amendment No. 1

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Form 10-Q”) of Affymax, Inc. is being filed for the purpose of re-filing Exhibits 31.1, 31.2 and 32.1 to the Form 10-Q. These exhibits previously contained the incorrect names of the registrant’s principal executive officer and principal financial officer.

    No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after August 5, 2013) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant’s other filings with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMAX, INC.
	By:	/s/ RICHARD M. BRENNER
Dated: November 12, 2013		Chief Executive Officer and Member of the Board of Directors
	By:	/s/ MARK G. THOMPSON
Dated: November 12, 2013		Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification required by Rule 13a‑14(a) or Rule 15d‑14(a)
31.2	Certification required by Rule 13a‑14(a) or Rule 15d‑14(a)
32.1#	Certification required by Rule 13a‑14(b) or Rule 15d‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

Exhibit 31.1
CERTIFICATION
I, Richard M. Brenner, certify that:
1. I have reviewed this Quarterly Report on Form 10‑Q of Affymax, Inc.; and
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	By:	/s/ RICHARD M. BRENNER
Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)
Dated: November 12, 2013

Exhibit 31.2
CERTIFICATION
I, Mark G. Thompson, certify that:
1. I have reviewed this Quarterly Report on Form 10‑Q of Affymax, Inc.; and
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	By:	/s/ MARK G. THOMPSON
Chief Financial Officer (Principal Financial Officer)
Dated: November 12, 2013

Exhibit 32.1
CERTIFICATION

Pursuant to the requirement set forth in Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350), Richard M. Brenner, Chief Executive Officer and Director, and Mark G. Thompson, Chief Financial Officer, of Affymax, Inc. (the “Company”), each hereby certifies that to the best of his knowledge:

1. The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, to which this certification is attached as Exhibit 32.1 (the “Periodic Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

2. The information contained in this Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ RICHARD M. BRENNER
Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ MARK G. THOMPSON
Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2013

A signed original of this written statement required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted) has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission (“SEC”) or its staff upon request. This certification “accompanies” the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.