Form 10-Q/A
period 2013-09-30
AFFYMAX INC
filed 2013-11-12
CIK 1158223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

AFFYMAX, INC.

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Explanatory Note to Form 10-Q Amendment No. 1

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Form 10-Q”) of Affymax, Inc. is being filed for the purpose of re-filing Exhibits 31.1, 31.2 and 32.1 to the Form 10-Q. These exhibits previously contained the incorrect names of the registrant’s principal executive officer and principal financial officer.

    No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after November 5, 2013) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant’s other filings with the Securities and Exchange Commission.

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
Dated: November 12, 2013

Exhibit 32.1
CERTIFICATION

Pursuant to the requirement set forth in Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350), Richard M. Brenner, Chief Executive Officer and Director, and Mark G. Thompson, Chief Financial Officer, of Affymax, Inc. (the “Company”), each hereby certifies that to the best of his knowledge:

1. The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, to which this certification is attached as Exhibit 32.1 (the “Periodic Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

2. The information contained in this Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ RICHARD M. BRENNER
Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ MARK G. THOMPSON
Chief Financial Officer (Principal Financial Officer)

Date: November 12 2013

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