Form 10-K
period 2013-12-31
AFFYMAX INC
filed 2014-03-31
CIK 1158223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2013 was $38,370,661 (based upon the closing sales price of such stock as reported on the Over-the-Counter electronic market on such date). Excludes an aggregate of 237,026 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2013, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2013 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2013. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 28, 2014, 37,490,095 shares of the registrant’s common stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the Proxy Statement for the 2014Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference into this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

AFFYMAX, INC

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our ability to continue our business, operations, and investigation following the recall of OMONTYSand the continuation and success of our collaboration with Takeda Pharmaceutical Company Limited. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, timing or achievements to be materially different from any future results, performance, timing or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K under Item 1A “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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
Restructuring
In March 2013, we implemented plans to restructure our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. As of December 31, 2013, in addition to transitioning many of the ongoing activities to our collaborator, Takeda, we completed a reduction in force of almost all our personnel, including all of our commercial and medical affairs field forces as well as other employees throughout the organization.  We have recorded $16.1 million in restructuring charges related to the workforce reduction during the year ending December 31, 2013.  As a result of this restructuring and the recall, we also recorded impairment charges of $4.4 million with respect to our property and equipment and intangible assets related to our license from Janssen Biotech, Inc. (a subsidiary of Johnson & Johnson) and certain of its affiliated companies, collectively referred to as Janssen, in the year ended December 31, 2013.
In April 2013, as part of our efforts to restructure our operations in order to reduce costs, in addition to our reduction in force, we engaged an experienced restructuring firm, The Brenner Group, Inc. With the engagement of the restructuring firm, we terminated the employment of our former executive officers, including our Chief Executive Officer and Chief Financial Officer.

Takeda Amendment
Effective April 1, 2013, we and Takeda, collectively the Parties, entered into the Fourth Amendment, or the Amendment, to the February 13, 2006 and June 27, 2006 Collaboration and License Agreements to amend and restate the ongoing respective roles and responsibilities and related commitments and financial terms between the Parties, including the termination of the Collaboration and License Agreement dated as of February 13, 2006, under which we had granted Takeda a certain right and license for the development and commercialization in Japan of OMONTYS, as amended by the First Amendment, dated April 1, 2007, the Second Amendment, dated January 1, 2008 and the Third Amendment, dated November 7, 2011, as well as the related manufacturing supply, safety, quality and co-promotion agreements between the parties. The Amendment revised the economics from a profit-sharing arrangement to a milestone and royalty-based compensation structure to us effective as of April 1, 2013. This Amendment was part of our restructuring efforts resulting from the voluntary recall announced on February 23, 2013 related to OMONTYS, the suspension of U.S. marketing and promotional activities, and the ongoing investigation with the FDA. The arrangement with Takeda including the Amendment is referred to as the Arrangement.
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
In 2012 and in 2013 up until the recall of OMONTYS, we marketed our product primarily to dialysis organizations. Associated costs are included in selling, general and administrative costs or SG&A in our accompanying financial statements.

In 2012 and in 2013 up until the recall of OMONTYS, Takeda was responsible for account management, pricing and contracting. Specifically, Takeda had sole responsibility for invoicing and collection of receivables with regard to sales of OMONTYS. Takeda also had the rights and responsibility for establishing and modifying terms and conditions with customers with respect to the sale of OMONTYS in the U.S., including pricing discounts available to third-party payers, price adjustments and other allowable discounts and allowances. Both parties also had shared responsibilities such as joint marketing activities, business analytics and account management allocated by customer segments.
Prior to the Amendment, outside of the U.S., Takeda held an exclusive license to develop and commercialize OMONTYS and has primary responsibility for filing regulatory submissions and obtaining product approvals in those territories.
We were incorporated in Delaware in July 2001 under the name Affymax, Inc. The address of our principal executive office is 19200 Stevens Creek Boulevard, Suite 240, Cupertino, California 95014, and our telephone number is (650) 812-8700. Our website address is www.affymax.com. We do not incorporate the information on our website into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report on Form 10-K.
Our Product: OMONTYS
In March 2012, the FDA approved our first product, OMONTYS, for the treatment of anemia due to chronic kidney disease in adult patients on dialysis. In February 2013, the product was recalled nationwide and all promotion and marketing activities have been suspended.
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
Manufacturing and Supply
Until the product recall in February 2013, final OMONTYS drug product was manufactured as a buffered aqueous solution for intravenous or subcutaneous administration. Under our collaboration with Takeda, we were responsible, through our contract manufacturing organizations, or CMOs, for the manufacture and supply of all quantities of OMONTYS active pharmaceutical ingredient, or API, to be used in development and commercialization worldwide, and Takeda was responsible for final drug product manufacture and control.

In connection with the recall and in consultation with Takeda, we have terminated manufacturing activities. Effective April 1, 2013, we entered into an amendment of our collaboration with Takeda pursuant to which Takeda assumed full responsibility for OMONTYS, including responsibility for the ongoing recall and investigation with the FDA, and we granted them an exclusive license to OMONTYS in consideration for potential royalties and milestones. In addition, Takeda assumed full responsibility for any subsequent decisions as to whether the product may be subject to reintroduction if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA. We provided transition support to Takeda through April 30, 2013. After April 30, 2013 we have no performance obligations under our agreement with Takeda.

Intellectual Property
We protect our technology through the use of patents, trade secrets and proprietary know-how. As previously announced in our Report on Form 8-K, filed April 10, 2013, we entered into the Fourth Amendment (the "Amendment") between us and Takeda Pharmaceutical Company Limited amending the Collaboration and License Agreement of February 13, 2006 and June 27, 2006 Collaboration and License Agreements to amend and restate the ongoing respective roles and responsibilities and related commitments and financial terms between the parties, including the termination of the Collaboration and License Agreement dated as of February 13, 2006, under which Affymax has granted Takeda a certain right and license for the development and commercialization in Japan of OMONTYS, as amended by the First Amendment, dated April 1, 2007, the Second Amendment, dated January 1, 2008 and the Third Amendment, dated November 7, 2011, as well as the related manufacturing supply, safety, quality and co-promotion agreements between the parties (collectively, as amended, the "Agreement"). The Amendment changed not only the financial terms of the relationship but also involved the transfer to Takeda of all the intellectual property rights, including the control of patent prosecution matters.
Throughout the course of the year, Takeda has elected to limit or terminate the continued prosecution of the various U.S. and international patents covering OMONTYS, including those covering most of the European countries. We have elected, as is our right under the Agreement, not to continue prosecution of those patents when Takeda has determined to terminate its prosecution rights for such patents. Accordingly, we or Takeda will likely not be able to maintain patent protection for OMONTYS in any country, including the U.S., should the product be reintroduced into the market.
Third Party Intellectual Property
We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our products, product candidates and/or proprietary technologies infringe their intellectual property rights. If one of these patents was found to cover our products, product candidates, proprietary technologies or their uses, we or our collaborators would be required to pay damages and could be restricted from commercializing our products, product candidates or using our proprietary technologies unless we or they obtain a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder might obtain a preliminary injunction of other equitable right, which could prohibit us from making, using or selling our products, technologies or methods.
There is substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including but not limited to, litigation expenses, substantial damages, attorney fees, injunction, royalty payments, cross-licensing of our patents, redesign of our products or processes and related fees and costs.
Research and Development Expenses
We have made substantial investments in research and development, or R&D. We have conducted clinical trial activities using both our internal staff and third-party contract clinical trial service providers. However, we have suspended further investment in R&D, including suspending conduct of clinical trials pending consideration of next steps with OMONTYS.
Prior to approval of OMONTYS for commercial sale in March 2012 by the FDA, we had expensed all costs associated with the production of API as R&D expense. R&D expenses were $11.9 Million, $51.7 million, and $76.3 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

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
Revenues in 2013, 2012, and 2011 were derived almost exclusively from collaboration revenue from Takeda. From our inception through December 31, 2013, we have received an aggregate of $537.5 million from Takeda consisting of $122.0 in upfront license fees, $115.3 million in milestone payments and $300.2 million related to profit equalization payments for our share of product profit or loss, the reimbursement of development and commercialization expenses and the purchase of API.
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
In connection with the recall and in consultation with Takeda, we have terminated manufacturing activities. Effective April 1, 2013, we entered into an amendment of our collaboration with Takeda pursuant to which Takeda assumed full responsibility for OMONTYS, including responsibility for the ongoing recall and investigation with the FDA, and we granted them an exclusive license to OMONTYS in consideration for potential royalties and milestones. In addition, Takeda assumed full responsibility for any subsequent decisions as to whether the product may be subject to reintroduction if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA. We provided transition support to Takeda through April 30, 2013. After April 30, 2013 we have no performance obligations under our agreement with Takeda.

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

We finalized settlement agreements with the CMOs in the second quarter of 2013 and made a total of $11.0 million in payments resulting in a favorable adjustment to our 2013 operating results of $21.9 million. As of December 31, 2013 we have no remaining future purchase commitments for manufacturing activities.

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
Before the voluntary recall of OMONTYS, Takeda was responsible for account management, pricing and contracting. Specifically, Takeda had sole responsibility for invoicing and collection of receivables with regard to sales of OMONTYS. Takeda sold primarily to pharmaceutical wholesale distributors in the U.S. and Puerto Rico as the principal means of distributing OMONTYS to healthcare providers, which are primarily large dialysis organizations and to a lesser extent medium and small dialysis organizations. Under our Arrangement with Takeda, Takeda also has the rights and responsibility for establishing and modifying terms and conditions with customers with respect to the sale of OMONTYS in the U.S., including pricing discounts available to third-party payors, price adjustments and other allowable discounts and allowances. In connection with the recall and in consultation with Takeda, we have terminated sales and marketing activities. Effective April 1, 2013, we entered into an amendment of our collaboration with Takeda pursuant to which Takeda assumed full responsibility for OMONTYS, including responsibility for the ongoing recall and investigation with the FDA, and we granted them an exclusive license to OMONTYS in consideration for potential royalties and milestones. In addition, Takeda assumed full responsibility for any subsequent decisions as to whether the product may be subject to reintroduction if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA. We provided transition support to Takeda through April 30, 2013. After April 30, 2013 we have no performance obligations under our agreement with Takeda.
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
The introduction of biosimilars into the rEPO market in the U.S. will constitute additional competition for OMONTYS if Takeda is able to reintroduce the product. A biosimilar product is a subsequent version of an existing, branded biologic product. The patent for the existing, branded product must expire in a given market before biosimilars may enter that market. The patents for epoetin alfa, a version of rEPO, expired in 2004 in the E.U., and the remaining patents expired in 2012 through 2015 in the U.S. Several biosimilar versions of rEPO are available for sale in the E.U. and biosimilar versions of rEPO are currently being studied in clinical trials in the U.S. For example, in January 2012, Hospira, Inc. announced the beginning of its Phase 3 clinical program for its biosimilar with results anticipated in 2013, and in October 2012, Sandoz announced the beginning of its Phase 3 clinical program for its biosimilar with results anticipated in 2014. Upon entry into the U.S. market, biosimilars will compete with OMONTYS, when and if Takeda reintroduces the product, and will drive down its price and sales volume, which would adversely affect our revenues.
OMONTYS may also face competition from potential new anemia therapies if and when Takeda reintroduces OMONTYS.  There are several product candidates in various stages of active development for anemia indications by potential competitors that may promote the production of naturally-occurring EPO in patients, and some of these product candidates may enter the market as early as 2015.  If these product candidates enter the market they may be in direct competition with OMONTYS if and when it is reintroduced.  In addition, certain companies are developing potential new therapies for renal-related diseases that could reduce ESA utilization and thus limit the market for OMONTYS if and when it is reintroduced.
If and when Takeda is able to reintroduce OMONTYS, which is highly uncertain, it will be even more challenging to compete in view of the recall and related safety concerns particularly due to the long-term experience with currently marketed products and negative perceptions of OMONTYS' safety.
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
Information generated in the clinical trial process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the approval process. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product and even if clinical trials were successfully completed, there could be no assurance that applications for required authorizations to manufacture or market potential products would be submitted, or that any such application would be reviewed and approved by appropriate regulatory authorities in a timely manner, if at all. In order to gain marketing approval, a dossier must be submitted to the relevant authority for review, which is known in the U.S. as an NDA, and in the E.U. as a Marketing Authorization Application, or MAA. In February 2012, Takeda submitted a MAA that was accepted by the EMA. However, in light of the recent OMONTYS recall for safety concerns, in 2013 the MAA submission was withdrawn.
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
E.U. Approval Process
In the E.U., there is, for many products, a choice of two different authorization routes: centralized and decentralized. Under the centralized route, one marketing authorization is granted for the entire E.U., while under the decentralized route a series of national marketing authorizations are granted. In the centralized system, applications are reviewed by members of the Committee for Medicinal Products for Human Use, on behalf of the EMA. The EMA will, based upon the review of the Committee for Medicinal Products for Human Use, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, we can choose to use the decentralized route, in which case the application will be reviewed by each member state's regulatory agency. If the regulatory agency grants the authorization, other member states' regulatory authorities are asked to "mutually recognize" the authorization granted by the first member state's regulatory agency. Approval can take several months to several years or be denied. The approval process can be affected by a number of factors. Additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. Regulatory authorities may conduct inspections of relevant facilities and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further, inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical trials are usually necessary to gain approval for additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect product marketability. In February 2012, Takeda submitted a MAA that was accepted by the EMA under the centralized authorization route. However, in light of the recent OMONTYS recall for safety concerns, the MAA submission was withdrawn.
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
Employees
As of December 31, 2013, we had 4 employees, all of whom were engaged in G&A functions.
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

Risks Related to Our Business

In February 2013, we recalled OMONTYS nationwide due to safety concerns and OMONTYS may not be reintroduced to the market unless Takeda is able to identify and successfully address the causes of the safety concerns with the FDA. OMONTYS was our only product and the recall has severely harmed our business. We face significant challenges to our business and we have ceased most company operations and may not be able to continue our business as a result of the recall.

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

In order to address the safety concerns resulting in the recall of OMONTYS, Takeda would have to complete its ongoing thorough investigation, identify the causes of the serious allergic reactions and provide a suitable plan to the FDA for approval. To date, no causes have been identified and we are unable to predict when, or if, this process may be completed or the associated costs. Further, in an effort to continue our operations in the near term with our limited resources, we have substantially reduced our operating costs, including a reduction in force of nearly all of our employees and cessation of most operating functions. The Brenner Group, Inc., a restructuring firm, has been retained to oversee and implement the ongoing operations.

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

We have experienced significant operating losses since our inception in 2001. At December 31, 2013, we had an accumulated deficit of $558.1 million. Due to the recall of OMONTYS, the subsequent restructuring and the uncertainty of when or if we may receive any potential royalties or milestones based on any revenues from the product under our amended collaboration with Takeda, we have limited resources with which to continue our operations and we have substantial ongoing obligations. In particular, we expect to continue to spend significant amounts in defense of our existing and potential future litigation.

As a result of the recall and the subsequent restructuring, we believe that we have enough cash to fund our resources through the third quarter of 2014. Even with our restructuring efforts, including the termination of substantially our entire workforce, there is no assurance that our reduced resources will be sufficient to meet our existing obligations and conduct ongoing operations.  If Takeda is not able to reintroduce OMONTYS or we are not able to obtain additional funding, our cash resources will rapidly be depleted and we may need to cease operations.

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

If Takeda is unable to identify the causes of the OMONTYS safety concerns and commercialize OMONTYS successfully, or we are unable to negotiate and satisfy our obligations, or raise additional funds when required or on acceptable terms, we may have to:

•	discontinue operations;

•	abandon or relinquish some or all of our existing rights to OMONTYS milestones, royalties or other existing rights; or

•	pursue alternatives such as a sale of the Company or its assets, a corporate merger, wind-down of operations or even bankruptcy proceedings.

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
Our independent registered public accounting firm has included in their audit opinion on our financial statements for the year ended December 31, 2013, a statement with respect to substantial doubt as to our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The reaction of investors to the inclusion of a going concern statement in the report of our independent registered public accounting firm, our lack of cash resources, and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or continue our operations.

If we fail to maintain our collaboration with Takeda as recently amended, such termination would have a further material adverse effect on our business and operations. Our business has already been severely harmed by the recall of OMONTYS, and any termination of the collaboration agreement would substantially reduce our ability to meet our obligations, and may increase the likelihood of having to cease our operations, even with the ongoing restructuring efforts.

 The maintenance of our collaboration with Takeda for OMONTYS is an essential part of our business. Completion of the OMONTYS recall, investigation and reintroduction, for which Takeda assumes full responsibility, is critical to our ability to achieve any further cash flows through potential royalties or milestones. Takeda has full decision-making authority as to whether OMONTYS may be reintroduced if Takeda completes the investigation and addresses the safety concerns to the satisfaction of the FDA.

Moreover, Takeda has the right to terminate our collaboration upon an uncured material breach by us or even in the absence of a material breach with three months notice prior to reintroduction of OMONTYS, which termination would have a further material adverse effect on OMONTYS and our business and operations, as we would be highly unlikely to be able to assume the regulatory responsibilities required to maintain the NDA. In the past, events such as the suspension of the OMONTYS oncology program, the impact of the Phase 3 results on the renal program particularly on the non-dialysis indication, and the decreased market opportunity for ESAs increase the possibility that Takeda may elect to terminate the collaboration or limit the resources Takeda is willing to commit to OMONTYS. The safety concerns with OMONTYS combined with the recent U.S. recall may negatively impact the EMA decision if the MAA is resubmitted and Takeda's view of the collaboration and its overall commitment to OMONTYS, including in the U.S., our major market opportunity.

We are currently subject to securities class action litigation and derivative litigation as well as product liability litigation and we may be subject to similar or other litigation in the future.

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
In addition, in March 2013 and August 2013, a total of three derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our officers and directors as defendants.  The lawsuits allege that certain of our current and former officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding our business health, which was tied to the success of OMONTYS.  The lawsuits also assert claims for unjust enrichment and corporate waste. We believe we are entitled to coverage under our relevant insurance policies, subject to a retention, but coverage could be denied or prove to be insufficient. In addition, it is possible total liability could exceed our insurance limits.
On or about February 13, 2014, a complaint was filed by an individual plaintiff in the Fourth Judicial District Court (Ouachita Parish) of the State of Louisiana, naming as defendants the Company, Takeda Pharmaceuticals America, Inc., Takeda Pharmaceuticals U.S.A., Inc., Takeda Development Center Americas, Inc., Takeda Pharmaceuticals International, Inc., Takeda Pharmaceutical Company Limited, Fresenius Medical Care Monroe, LLC, and Fresenius Medical Care Holdings, Inc., and indicating an intention to add two physicians as defendants.  The plaintiff seeks to hold the defendants liable in connection with the death of her husband on February 15, 2013.  The complaint alleges that the Company and certain other defendants are liable under the Louisiana Products Liability Act, La.R.S. 9:2800.51, et seq., other Louisiana statutes, and otherwise in connection with their alleged acts and omissions with respect to OMONTYS.  The plaintiff seeks various categories or types of damages, including, without limitation, damages for her and her late husband’s alleged losses and injuries, punitive or exemplary damages, the price of OMONTYS and reasonable expenses occasioned by the sale of that drug, and other relief as set forth in the complaint.  We are continuing to review the complaint with our partner, Takeda and there can be no assurances that additional products liability complaints will not be brought.
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
Likewise, if additional product liability lawsuits are brought against us for injuries or deaths due to patients' adverse reactions to OMONTYS, we may be subject to additional liability. Regardless of the outcome, product liability claims may result in injury to our reputation, withdrawal of clinical trial participants, significant costs, diversion of management's attention and resources, substantial monetary awards, loss of revenue, and additional distractions from our efforts to address safety concerns that may allow us to reintroduce OMONTYS. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the reintroduction of OMONTYS.

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

Risks Related to Our Industry

Even though OMONTYS' approval by the FDA has not been permanently withdrawn, the OMONTYS approval is subject to continued FDA inspection of the safety concerns leading to the recall. Ongoing FDA review may result in significant additional expense and limit Takeda's ability to reintroduce and successfully commercialize OMONTYS.

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

We and Takeda co-marketed OMONTYS in the U.S. before the product recall, and through our amended collaboration agreement with Takeda we are entitled to potential royalties and milestones related to marketing the product in foreign jurisdictions. When and if Takeda reintroduces OMONTYS, in order to market the product in the E.U. and other foreign jurisdictions, Takeda or a sublicensee must obtain separate regulatory approvals. The regulatory approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. In addition, there are a number of ESAs available in the E.U. and other foreign markets, and therefore it may be more challenging to obtain regulatory approval in such markets because the risk/benefit analysis for approval may be different than in the U.S. Foreign regulatory approvals may not be obtained on a timely basis, if at all. If Takeda is not able to obtain regulatory approval in any foreign market, then Takeda will not be able to commercialize OMONTYS in any foreign market, and we will not obtain certain regulatory milestones or royalties from Takeda.

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

Risks Related to the Ownership of Our Common Stock
We have been named as a defendant in securities class action lawsuits and related derivative lawsuits. These lawsuits could result in substantial damages.

On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants the Company, certain of its officers, Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc.  A second complaint naming the same defendants was filed on March 6, 2013. On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint that had been filed on March 6, 2013.  On July 22, 2013, a consolidated amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its former officers.  The consolidated amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding OMONTYS, the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.  On September 20, 2013, the Company and the individual defendants (collectively, “Defendants”) filed a motion to dismiss the consolidated amended complaint.  On November 19, 2013, the plaintiff filed her opposition to the motion to dismiss and on December 19, 2013, Defendants filed their reply in support of their motion to dismiss.  The hearing on the motion to dismiss occurred on January 15, 2014.  On January 21, 2014, the Court issued its order granting the motion to dismiss regarding violations of Section 20(a) against all Defendants and it granted the motion to dismiss in part, denying the motion to dismiss in part, and providing plaintiffs with an opportunity to amend the complaint.   On February 18, 2014, the Court, pursuant to a stipulation by the parties, stayed the litigation for ninety days to allow the parties to conduct settlement discussions.

 On March 19, 2013 and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our current and former officers and directors as defendants (the “State Court Derivative Action”). The lawsuits allege that certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the Company's business health, which was tied to the success of OMONTYS. The lawsuits also assert claims for unjust enrichment and corporate waste.  On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2013 as the operative complaint. On August 6, 2013, the Court stayed the State Court Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the State Court Derivative Action be stayed in its entirety until resolution of the securities class action.
 On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”).  The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action.  On October 21, 2013, the Court ordered a stay in the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the Federal Derivative Action be stayed until resolution of the securities class action.
Additional complaints may be filed against us and our directors and officers related to our recall of OMONTYS.
  Our management believes that we have meritorious defenses and intends to defend these lawsuits vigorously.  However, these lawsuits are subject to inherent uncertainties, the actual cost may be significant, and we may not prevail.  We believe we are entitled to coverage under our relevant insurance policies, subject to a retention, but coverage could be denied or prove to be insufficient. In addition, it is possible total liability could exceed our insurance limits.

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

We did not appeal this determination and as a result, on the opening of business June 6, 2013, we were suspended from the Nasdaq Stock Market and began trading on the Over The Counter electronic market (OTCQB). On July 19, we received notice from the Nasdaq Stock Market that Nasdaq filed a Form 25 with the Securities and Exchange Commission to complete delisting.

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

The trading price of our common stock has been highly volatile. For the 52 weeks ended December 31, 2013, the closing price of our common stock ranged between a high of $21.56 per share and a low of $0.76 per share. The closing price for our common stock as reported by The OTCMKTS Stock Market on March 12, 2014 was $0.89 per share.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We have not identified any material weaknesses in our internal controls during the years ended December 31, 2013, 2012 or 2011. Because we are not an accelerated filer, as defined by rule 12b-2 of the exchange act, Ernst and Young LLP was not required to issue an opinion on our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act of 2002. We cannot assure you that material weaknesses in our internal controls will not be identified in future periods. We may have particular difficulty maintaining segregation of responsibilities with only four employees plus the services of the The Brenner Group, Inc. There can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting in future periods. If we do experience a material weakness in internal controls in future periods, then investor confidence, our stock price and our ability to obtain additional financing on favorable terms could be adversely affected.

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

Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.    Properties.
In June 2013 we moved our remaining four employees into our offices in Cupertino, California and vacated all of our facilities in Palo Alto, California. We recorded an expense of $2.5 million related to the termination of use of our previous office buildings. In August 2013 we signed an agreement with our landlord for the termination of the lease on our previous office buildings. The termination payment included forfeiture of our deposit of $50,000, release of a letter of credit for $1.1 million and cash payment of $1.4 million. Cash collateral for the letter of credit was held by our bank and shown as restricted cash on our balance sheet as of December 31, 2012. This cash was used to fund release of the letter of credit. There is no cash held as collateral or restricted cash as of December 31, 2013.
We currently lease approximately 1,500 square feet of office space in Cupertino, California under a lease agreement that terminates in July 2014.

Item 3.   Legal Proceedings

Shareholder Litigation

On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants the Company, certain of its officers, Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc.  A second complaint naming the same defendants was filed on March 6, 2013. On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint that had been filed on March 6, 2013.  On July 22, 2013, a consolidated amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its former officers.  The consolidated amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding OMONTYS, the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.  On September 20, 2013, the Company and the individual defendants (collectively, “Defendants”) filed a motion to dismiss the consolidated amended complaint.  On November 19, 2013, the plaintiff filed her opposition to the motion to dismiss and on December 19, 2013, Defendants filed their reply in support of their motion to dismiss.  The hearing on the motion to dismiss occurred on January 15, 2014.  On January 21, 2014, the Court issued its order granting the motion to dismiss regarding violations of Section 20(a) against all Defendants and it granted the motion to dismiss in part, denying the motion to dismiss in part, and providing plaintiffs with an opportunity to amend the complaint.   On February 18, 2014, the Court, pursuant to a stipulation by the parties, stayed the litigation for ninety days to allow the parties to conduct settlement discussions.

On March 19, 2013 and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our current and former officers and directors as defendants (the “State Court Derivative Action”). The lawsuits allege that certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the Company's business health, which was tied to the success of OMONTYS. The lawsuits also assert claims for unjust enrichment and corporate waste.  On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2013 as the operative complaint. On August 6, 2013, the Court stayed the State Court Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the State Court Derivative Action be stayed in its entirety until resolution of the securities class action.
 On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”).  The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action.  On October 21, 2013, the Court ordered a stay in the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the Federal Derivative Action be stayed until resolution of the securities class action.
Additional complaints may be filed against us and our directors and officers related to our recall of OMONTYS.

Product Liability Litigation
On or about February 13, 2014, a complaint was filed by an individual plaintiff in the Fourth Judicial District Court (Ouachita Parish) of the State of Louisiana, naming as defendants the Company, Takeda Pharmaceuticals America, Inc., Takeda Pharmaceuticals U.S.A., Inc., Takeda Development Center Americas, Inc., Takeda Pharmaceuticals International, Inc., Takeda Pharmaceutical Company Limited, Fresenius Medical Care Monroe, LLC, and Fresenius Medical Care Holdings, Inc., and indicating an intention to add two physicians as defendants.  The plaintiff seeks to hold the defendants liable in connection with the death of her husband on February 15, 2013.  The complaint alleges that the Company and certain other defendants are liable under the Louisiana Products Liability Act, La.R.S. 9:2800.51, et seq., other Louisiana statutes, and otherwise in connection with their alleged acts and omissions with respect to OMONTYS.  The plaintiff seeks various categories or types of damages, including, without limitation, damages for her and her late husband’s alleged losses and injuries, punitive or exemplary damages, the price of OMONTYS and reasonable expenses occasioned by the sale of that drug, and other relief as set forth in the complaint.  We are continuing to review the complaint with our partner, Takeda and there can be no assurances that additional products liability complaints will not be brought.

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

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market For Our Common Stock
Since June 6, 2013 our common stock is currently traded on the Over The Counter Electronic Market (OTCQB) under the symbol "AFFY". Prior to June 6, 2013, our common stock was traded on the NASDAQ Global Select Market. As of February 28, 2014, there were approximately 76 holders of record of our common stock. The following table sets forth, for the periods indicated, the range of high and low intraday sales prices of our common stock as quoted on the NASDAQ Global Select Market and Over The Counter Electronic Market.

	High	Low
2013
4th Quarter	$1.33	$0.76
3rd Quarter	$1.99	$0.96
2nd Quarter	$2.08	$0.80
1st Quarter	$21.56	$1.05

	High	Low
2012
4th Quarter	$27.74	$18.28
3rd Quarter	$22.00	$11.73
2nd Quarter	$14.95	$10.86
1st Quarter	$16.25	$6.35
The closing price for our common stock as reported by the Over The Counter Market on March 12, 2014 was $0.89 per share.
Dividend Policy
We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
Except as previously reported in our quarterly reports on Form 10-Q filed with the SEC during the year ended December 31, 2013, there were no unregistered sales of equity securities by us during the year ended December 31, 2013.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2013.
Performance Graph(1)
The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2007, through December 31, 2013 for (i) our common stock, (ii) the Nasdaq Composite Index (U.S.) and (iii) the Nasdaq Biotechnology Index as of December 31, 2013. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Affymax Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

_______________________________________________________________________________
*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
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

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Collaboration revenue	$1,364	$94,358	$47,703	$112,503	$114,883
License and royalty revenue	5	12	17	18	16
Total revenue	1,369	94,370	47,720	112,521	114,899
Operating expenses:
Impairment of inventory and losses under firm purchase commitments	—	44,957	—	—	—
Research and development	11,857	51,738	76,308	93,638	157,125
Selling, general and administrative	27,529	89,714	32,818	33,331	36,716
Collaboration cost reimbursement	(43,451)	—	—	—	—
Impairment (gain on disposal) of prepaid expenses, fixed assets and intangible assets	4,414	—	—	—	—
2013 Restructuring charge	16,066	—	—	—	—
Total operating expenses	16,415	186,409	109,126	126,969	193,841
Loss from operations	(15,046)	(92,039)	(61,406)	(14,448)	(78,942)
Interest income	21	77	169	275	934
Interest expense	(1,565)	(1,442)	(144)	(140)	(105)
Other income (expense), net	8	(34)	15	239	171
Loss before provision (benefit) for income taxes	(16,582)	(93,438)	(61,366)	(14,074)	(77,942)
Provision (benefit) for income taxes	(2,158)	(26)	1	1	(1,411)
Net loss	$(14,424)	$(93,412)	$(61,367)	$(14,075)	$(76,531)
Net loss per common share:
Basic and diluted (1)	$(0.39)	$(2.57)	$(1.84)	$(0.57)	$(4.06)
Weighted-average number of common shares used in computing basic and diluted net loss per loss common share	37,448	36,342	33,288	24,488	18,865

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,597	$77,982	$98,504	$97,081	$160,588
Receivable from Takeda	—	18,365	6,937	—	18,561
Long-term investments	—	2,323	—	19,876	7,978
Total assets	7,443	118,217	118,995	131,387	211,510
Payable to Takeda	—	—	—	5,958	—
Deposit from Takeda	—	559	1,998	—	—
Advance from Takeda	8,189	27,715	6,121	—	—
Notes payable	—	8,844	—	—	—
Accumulated deficit	(558,137)	(543,713)	(450,301)	(388,934)	(374,859)
Total stockholders' equity (deficit)	$(1,428)	$8,281	$75,997	$72,547	$66,905
_______________________________________________________________________________

(1)
Please see Note 2 of Notes to Financial Statements for an explanation of the method used to calculate the net loss per common share and the number of shares used in the computation of the per share amounts.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a biopharmaceutical company in the process of restructuring operations. In March 2012, the U.S. Food and Drug Administration, or FDA, approved the Company’s first and only product, OMONTYS® (peginesatide) Injection for the treatment of anemia due to chronic kidney disease in adult patients on dialysis.  OMONTYS is a synthetic, peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells and has been the only once-monthly ESA available to the adult dialysis patient population in the U.S.  We co-commercialized OMONTYS with our collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda during 2012 until February 2013, when we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of safety concerns. Effective April 1, 2013, we entered into an amendment of our collaboration agreement with Takeda pursuant to which Takeda assumed full responsibility for OMONTYS, including responsibility for the ongoing recall and investigation with the FDA, and we granted them an exclusive license to OMONTYS in consideration for potential royalties and milestones.
Restructuring
In March 2013, we began implementing plans to restructure our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. As of December 31, 2013, in addition to transitioning many of the ongoing activities to our collaborator, Takeda, we completed a reduction in force of almost all our personnel, including all of our commercial and medical affairs field forces as well as other employees throughout the organization.  We have recorded $16.1 million in restructuring charges related to the workforce reduction during the year ended December 31, 2013.  As a result of this restructuring and the recall, we also recorded impairment charges of $4.4 million with respect to our property and equipment and intangible assets related to our license from Janssen Biotech, Inc. (a subsidiary of Johnson & Johnson) and certain of its affiliated companies, collectively referred to as Janssen, in the year ended December 31, 2013.
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
Previous Agreement with Takeda
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
We have experienced significant operating losses since inception.  We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and API production, license fees, milestone payments and profit equalization revenue from Takeda, issuance of notes payable, capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. As of December 31, 2013, we had an accumulated deficit of $558.1 million.

Shareholder Litigation

On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants the Company, certain of its officers, Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc.  A second complaint naming the same defendants was filed on March 6, 2013. On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint that had been filed on March 6, 2013.  On July 22, 2013, a consolidated amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its former officers.  The consolidated amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding OMONTYS, the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.  On September 20, 2013, the Company and the individual defendants (collectively, “Defendants”) filed a motion to dismiss the consolidated amended complaint.  On November 19, 2013, the plaintiff filed her opposition to the motion to dismiss and on December 19, 2013, Defendants filed their reply in support of their motion to dismiss.  The hearing on the motion to dismiss occurred on January 15, 2014.  On January 21, 2014, the Court issued its order granting the motion to dismiss regarding violations of Section 20(a) against all Defendants and it granted the motion to dismiss in part, denying the motion to dismiss in part, and providing plaintiffs with an opportunity to amend the complaint.   On February 18, 2014, the Court, pursuant to a stipulation by the parties, stayed the litigation for ninety days to allow the parties to conduct settlement discussions.
   On March 19, 2013 and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our current and former officers and directors as defendants (the “State Court Derivative Action”). The lawsuits allege that certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the

Company's business health, which was tied to the success of OMONTYS. The lawsuits also assert claims for unjust enrichment and corporate waste.  On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2013 as the operative complaint. On August 6, 2013, the Court stayed the State Court Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the State Court Derivative Action be stayed in its entirety until resolution of the securities class action.
  On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”).  The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action.  On October 21, 2013, the Court ordered a stay in the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the Federal Derivative Action be stayed until resolution of the securities class action.
  Additional complaints may be filed against us and our directors and officers related to our recall of OMONTYS.
Product Liability Litigation
On or about February 13, 2014, a complaint was filed by an individual plaintiff in the Fourth Judicial District Court (Ouachita Parish) of the State of Louisiana, naming as defendants the Company, Takeda Pharmaceuticals America, Inc., Takeda Pharmaceuticals U.S.A., Inc., Takeda Development Center Americas, Inc., Takeda Pharmaceuticals International, Inc., Takeda Pharmaceutical Company Limited, Fresenius Medical Care Monroe, LLC, and Fresenius Medical Care Holdings, Inc., and indicating an intention to add two physicians as defendants.  The plaintiff seeks to hold the defendants liable in connection with the death of her husband on February 15, 2013.  The complaint alleges that the Company and certain other defendants are liable under the Louisiana Products Liability Act, La.R.S. 9:2800.51, et seq., other Louisiana statutes, and otherwise in connection with their alleged acts and omissions with respect to OMONTYS.  The plaintiff seeks various categories or types of damages, including, without limitation, damages for her and her late husband’s alleged losses and injuries, punitive or exemplary damages, the price of OMONTYS and reasonable expenses occasioned by the sale of that drug, and other relief as set forth in the complaint.  We are continuing to review the complaint with our partner, Takeda and there can be no assurances that additional products liability complaints will not be brought.

    Our management believes that we have meritorious defenses and intends to defend these lawsuits vigorously.  However, these lawsuits are subject to inherent uncertainties, the actual cost may be significant, and we may not prevail.  We believe we are entitled to coverage under our relevant insurance policies, subject to a retention, but coverage could be denied or prove to be insufficient.

Results of Operations

Revenue

During the commercialization period, which commenced in June 2011, and ended in the first half of 2013, we received reimbursement for certain collaboration expenses. Takeda was responsible for 70% of third-party expenses related to U.S. development and 50% of third party expenses related to the commercialization of OMONTYS in the U.S. incurred by us and we were responsible for the reciprocal amount of development and commercialization expenses. Certain employee-related expenses supporting preparation for commercialization of OMONTYS in the U.S. were also shared equally. Such employee-related costs include the cost of certain employees that are required to commercialize OMONTYS such as field sales representatives, sales operations, medical science liaisons, nurse educators, conversion specialists, national accounts managers and reimbursement specialists. In addition, costs of employees in clinical, regulatory and other development functions supporting any post-marketing development activity required by the FDA or separately agreed to by the parties in the U.S. are generally shared equally.

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

OMONTYS sales commenced in September 2012. Subsequent to the launch of OMONTYS and recognition of product revenue by Takeda, our collaboration revenue consisted of profit equalization revenue generated from our collaboration agreement with Takeda, milestone payments, reimbursements of certain eligible development and commercial expenses, net of Takeda's own eligible expenses, and revenue previously deferred related to payments we received associated with previously expensed API, which have been sold by Takeda.  Revenue from profit equalization was calculated on a quarterly basis as the amount required so that the profit or loss realized by both Affymax and Takeda on OMONTYS equates to 50% of the total product profit or loss. Total product profit or loss on OMONTYS was calculated as gross product sales recorded by Takeda, less the following deductions recorded by Takeda: rebates and discounts, cost of goods and other gross-to-net adjustments incurred by Takeda, royalty expense incurred by us, commercialization expenses (full-time equivalents or FTE, related and out of pocket costs) incurred by both Takeda and us, and certain development costs associated with post-marketing development activities (FTE related and out of pocket costs) incurred by both Takeda and us.

In February 2013, we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of safety concerns. Effective April 1, 2013, we entered into an amendment of our collaboration agreement with Takeda pursuant to which Takeda assumed full responsibility for OMONTYS, including responsibility for the ongoing recall and investigation with the FDA, and we granted them an exclusive license to OMONTYS in consideration for potential royalties and milestones.

Revenue as compared to prior years is as follows (in thousands):

	Year ended December 31,			Percent Change
	2013	2012	2011	2013/2012	2012/2011
Collaboration revenue	$1,364	$94,358	$47,703	(99)%	98%
License and royalty revenue	5	12	17	(58)%	(29)%
Total revenue	$1,369	$94,370	$47,720	(99)%	98%

Revenue decreased $(93.0) million from $94.4 million in 2012 to $1.4 million in 2013. The decrease was due to the cessation of sales of OMONTYS upon the recall in February 2013. There have been no further sales of OMONTYS since the recall.

Revenues increased $46.7 million from $47.7 million in 2011 to $94.4 million in 2012. The increase in collaboration revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to the recognition of $60.3 million in milestone payments from Takeda related to FDA approval of OMONTYS, the European Medicines Agency, or EMA’s acceptance for review of the Marketing Authorization Application or MAA submitted by Takeda, and commercial progress on the OMONTYS product launch and our profit equalization revenue(1) related to the commencement of OMONTYS sales, and revenue previously deferred related to previously expensed API, which is partially offset by a decrease in amounts eligible for reimbursement under our Arrangement with Takeda.

 The following table presents our collaboration revenue, by revenue type, for the periods presented (in thousands):

	Year ended December 31,
	2013	2012	2011
Profit equalization revenue (1)	$5	$26,544	$—
Milestone payments	—	60,250	10,000
Revenue previously deferred related to API	—	936	—
Revenue recognized under CAPM	—	—	26,606
Net expense reimbursement after CAPM	1,364	6,628	11,097
Total collaboration revenue	$1,369	$94,358	$47,703

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

Takeda Amendment

On February 23, 2013, we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of post marketing reports regarding safety concerns, including anaphylaxis, which can be life-threatening or fatal. As a result of the voluntary recall of OMONTYS, all marketing activities were suspended and sales were ceased.

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
Operating expenses incurred by us which have been subject to reimbursement by Takeda under the Arrangement, excluding API manufacturing costs are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Research & development	$525	$15,480	$22,412
Selling, general & administrative	—	43,748	8,471
Total	$525	$59,228	$30,883

Due to the recall of OMONTYS all activities related to the product which were performed by Affymax were transferred to Takeda per the fourth amendment of the license agreement. The reimbursements received in 2013 were for payroll costs incurred by Affymax employees to assist in the transition of those activities.

The change in the mix of costs subject to reimbursement in 2012 compared to 2011 was primarily due to our company shifting from being a R&D company to a commercial company. In 2012, we commercially launched OMONTYS which resulted in much larger commercial-related reimbursements. In 2011, our primary focus was obtaining FDA approval which was more R&D-related. We expect collaboration revenue to fluctuate with changes in revenue related to the profit equalization of the collaboration and with changes in the amount of reimbursable expenses for our direct development. Revenue/loss from profit equalization is influenced by a number of factors, some of which may impact the sales of OMONTYS and reimbursement of collaboration expenses more significantly than others, including, but not necessarily limited to, our ability to reintroduce OMONTYS following the February 2013 recall and the level of reimbursable costs incurred by us versus those incurred by Takeda including costs associated with the recall, costs of the investigation and potential write offs of API or drug product inventory by Takeda. We do not expect an income statement charge for these as we believe that our exposure is adequately covered under our Advance from Takeda as of December 31, 2012. Although we are eligible to receive future milestones from Takeda, timing and amounts are extremely uncertain due to the recall.

Cost of Manufacturing API for the Collaboration
The cost of manufacturing API is not reflected in our statement of comprehensive (loss) income as we were reimbursed by Takeda for all costs we incurred with third parties. At the time of FDA approval in March 2012, we had produced approximately $20.5 million of commercial grade API that had been expensed previously as R&D expenses. As of December 31, 2012, we had a remaining balance of $17.8 million in deferred revenue related to previously expensed API shipped to Takeda. As a result of the recall, the remaining balance of deferred revenue has been reversed during the year ended December 31, 2013.

Revenue in the year ended December 31, 2012 was benefited by API material previously expensed. Our collaboration revenue related to API for the year ended December 31, 2012 was $0.9 million, compared to $0.2 million that would have been recorded as revenue if the API were not previously expensed. As of December 31, 2012, we had a remaining balance of $17.8 million in deferred revenue related to previously expensed API. Given the uncertainty of any profit equalization revenue in future periods we have recharacterized our deferred revenue as an Advance from Takeda, which is reflected as a current liability in our December 31, 2013 financial statements. As a result of the recall, we also wrote off $8.4 million of inventory and prepayments made to our contract manufacturing organizations or CMOs. Given the uncertainty in future revenues at this time, we cannot predict if or when we will start recognizing revenues from API.

Impairment of Inventory and Losses on Firm Purchase Commitments
Impairment of inventory and losses on firm purchase commitments, as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2013	2012	2011	2012/2011	2011/2010
Impairment of inventory and losses on firm purchase commitments	$—	$44,957	$—	N/A	N/A

Prior to the Amendment, we initiated orders for API with our contract manufacturing organizations, or CMOs based on forecasts from Takeda, which were based on expected demand for OMONTYS. Orders generally have commenced once there was a contractual commitment for the API from Takeda.

As a result of the inability to sell OMONTYS and the uncertainty of future revenues, we have written down our API inventory and prepayments for API being produced by our CMOs to a net realizable value of zero and have recorded a $10.4 million impairment charge related to this writedown during the year ended December 31, 2012. We have also recorded a $34.6 million loss on firm purchase commitments by applying the same lower of cost or market approach that is used to value inventory during the same period.

Collaboration cost reimbursement

Collaboration cost reimbursement as compared to the prior year are as follows (in thousands):

	Year ended December 31,			Percent Change
	2013	2012	2011	2013/2012	2012/2011
Collaboration cost reimbursement	$(43,451)	$—	$—	N/A	N/A

We recorded a benefit of $20.3 million in the quarter ended March 30, 2013, primarily related to the Takeda Q1 profit equalization payment, which represented recovery of amounts included in the $45.0 charge for impairment of inventory and loss on CMO purchase commitments in 2012. We had the right under the Arrangement to submit to Takeda for reimbursement for a portion of those charges. However because we had not presented such amounts to Takeda for reimbursement, and such reimbursements would be subject to Takeda's approval, we had not recorded a receivable for such amounts as of December 31, 2012.

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

	Year ended December 31,			Percent Change
	2013	2012	2011	2013/2012	2012/2011
Research and development expenses	$11,857	$51,738	$76,308	(77)%	(32)%

R&D expenses declined $39.9 million from 2012 to 2013. The reduction in R&D expenses in 2013 compared to 2012 was due to the recall of OMONTYS in February 2013. After the recall, we undertook a restructuring of the Company which involved the cessation of all R&D activity and a significant reduction in workforce including all R&D personnel.

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

Selling, General and Administrative Expenses
SG&A expenses consist principally of salaries, employee benefits, consulting, professional fees for legal, auditing and tax services, marketing and commercial support for OMONTYS, allocation for overhead and occupancy costs and royalty expense. SG&A, expenses as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2013	2012	2011	2013/2012	2012/2011
Selling, general and administrative expenses	$27,529	$89,714	$32,818	(69)%	173%

SG&A expenses decreased $62.2 million from 2012 to 2013. The reduction in SG&A expenses in 2013 compared to 2012 was due to the recall of OMONTYS in February 2013. After the recall, we undertook a restructuring of the company which involved a significant reduction in workforce including all but four SG&A personnel.

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

	Year ended December 31,			Percent Change
	2013	2012	2011	2013/2012	2012/2011
Impairment (gain on disposal) of prepaid expenses, fixed assets and intangible assets	$4,414	$—	$—	N/A	N/A

As a result of the product recall and related restructuring activities that occurred in the year ended December 31, 2013, we incurred impairment charges of $4.4 million. The impairment related to our prepaid expenses, fixed assets and our intangible assets related to our license with Janssen was $1.3 million, $1.9 million and $1.9 million, respectively. For the year ended December 31, 2013 we have realized a total gain upon the sale of property and equipment of $0.7 million.
Restructuring Charges
Restructuring charges and percentage changes as compared to the prior year are as follows (in thousands):

	Year ended December 31,			Percent Change
	2013	2012	2011	2013/2012	2012/2011
Restructuring charges	$16,066	$—	$—	N/A	N/A

Beginning in March 2013, we undertook plans to reorganize our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. By June 30, 2013, in addition to transitioning most activities to our collaborator, Takeda, we completed a reduction in force of most of our remaining employees, including all of our commercial and medical affairs field forces as well as other employees throughout the organization and we engaged an experienced restructuring firm, The Brenner Group.  With the engagement of the restructuring firm, we terminated the employment of our former executive officers, including our Chief Executive Officer and Chief Financial Officer. We have incurred $16.1 million in restructuring charges related to the workforce reduction during the year ended December 31, 2013.
In June 2013 we moved our remaining four employees into new offices in Cupertino, California and vacated all of our previous office buildings in Palo Alto, California. In the quarter ended June 30, 2013, we recorded an expense of $2.5 million related to the termination of use of our previous office buildings. In August 2013 we signed an agreement with our landlord for the termination of the lease. The lease termination payment included forfeiture of our deposit of $50,000, release of a letter of credit for $1.1 million and cash payment of $1.4 million. Cash collateral for the letter of credit was held by our bank and shown as restricted cash on our balance sheet as of December 31 2012. This cash was used to fund release of the letter of credit in 2013.

Interest Income (Expense), Net
Interest income (expense), net as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2013	2012	2011	2013/2012	2012/2011
Interest income	$21	$77	$169	(73)%	(54)%
Interest expense	$(1,565)	$(1,442)	$(144)	9%	901%
Interest income (expense), net	$(1,544)	$(1,365)	$25	13%	(5,560)%

The increase in interest income (expense), net during the year ended December 31, 2013 compared to the same period in 2012 was due primarily to final payment of interest and prepayment fees associated with the discharge of obligations under our loan agreement with Lenders, our launch allowance with Takeda, lower interest rates and lower average cash balance.

The increase in interest income (expense), net during the year ended December 31, 2012 compared to the same period in 2011 was due primarily to interest expense related to our notes payable with the Lenders and our launch allowance with Takeda and lower interest rates and lower average cash balance.

Other Income (Expense), Net
Other income (expense), net as compared to prior years are as follows (in thousands):

	Year ended December 31,			Percent Change
	2013	2012	2011	2013/2012	2012/2011
Other income (expense), net	$8	$(34)	$15	(124)%	(327)%

Other expense, net, for the year ended December 31, 2013 includes $10,000 of unused flex spending account funds. Other expense, net, for the year ended December 31, 2012 includes a $30,000 loss on disposal of fixed assets. Other income, net, for year ended December 31, 2011 includes a $13,000 insurance refund.

Provision for Income Taxes

We are subject to federal and state income taxes. While we did generate net income during the second quarter of 2013 due to adjustment of charges for the impairment of inventory and purchase commitments in the period, resulting in a gain during the second quarter, we were in a net operating loss position for the year 2013 and therefore have not recorded any federal or state taxes, other than $2.2 million tax benefit, which was recorded in the second quarter of 2013 as a result of statute of limitations lapsing on a previously recorded uncertain tax position, and the minimum statutory California tax, for the year ended December 31, 2013. We also did not record any tax liability for the year ended December 31, 2012 and 2011 other than the minimum statutory California tax due to the anticipated tax loss position for the year ended December 31, 2012 and 2011.
.
As of December 31, 2012, we had a net deferred tax asset balance of $7.2 million in consideration of the uncertainty in income taxes liability recorded for the same amount. In 2013, the Company adopted Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard resulted in the offset of the deferred tax asset with the uncertain tax position on the balance sheet such that there are no deferred tax assets or liabilities presented on the balance sheet as of December 31, 2013. We have incurred significant operating losses since inception and anticipate that we may incur continued losses in the future.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments at December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Cash and cash equivalents	$5,597	$68,265
Short-term investments	—	9,717
Long-term investments	—	2,323

As of December 31, 2013, we had $5.6 million in cash and cash equivalents.,
Working Capital. Working capital (deficit) was $(2.6) million at December 31, 2013, a decrease of $6.0 million from working capital as of December 31, 2012. The change in working capital was primarily attributable to:

•a decline of $72.4 million in cash, cash equivalents and marketable securities
•a decrease of $51.9 million in accrued liabilities, primarily related to accrued potential losses on firm purchase commitments in 2012 which were settled in 2013
•a decrease of $19.5 million in Advance from Takeda
•a decrease of $8.8 million in the current portion of debt.
•a decrease of $18.4 million in accounts receivable from Takeda.
We believe we have sufficient cash to fund our operations through the third quarter of 2014. However, there is significant uncertainty as to whether we will have sufficient existing cash to fund our operations beyond the third quarter of 2014. Our liabilities exceed our assets. Given our limited resources, there is no assurance that we will be able to reduce our operating expenses enough to meet our existing and future obligations. If Takeda is not able to reintroduce the product or we are not able to obtain additional funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships. If we do not have sufficient funds to continue operations, we could be required to liquidate our assets, including relinquish some or all of our existing rights to OMONTYS, seek bankruptcy protection or other alternatives and it is likely that investors will lose all or some of their investment in us. Any failure to dispel any continuing doubts about our ability to continue as a going concern could make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.
Our independent registered public accounting firm, in their most recent audit report, expressed substantial doubt about our ability to continue as a going concern.

Cash Flows during the Years Ended December 31, 2013, 2012, and 2011

In summary, our cash flows for the periods presented are as follows (in thousands):

	December 31,
	2013	2012	2011
Net cash used in operating activities	$(67,339)	$(37,180)	$(71,966)
Net cash provided by (used in) investing activities	14,400	27,995	8,001
Net cash provided by (used in) financing activities	(9,729)	23,111	54,805

Net cash used in operating activities for the years ended December 31, 2013, 2012, and 2011, was $67.3 million, $37.2 million, and $72.0 million, respectively. Net cash used in operations for all periods reflects our net loss partially offset by the benefit of payments received from Takeda related to milestone payments, non-cash expenses related to impairment of inventory and losses on firm purchase commitments and reimbursement for development and commercial expense. Cash used in operating activities in 2013 as compared to 2012 increased by $30.2 million primarily due to higher non-cash expenses related to impairment of inventory and losses on firm purchase commitments and a reduction in accrued liabilities and accounts payable in 2013 compared to 2012. Cash used in operating activities in 2012 as compared to 2011 decreased by $34.8 million primarily due to higher noncash expenses related to impairment of inventory and losses on firm purchase commitments that occurred in 2012 compared to 2011.

Net cash provided by investing activities for the year ended December 31, 2013 of $14.4 million was primarily due to maturities of investments, sale of securities, proceeds from the sale of property and equipment and change in restricted cash.  Net cash provided by investing activities for the year ended December 31, 2012 of $28.0 million was primarily due to maturities of investments, partially offset by the purchases of investments and property and equipment and payments related to OMONTYS intellectual property. Net cash provided by investing activities for the year ended December 31, 2011 of $8.0 million was primarily a result of purchases of investments partially offset by proceeds from maturities and sales of investments.

Net cash used in financing activities for the year ended December 31, 2013 was primarily attributable to repayment of notes payable of $10.0 million. In March 2012, we entered into the Loan Agreement, with the Lenders, under which we borrowed $10.0 million. On April 3, 2013, we entered into a Letter Agreement, relating to the Loan Agreement dated March 26, 2012, with the Lenders. Pursuant to the terms of the Letter Agreement: (i) we paid all amounts due and owing so as to discharge our obligations thereunder totaling $9.8 million including remaining principal, interest, final payment and prepayment fees, (ii) we waived any rights to seek additional credit extensions or unfunded commitments under the Loan Agreement, and (iii) the security interest granted to Lenders relating to substantially all of our assets, other than our intellectual property, was terminated. As of December 31, 2013, we have no amounts outstanding or owing on the Loan Agreement.

Contractual Obligations and Significant Commitments
 Our future contractual obligations, including financing costs, at December 31, 2013, are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2014	2015 -2016	2017 -2018	Thereafter
Operating lease obligations	$23	$23	$—	$—	$—
Total fixed contractual obligations	$23	$23	$—	$—	$—

In addition the amounts reflected in the table above, we have recognized as a liability on our balance sheet an Advance from Takeda of $8.2 million which may be contingently offset against future royalties that may be due to us from Takeda. Takeda funded the first $20.0 million of U.S. commercial expenses.  Amounts received under the launch allowance are non-refundable. As part of the launch allowance, Takeda is entitled to deduct up to 8% of net sales from the profit share amounts which would have otherwise been due to us each period until they have recouped an amount equal to $11.0 million (see Note 3 of Notes to Financial Statements). To date, Takeda deducted a total of $2.8 million against the profit equalization. Future royalties, if any, may be offset against the launch allowance of $8.2 million which is classified as Advance from Takeda in the balance sheet

Off-Balance Sheet Arrangements
At December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission, or SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our critical accounting policies and the use of estimates are summarized below:

Critical accounting policy	Status as of December 31, 2013

Revenue recognition - During 2013, we recognized $1.4 million of revenue under our collaboration with Takeda.
Effective April 1, 2013, we and Takeda entered into an amendment which revised the economics from a profit-sharing arrangement to a milestone and royalty-based compensation structure. The Amendment effectuated a transfer of all significant responsibilities from us to Takeda. As a result of the Amendment, Takeda assumed full responsibility for OMONTYS, including any subsequent decisions as to whether the product may be subject to reintroduction if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA. We do not expect to have any future revenues unless Takeda is able to and decides to re-launch OMONTYS, which is highly uncertain. No revenues were recognized in the six-month period ended December 31, 2013.

Inventory and manufacturing commitments - During 2012, we recorded a $10.4 million charge for the write-down of inventory to a net realizable value of zero and we recorded estimated losses on firm inventory purchase commitments of $34.6 million

During 2013, we entered into a final settlement agreement with Takeda for collaboration cost reimbursement and we recognized a benefit of $43.4 million during 2013 for the resolution of the collaboration cost reimbursement and the settlements of the inventory purchase commitments. As of December 31, 2013, there are no remaining inventory balances or inventory purchase commitments.

Restructuring and asset impairment charges - During 2013, we recorded $16.1 million of restructuring costs related to a reduction of force and the exit of our leased facilities. We also recorded $4.4 million of impairment charges.

As of December 31, 2013, our restructuring activities are substantially complete. Substantially all termination payments and lease exit costs have been paid as of December 31, 2013. The remaining restructuring accrual of $0.3 million as of December 31, 2013 relates to retention bonuses for key personnel. This retention bonus is expected to be paid in 2014. During 2013, we disposed of all fixed assets in an auction and as of December 31, 2013 there are no recorded inventories or fixed assets.

Recent Accounting Pronouncements
There are no recent accounting pronouncements which are expected to have a material effect on our financial condition or results of operations.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

As of December 31, 2013, we hold no investment or marketable securities and have no debt obligations outstanding. We have no material exposure to market risk related to interest rate changes as of December 31, 2013.
.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Affymax, Inc.
We have audited the accompanying balance sheets of Affymax, Inc. as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affymax, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, there is significant uncertainty as to whether the Company will have sufficient financial resources to fund its operations for the next 12 months. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Redwood City, California
March 31, 2014

AFFYMAX, INC.
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$5,597	$68,265
Short-term investments	—	9,717
Receivable from Takeda	—	18,365
Deferred tax assets	—	363
Prepaid expenses	725	2,731
Other current assets	—	3,069
Total current assets	6,322	102,510
Property and equipment, net	—	2,981
Restricted cash	—	1,135
Long-term investments	—	2,323
Deferred tax assets, net of current	—	6,876
Other assets	1,121	2,392
Total assets	$7,443	$118,217
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$101	$6,591
Accrued liabilities	581	52,522
Accrued clinical trial expenses	—	2,844
Deposit from Takeda	—	559
Advance from Takeda	8,189	27,715
Notes payable, current	—	8,844
Total current liabilities	8,871	99,075
Long-term income tax liability	—	10,062
Other long-term liabilities	—	799
Total liabilities	8,871	109,936
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized, 37,490,095 and 37,396,717 shares issued and outstanding at December 31, 2013 and 2012, respectively	37	37
Additional paid-in capital	556,672	551,959
Accumulated deficit	(558,137)	(543,713)
Accumulated other comprehensive income	—	(2)
Total stockholders’ equity (deficit)	(1,428)	8,281
Total liabilities and stockholders’ equity (deficit)	$7,443	$118,217

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Collaboration revenue	$1,364	$94,358	$47,703
License and royalty revenue	5	12	17
Total revenue	1,369	94,370	47,720
Operating expenses:
Impairment of inventory and losses on firm purchase commitments	—	44,957	—
Research and development	11,857	51,738	76,308
Selling, general and administrative	27,529	89,714	32,818
Collaboration cost reimbursement	(43,451)	—	—
Impairment (gain on disposal) of prepaid expenses, fixed assets and intangible assets	4,414	—	—
2013 Restructuring charge	16,066	—	—
Total operating expenses	16,415	186,409	109,126
Loss from operations	(15,046)	(92,039)	(61,406)
Interest income	21	77	169
Interest expense	(1,565)	(1,442)	(144)
Other income (expense), net	8	(34)	15
Loss before provision (benefit) for income taxes	(16,582)	(93,438)	(61,366)
Provision (benefit) for income taxes	(2,158)	(26)	1
Net loss	$(14,424)	$(93,412)	$(61,367)
Net loss per share:
Basic and diluted	$(0.39)	$(2.57)	$(1.84)
Weighted-average number of shares used in computing basic and diluted net loss per share	37,448	36,342	33,288

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(14,424)	$(93,412)	$(61,367)
Other comprehensive loss:
Change in unrealized gains (losses) on investments	2	(20)	(13)
Other comprehensive loss	2	(20)	(13)
Comprehensive loss	$(14,422)	$(93,432)	$(61,380)

The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

			Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
	Shares	Amount
Balance at December 31, 2010	25,451,338	$25	$461,425	$—	$(388,934)	$31	$72,547
Issuance of common stock upon exercise of stock options	95,917	—	371	—	—	—	371
Issuance of common stock upon vesting of restricted stock units	255,782	—	—	—	—	—	—
Proceeds from common stock issued upon public offering, net of issuance costs	9,745,762	10	53,615	—	—	—	53,625
Issuance of common stock related to the employee stock purchase plan	184,382	1	807	—	—	—	808
Deferred stock-based compensation	—	—	(5)	5	—	—	—
Amortization of deferred stock-based compensation	—	—	—	(5)	—	—	(5)
Employee stock-based compensation	—	—	9,773	—	—	—	9,773
Nonemployee stock-based compensation related to consultants	—	—	(10)	—	—	—	(10)
Nonemployee stock-based compensation related to former CEO	—	—	268	—	—	—	268
Change in unrealized loss on marketable securities	—	—	—	—	—	(13)	(13)
Net loss	—	—	—	—	(61,367)	—	(61,367)
Balance at December 31, 2011	35,733,181	36	526,244	—	(450,301)	18	75,997
Issuance of common stock upon exercise of stock options	1,129,422	1	12,028	—	—	—	12,029
Issuance of common stock upon vesting of restricted stock units	222,093	—	—	—	—	—	—
Issuance of common stock related to the employee stock purchase plan	224,908	—	1,082	—	—	—	1,082
Issuance of warrants related to Loan and Security Agreement	—	—	1,394	—	—	—	1,394
Issuance of common stock upon net exercise of warrants	60,113	—	—	—	—	—	—
Deferred stock-based compensation	—	—	87	(87)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	87	—	—	87
Employee stock-based compensation	—	—	11,055	—	—	—	11,055
Nonemployee stock-based compensation	—	—	69	—	—	—	69
Change in unrealized loss on marketable securities	—	—	—	—	—	(20)	(20)
Net loss	—	—	—	—	(93,412)	—	(93,412)
Balance at December 31, 2012	37,369,717	37	551,959	—	(543,713)	(2)	8,281
Issuance of common stock upon exercise of stock options	30,918	—	271	—	—	—	271
Issuance of common stock upon vesting of restricted stock units	89,460	—	—	—	—	—	—
Deferred stock-based compensation	—	—	(3)	3	—	—	—
Amortization of deferred stock-based compensation	—	—	—	(3)	—	—	(3)
Employee stock-based compensation	—	—	4,445	—	—	—	4,445
Change in unrealized loss on marketable securities	—	—	—	—	—	2	2
Net loss	—	—	—	—	(14,424)	—	(14,424)
Balance at December 31, 2013	37,490,095	$37	$556,672	$—	$(558,137)	$—	$(1,428)
   The accompanying notes are an integral part of these financial statements.

AFFYMAX, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(14,424)	$(93,412)	$(61,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Collaboration cost reimbursement	(43,451)	—	—
Impairment of prepaid expenses, fixed assets and intangible assets	5,118	—	—
Noncash restructuring charge	307	—	—
Impairment of inventory and losses on firm purchase commitments	—	44,957	—
Depreciation and amortization	722	1,987	2,182
Amortization of premium on investments	1	75	55
Stock-based compensation expense	4,442	11,211	10,025
Loss on (gain) on disposal of property and equipment	(704)	30	11
Noncash interest expense	811	827	144
Changes in operating assets and liabilities:
Receivable from Takeda	18,365	(9,600)	(6,937)
Inventory	—	(4,515)	—
Prepaid expenses	(441)	(5,085)	272
Other current assets	3,028	(2,732)	(77)
Other noncurrent assets	73	(2)	(289)
Accounts payable	(6,490)	5,650	620
Accrued liabilities	(28,335)	3,849	2,405
Accrued clinical trial expenses	(2,844)	(521)	(7,882)
Payable to Takeda	—	—	(5,958)
Deferred revenue	—	(5,174)	(13,322)
Deposit from Takeda	(559)	(1,438)	1,998
Long-term income tax liability	(2,159)	(27)	18
Advance from Takeda	—	17,767	6,121
Other long-term liabilities	(799)	(1,027)	15
Net cash used in operating activities	(67,339)	(37,180)	(71,966)
Cash flows from investing activities
Purchases of property and equipment	—	(1,562)	(1,265)
Payments for of intellectual property license	—	(2,500)	—
Purchases of investments	—	(13,233)	(35,799)
Proceeds from sale of investments	13,175	—	—
Proceeds from maturities of investments and restricted cash	—	45,265	45,024
Proceeds from sale of property and equipment	1,225	25	41
Net cash provided by investing activities	14,400	27,995	8,001
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	271	12,029	371
Proceeds from issuance of common stock under employee stock purchase plan	—	1,082	809
Proceeds from common stock issued upon private placement, net of issuance costs	—	—	—
Proceeds from common stock issued upon public offering, net of issuance costs	—	—	53,625
Repayment of notes payable	(10,000)	—	—
Proceeds from notes payable	—	10,000	—
Net cash provided by (used in) financing activities	(9,729)	23,111	54,805
Net increase (decrease) in cash and cash equivalents	(62,668)	13,926	(9,160)
Cash and cash equivalents at beginning of the period	68,265	54,339	63,499
Cash and cash equivalents at end of the period	$5,597	$68,265	$54,339
Supplemental disclosures of cash flow information:
Income taxes paid	$1	$1	$1
Interest paid	$792	$615	$—
Supplemental schedule of non-cash financing activities:
Advance from Takeda	$—	$1,828	$—
Change in unrealized gain (loss) on investments	$2	$(20)	$(13)
Deferred stock-based compensation, net of cancellations	$3	$87	$(5)
Warrants issued in connection with notes payable	$—	$1,394	$—

The accompanying notes are an integral part of these financial statements.

 AFFYMAX, INC.
NOTES TO FINANCIAL STATEMENTS

1.                 The Company

Affymax, Inc., a Delaware corporation, was incorporated in July 2001. In March 2012, the U.S. Food and Drug Administration, or FDA, approved our first and only product, OMONTYS® (peginesatide) Injection for the treatment of anemia due to chronic kidney disease in adult patients on dialysis. OMONTYS is a synthetic, peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells and has been the only once-monthly ESA available to the adult dialysis patient population in the U.S. We co-commercialized OMONTYS with our collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda during 2012 until February 2013, when we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of safety concerns. Effective April 1, 2013, we entered into an amendment of our collaboration agreement with Takeda pursuant to which Takeda assumed full responsibility for OMONTYS, including responsibility for the ongoing recall and investigation with the FDA, and we granted them an exclusive worldwide license to OMONTYS in consideration for potential milestones and royalties.
We have experienced significant operating losses since inception. The recall of OMONTYS has severely harmed our business, financial condition, and prospects as a going concern and even with the transition of responsibilities effectuated by the Takeda amendment and the reductions in force, these planned cost reductions may not be sufficient for us to continue as a going concern. The recall has also limited our access to funds. We may be unable to continue our operations or to succeed in the existing and potential future litigation, particularly with the reductions in force and in view of our limited resources and funds. We may explore various strategic alternatives, including a sale of the Company or our assets or a corporate merger. We are considering all possible alternatives, including wind-down of operations or bankruptcy proceedings. As of December 31, 2013, we had an accumulated deficit of $558.1 million.

Going Concern
Because we have not made an irrevocable decision to liquidate, the accompanying financial statements have been prepared under the assumption of a going concern basis that contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $558.1 million as of December 31, 2013. Nearly all of our revenues to date have come from our collaboration with Takeda. As a result of the February 23, 2013 nationwide voluntary recall of OMONTYS and the suspension of all marketing activities, there is significant uncertainty as to whether we will have sufficient existing cash to fund our operations. As of December 31, 2013 we have cash of $5.6 million and current liabilities of $8.9 million. We believe that our cash will be sufficient to fund our operations through the third quarter of 2014, but there is significant uncertainty as to whether our cash will be sufficient to fund our operations past the third quarter of 2014. Given our limited resources, there is no assurance that we will be able to reduce our operating expenses enough to meet our existing and future obligations and conduct ongoing operations. If we do not have sufficient funds to continue operations, we could be required to liquidate our assets, seek bankruptcy protection or other alternatives. Further, given our limited resources, our cash may not be sufficient to fund operations through the third quarter if unforeseen events occur that require additional cash expenditures. These matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.                 Summary of Significant Accounting Policies

Concentration of Risk

Our future revenue is based on only one source of product-related revenue, OMONTYS which has bee recalled/discontinued. If Takeda is not successful in identifying the cause of the recall and is unable or unwilling to reintroduce OMONTYS, we have no prospects for other sources of revenue.

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
Restricted Cash
There is no restricted cash as of December 31, 2103.
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

In addition to the profit sharing and reimbursement of the costs described above, the Arrangement provided us the potential to earn substantive at risk milestone payments upon achievement of contractual criteria (see Note 3 of Notes to Financial Statements). However, timing and amounts of these milestones are extremely uncertain due to the recall.

During the commercialization period, our obligations include ongoing regulatory work to obtain and maintain FDA approval and commercialization efforts related to our product launch and promotion and marketing of OMONTYS.

For each source of collaboration revenue, we apply the following revenue recognition model:

•
Expense reimbursement revenue. Revenues related to reimbursements by Takeda of third-party development expenses (70/30 split per the Arrangement) and commercialization expenses (shared 50/50 according to the Arrangement) are recognized as revenue in the period the related costs are incurred.  Revenues related to reimbursement of costs of full-time equivalents, or FTEs, engaged in development related activities such as post-

marketing studies, are recognized as revenue in the period the related costs are incurred. Such reimbursement is based on contractually negotiated reimbursement rates for each FTE as specified in the Arrangement.  Subsequent to the launch of OMONTYS and recognition of product revenue by Takeda, reimbursement of commercialization expenses and development costs (both FTE and out of pocket costs) associated with post-marketing development activities, is incorporated into the profit equalization revenue as required under the Arrangement in order to effect the 50/50 profit split, as described below.  As part of the Amendment with Takeda, both Parties agreed that they will no longer share expenses related to third-party development (70/30 split) and commercialization (50/50 split) as of April 1, 2013. Except for certain transition services that we performed in April 2013 for full reimbursement of $0.5 million, any expenses incurred by either us or Takeda after April 1, 2013 shall be the responsibility of the respective party and neither us or Takeda has the obligation to share expenses with each other.

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

Below is a summary of the components of our collaboration revenue for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year ended December 31,
	2013	2012	2011
Profit equalization revenue	$5	$26,544	$—
Milestone payments	—	60,250	10,000
Revenue previously deferred related to API	—	936	—
Revenue recognized under CAPM	—	—	26,606
Net expense reimbursement after CAPM	1,364	6,628	11,097
Total collaboration revenue	$1,369	$94,358	$47,703

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

We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements.  Any expired inventory is disposed of and the related costs are recognized as expense. The voluntary recall of OMONTYS in February 2013 impacted the recoverability of our inventories based on assumptions about expected demand and net realizable value. In the December 31, 2012 balance sheet, given the significant uncertainty of demand following the recall, we had written down our API inventory and prepayments made to our CMOs to the net realizable value of zero. We also established an accrual for estimated losses on firm inventory purchase commitments by applying the same lower of cost or market approach that is used to value inventory. As of March 31, 2013 this accrued commitment was $32.9 million. However, in the second quarter of 2013, we were able to settle these obligations for $11.0 million resulting in a favorable adjustment to our operating results of $21.9 million in the quarter ended June 30, 2013. As of December 31, 2013, there was no remaining manufacturing obligations or accrued balance.

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

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Assets under capital lease and leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the related lease. Maintenance and repairs are charged to operations as incurred. All equipment was determined to be held for sale in May 2013 and accordingly no further depreciation was recorded after that determination. Equipment categorized as held for sale on the balance sheet during the year and subsequently sold had a net book value of $0.5 million. All equipment other than computers retained for data storage was sold as of June 30, 2013 and the carrying value of equipment was reduced to zero upon completion of the sale.
Valuation of Long-Lived Assets, Prepaids and Other Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping's carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping's carrying value and its fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Long-lived assets such as intangible assets and property, plant and equipment are considered non-financial assets, and are recorded at fair value only when an impairment charge is recognized. The recall of OMONTYS was considered to be an impairment indicator for certain assets. We evaluated the recoverability of our assets and determined that certain assets were impaired. We recorded impairment charges for the year ended December 31, 2013 of $4.4 million. These charges are reflected in the statement of operations under the caption "Impairment (gain on disposal) of prepaid expenses, fixed assets, and intangible assets.

Net Loss Per Common Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Stock options, warrants, unvested restricted stock units or RSUs, and common stock issuable pursuant to the 2006 Employee Stock Purchase Plan were not included in the diluted net loss per common share calculation for the periods presented because the inclusion of such shares would have had an antidilutive effect.

The computations for basic and diluted net loss per share are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(14,424)	$(93,412)	$(61,367)
Denominator:
Weighted-average number of common shares used in computing basic and diluted net loss per common share	37,448	36,342	33,288
Basic and diluted net loss per common share	$(0.39)	$(2.57)	$(1.84)

The following shares were excluded from the computation of diluted net loss per common share for the periods presented because including them would have an antidilutive effect (in thousands):

	Year ended December 31,
	2013	2012	2011
Options to purchase common stock	1,840	4,858	4,262
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	—	40	41
Restricted stock units	—	297	362
Warrant to purchase common stock	424	424	426
Stock-Based Compensation
We account for equity instruments issued to employees and directors under the authoritative guidance for share-based payments.
The equity instruments we most typically grant are stock options and RSUs. Stock options are valued using the Black-Scholes valuation model while the fair value of RSUs is equivalent to the market value of the equivalent number of shares of common stock on the date of grant. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest or do not vest as a result of employee terminations prior to vesting.
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

On February 23, 2013, we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of post-marketing reports regarding safety concerns, including anaphylaxis. As a result of the voluntary recall of OMONTYS, all marketing activities were suspended. Effective April 1, 2013, we and Takeda entered into the Amendment to the February 2006 and June 2006 agreements to amend and restate the ongoing respective roles and responsibilities and related commitments and financial terms between the Parties, including the termination of the Collaboration and License Agreement dated as of February 13, 2006, under which we had granted Takeda a certain right and license for the development and commercialization in Japan of OMONTYS, as amended by the First Amendment, dated April 1, 2007, the Second Amendment, dated January 1, 2008 and the Third Amendment, dated November 7, 2011, as well as the related manufacturing supply, safety, quality and co-promotion agreements between the parties. The Amendment revised the economics from a profit-sharing arrangement to a milestone and royalty-based compensation structure to us effective as of April 1, 2013. The Amendment is part of our ongoing restructuring efforts resulting from the voluntary recall announced on February 23, 2013 related to OMONTYS, the suspension of U.S. marketing and promotional activities, and the ongoing investigation with the FDA.
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

Collaboration revenue reported on our statement of operations consists of the nonrefundable upfront license fees, reimbursement for the sale of API net of costs incurred, net reimbursement of certain development and commercial expenses, revenues from product profit sharing, and milestone payments. We recognized $1.4 million, $94.4 million, and $47.7 million of collaboration revenue during the year ended December 31, 2013, 2012, and 2011, respectively. Of the $1.4 million received in 2013, $0.5 million represented reimbursement for transition personnel assisting in the transfer of regulatory responsibilities to Takeda. The amount receivable from Takeda as of December 31, 2013 and December 31, 2012 was $0.0 million and $18.4 million, respectively.

Development and Commercialization of OMONTYS in the U.S. Prior to the April 2013 Amendment

Prior to the Amendment, Takeda bore responsibility for 70% of all third-party expenses related to U.S. development and 50% of all third party expenses related to U.S. commercialization. Certain employee-related expenses supporting the commercialization of OMONTYS in the U.S. were also shared equally.  In addition, costs of certain employees in clinical, regulatory and other development functions supporting any post-marketing development activities such as additional clinical trials required by the FDA as a condition of the approval of OMONTYS in March 2012 or other activities separately agreed to by the parties in the U.S. were shared equally. As part of the Amendment between us and Takeda, both Parties agreed that they will no longer share expenses related to third-party development (70/30 split) and commercialization (50/50 split) as of April 1, 2013. Any expenses incurred by either us or Takeda after April 1, 2013 shall be the responsibility of the respective party and neither Affymax nor Takeda has the right to share expenses with each other.

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

In June 2006, Takeda subsequently received an exclusive license to develop and commercialize the product outside of the U.S. Takeda bears all costs for product clinical development in support of regulatory approval for all territories outside the U.S. and will pay us a variable royalty based on annual net sales of the product outside the U.S. In February 2012, Takeda announced the acceptance for assessment from the Eupopean Medicines Agency or EMA of a Marketing Authorization Application or MAA for OMONTYS for the treatment of symptomatic anemia associated with chronic kidney disease in adult patients on dialysis.  As a result of the recall of OMONTYS, the MAA application has been withdrawn.

Launch Allowance

As noted above, Takeda bore responsibility for 50% of all third party expenses related to the commercialization of OMONTYS in the U.S. Takeda also provided a launch allowance to help fund the initial costs associated with preparing to launch under which it committed to fund the first $20.0 million of U.S. commercial expenses incurred in total by us and Takeda. Amounts received under the launch allowance are non-refundable; under the Amendment, however, Takeda is entitled to deduct up to 8% from any future payments made to us under the royalty or milestone provisions until they have recouped an amount equal to $11.0 million ($10.0 million plus a $1.0 million fixed amount that represents interest). As of December 31, 2013, our liability balance under the launch allowance is $8.2 million.

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

API Supply Agreement

In November 2011, as contemplated under the Arrangement, we and Takeda executed a Commercial API Supply Agreement. Under the terms of the API Supply Agreement, we were responsible for the manufacture and supply of all quantities of API to be used in the development and commercialization of OMONTYS worldwide. Takeda reimbursed us for our cost of API plus 20%. Takeda was responsible for the fill and finish steps in the manufacture of OMONTYS worldwide under the Arrangement. As of December 31, 2012 we had a balance of $17.8 million recorded as an Advance from Takeda which was related to deferred revenue on API shipped to Takeda. As a result of the recall and the impairment charges recorded on the OMONTYS inventory during 2012, the remaining balance of deferred revenue was reversed as of June 30, 2013.

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
In addition to the binding CMO purchase commitments, we also had $10.4 million in inventory and prepayments made to our CMOs on our balance sheet as of December 31, 2012. As a result of the inability to sell OMONTYS and the uncertainty of future revenues, we have written down our API inventory and prepayments for API being produced by our CMOs to a net realizable value of zero and recorded a $10.4 million impairment charge related to this writedown during the year ended December 31, 2012. Of the total $45.0 million charge for impairment of inventory and loss on CMO purchase commitments recorded in 2012, we recorded a benefit of $20.3 million in the first quarter of 2013, primarily related to the collaboration cost reimbursement under the Takeda Q1 profit equalization payment. As a result of the fourth Amendment, Takeda assumed full responsibility for OMONTYS. This includes the ongoing investigation of OMONTYS as well as any subsequent decisions as to whether the product may be subject to reintroduction. Reintroduction would be possible only if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA.
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
In consideration of the license grant, we agreed to pay royalties on the sales of OMONTYS, which began with the launch of the product in the U.S. in 2012 and was suspended on February 26, 2013. We also agreed to pay base milestones plus possible additional milestones in connection with our partnering activities relating to OMONTYS or merger and acquisition activities. As of December 31, 2013 no further milestone obligations remain.
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
Settlement and License Agreement with Janssen
In November 2011, we entered into the Settlement and License Agreement with Janssen under which we obtained a non-exclusive license to the intellectual property in dispute, a covenant not to sue and a release of all claims associated with the arbitration and dispute. The Settlement and License Agreement also provides for the dismissal of all pending proceedings. The Settlement and License Agreement required us to make two fixed payments to Janssen, $6.0 million, which was paid in December 2011, and $2.0 million, which was paid in June 2012.  Upon execution of the Settlement and License Agreement in the fourth quarter of 2011, we recorded $8.0 million of R&D expense relating to the fixed payments.  The Settlement and License Agreement also required us to make a $2.5 million milestone payment to Janssen upon FDA regulatory approval of OMONTYS, and requires us to make a $2.5 million milestone payment to Janssen upon regulatory approval of OMONTYS in the first major European country. Upon FDA approval in March 2012, we capitalized $2.5 million related to the first milestone payment during the first quarter of 2012 as an other asset. The resulting asset was to be amortized over the expected life of the related patent family, the last-expiring patent of which expires in June 2016. This $2.5 million milestone payment was paid to Janssen in April 2012. For the year ended December 31, 2013, as a result of the recall, we recorded a $1.9 million impairment charge related to this asset, bringing the asset value to zero.
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

Depreciation and amortization expense for the years ended December 31, 2013, 2012, and 2011, was $0.7 million, $2.0 million, and $2.2 million, respectively. In addition to the expense noted above, we also incurred $1.9 million in impairment charges for the year ended December 31, 2013. In May of 2013 management committed to a plan to sell all of the Company's property and equipment. The assets were classified as held for sale and depreciation expense was recorded through May 15, 2013. The assets were sold in June of 2013 for $1.2 million. The book value of the assets sold was $0.5 million after the impairment charge and a gain of $0.7 million was recorded in the year ended December 31, 2013.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued potential losses related to firm purchase commitments	$—	$34,599
Restructuring accrual	315	—
Compensation-related expenses	—	12,837
SG&A related costs	266	3,633
R&D related costs	—	830
Other	—	623
	$581	$52,522

6.                 Investments

We held no investments as of December 31, 2013 and there were no realized gains or losses on investments during the years ended December 31, 2013, 2012, or 2011. A summary of our investments outstanding as of December 31, 2012 is as follows (in thousands):

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

The carrying amount of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximates fair value due to their relatively short maturities, and low market interest rates if applicable.

We held no assets or liabilities as of December 31, 2013 which were remeasured to fair value on a recurring basis.
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

In conjunction with the product recall and related restructuring activities, management evaluated our property and equipment and committed to a plan to sell all non-essential equipment. Equipment and leasehold improvements were categorized as held for sale in May 2013 and sold in June 2013. No equipment or other fixed assets remain on the balance sheet at December 31, 2013.

8.                 Loan and Security Agreement

In March 2012, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or, collectively, the Lenders, under which we borrowed $10.0 million.

On April 3, 2013, we entered into a Letter Agreement, under which (i) we paid all amounts due and owing so as to discharge our obligations thereunder which totaled $9.8 million including remaining principal, interest, final payment and prepayment fees, (ii) we waived any rights to seek additional credit extensions or unfunded commitments under the Loan Agreement, and (iii) the security interest granted to Lenders relating to substantially all of our assets, other than our intellectual property, was terminated. As of December 31, 2013 we had no remaining notes payable outstanding.

9. Commitments and Contingencies
Operating Leases
In June 2013 we moved our remaining four employees into offices in Cupertino, California and vacated all of our facilities in Palo Alto, California. The lease expires in July 2014.
Rent expense for the years ended December 31, 2013, 2012, and 2011 was $1.8 million, $3.6 million and $3.2 million, respectively. We recognize rent expense on a straight-line basis over the lease period.
Future minimum payments under non-cancelable lease obligations as of December 31, 2013 are as follows (in thousands):

2014	23
Total minimum lease payments	$23

Legal Proceedings
Shareholder Litigation
       On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants the Company, certain of its officers, Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc. A second complaint naming the same defendants was filed on March 6, 2013. On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint that had been filed on March 6, 2013.  On July 22, 2013, a consolidated amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its former officers.  The consolidated amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding OMONTYS, the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.  On September 20, 2013, the Company and the individual defendants (collectively, “Defendants”) filed a motion to dismiss the consolidated amended complaint.  On November 19, 2013, the plaintiff filed her opposition to the motion to dismiss and on December 19, 2013, Defendants filed their reply in support of their motion to dismiss.  The hearing on the motion to dismiss occurred on January 15, 2014.  On January 21, 2014, the Court issued its order granting the motion to dismiss regarding violations of Section 20(a) against all Defendants and it granted the motion to dismiss in part, denying the motion to dismiss in part, and providing plaintiffs with an opportunity to amend the complaint.   On February 18, 2014, the Court, pursuant to a stipulation by the parties, stayed the litigation for ninety days to allow the parties to conduct settlement discussions.

        On March 19, 2013 and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our current and former officers and directors as defendants (the “State Court Derivative Action”). The lawsuits allege that certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the Company's business health, which was tied to the success of OMONTYS. The lawsuits also assert claims for unjust enrichment and corporate waste.  On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2013 as the operative complaint. On August 6, 2013, the Court stayed the State Court Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the State Court Derivative Action be stayed in its entirety until resolution of the securities class action.
.

On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”). The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action. On October 21, 2013, the Court ordered a stay in the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the Federal Derivative Action be stayed until resolution of the securities class action.

        Additional complaints may be filed against us and our directors and officers related to our recall of OMONTYS.
Product Liability Litigation
On or about February 13, 2014, a complaint was filed by an individual plaintiff in the Fourth Judicial District Court (Ouachita Parish) of the State of Louisiana, naming as defendants the Company, Takeda Pharmaceuticals America, Inc., Takeda Pharmaceuticals U.S.A., Inc., Takeda Development Center Americas, Inc., Takeda Pharmaceuticals International, Inc., Takeda Pharmaceutical Company Limited, Fresenius Medical Care Monroe, LLC, and Fresenius Medical Care Holdings, Inc., and indicating an intention to add two physicians as defendants.  The plaintiff seeks to hold the defendants liable in connection with the death of her husband on February 15, 2013.  The complaint alleges that the Company and certain other defendants are liable under the Louisiana Products Liability Act, La.R.S. 9:2800.51, et seq., other Louisiana statutes, and otherwise in connection with their alleged acts and omissions with respect to OMONTYS.  The plaintiff seeks various categories or types of damages, including, without limitation, damages for her and her late husband’s alleged losses and injuries, punitive or exemplary damages, the price of OMONTYS and reasonable expenses occasioned by the sale of that drug, and other relief as set forth in the complaint.  We are continuing to review the complaint with our partner, Takeda and there can be no assurances that additional product liability complaints will not be brought.

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

10. Stockholder's Equity
Preferred Stock
Our Certificate of Incorporation, as amended and restated in December 2006, designates and authorizes 10,000,000 shares of $0.001 par value preferred stock, none of which were issued and outstanding as of December 31, 2013 and 2012. The rights, preferences and privileges of any preferred stock to be issued pursuant to our current Certificate of Incorporation, as amended and restated, have yet to be established.
No dividends on preferred stock have been declared since inception through December 31, 2013.
Common Stock
Our Certificate of Incorporation authorizes us to issue 100,000,000 shares of $0.001 par value common stock. As of December 31, 2013, and 2012, respectively we had 37,490,095 and 37,369,717 shares of common stock issued and outstanding.
No dividends on common stock have been declared since inception through December 31, 2013.

Warrants
Warrants to purchase an aggregate of 423,971 shares of common stock, at an exercise price of $16.78 per share, were issued in March 2009, which was related to a private placement. The warrants expired on March 2, 2014.
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
The 2006 Plan provides for both the granting of stock awards, including stock options and RSUs, to our employees, directors and consultants. Stock options granted under the 2006 Plan may be either ISOs or NSOs. ISOs may be granted only to our employees. NSOs may be granted to our employees, directors and consultants. Stock options under the 2006 Plan may be granted with a maximum life of 10 years and at prices no less than the fair market value of our common stock on the date of grant. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the fair market value of our common stock on the date of grant. To date, stock options granted generally become exercisable over four years and do not allow for the early exercise of options prior to vesting. The terms of the RSUs granted by us to date provide for vesting and delivery of shares of common stock generally over three years or are subject to performance based vesting upon milestones (described below). As of December 31, 2013, we reserved 8,308,443 shares of common stock for issuance under the 2006 Plan.
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
As a result of the OMONTYS recall and subsequent reduction in force of almost all personnel the majority of outstanding options were forfeited and returned to the plan in 2013. The only participants in the plan include Board members and the remaining employees. There were 4,906,238 total shares available for grant, combined, under the 2001 and 2006 Plans as of December 31, 2013.
2006 Employee Stock Purchase Plan
Upon the effectiveness of our initial public offering in December 2006, we adopted the 2006 Employee Stock Purchase Plan or the Purchase Plan. As a result of the OMONTYS recall and subsequent reduction in force of almost all personnel the Board of Directors elected in May 2013 to terminate future offerings under the Employee Stock Purchase Plan. For the year ended December 31, 2013, 2012, and 2011, 0, 224,908 and 184,382 shares of common stock, respectively, were purchased under the Purchase Plan.

11.                 Stock-Based Compensation

During the year ended December 31, 2013, we terminated substantially all of our employees. Upon termination, the difference between the expected forfeiture rate and the actual forfeiture rate was adjusted in the recognition of the stock-

based compensation, and resulted in an offset to expense for some groups of employees. Stock-based compensation was recorded in the statements of operations as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Research and development	$878	$4,324	$4,632
Selling, general and administrative	3,564	6,887	5,393
Total	$4,442	$11,211	$10,025
We granted the following stock options and RSUs to employees and directors as follows:

	Year ended December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Stock options	888,778	$15.79	2,142,286	$8.26	1,110,924	$4.41
Restricted stock units	393,195	$16.36	184,963	$7.99	220,856	$6.96
As of December 31, 2013, there was unrecognized compensation cost of $2.4 million related to these stock options and RSUs. The unrecognized compensation cost as of December 31, 2013 is expected to be recognized over a weighted-average amortization period of 1.8 years.
Valuation assumptions and expense recognition
We estimate the fair value of employee and director stock options using the Black-Scholes valuation model. The fair value of employee and director stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee and director stock options was estimated using the following weighted-average assumptions for the years ended December 31, 2013, 2012, and 2011:

	Year ended December 31,
	2013	2012	2011
Expected volatility	120%	81%	80%
Risk-free interest rate	0.77%	0.89%	1.86%
Dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	5.4	5.5	5.6
The expected term of stock options represents the average period the stock options are expected to remain outstanding. For the year ended December 31, 2013, the expected term was based on our historical information on employee exercise and post-vesting employment termination behavior. For the years ended December 31, 2012 and 2011, the expected term was based on the expected terms for industry peers as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for our stock options for the year ended December 31, 2013 was based on our historical volatility of our common stock. The expected stock price volatility for our stock options for the years ended December 31, 2012 and 2011 was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of our industry peers as we did not have any significant trading history for our common stock. Industry peers consist of several public companies in the biopharmaceutical industry similar in size, stage of life cycle and financial leverage. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.
We measured the fair value of RSUs using the closing price of our stock on the grant date. The fair value of RSUs is being amortized on a straight-line basis over the requisite service period of the awards.
We estimated the fair value of employee stock purchase rights granted under the Purchase Plan using the Black-Scholes valuation model. The weighted-average fair value of each stock purchase right for the years ended December 31, 2013, 2012, and 2011 was $0.00, $4.36 and $2.63 per share, respectively. As a result of the OMONTYS recall and subsequent reduction in force of almost all personnel the Board of Directors elected in May 2013 to terminate future offerings under the Employee Stock Purchase Plan. There were no purchases in 2013. The fair value of employee stock purchase rights were estimated using the following assumptions for the years ended December 31, 2013, 2012 and 2011:

Year ended December 31,
	2013	2012	2011
Expected volatility	—%	50%-106%	50%-157%
Risk-free interest rate	—%	0.04%-0.57%	0.04%-1.00%
Dividend yield	—%	—%	—%
Expected term (in months)	—	6-24	6-24
The expected term of employee stock purchase rights represents the period the employee stock purchase rights are expected to remain outstanding. The Purchase Plan permits eligible employees to purchase common stock at 6 month intervals at a discount through payroll deductions during defined offering periods. The expected stock price volatility for the years ended December 31, 2012 and 2011 was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of our industry peers as we did not have any significant trading history for our common stock. Industry peers consist of several public companies in the biopharmaceutical industry similar in size, stage of life cycle and financial leverage. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our employee stock purchase rights. The expected dividend assumption is based on our history and expectation of dividend payouts.
There were no tax benefits related to employee stock-based compensation for the years ended December 31, 2013, 2012, and 2011.
Stock Option and Restricted Stock Unit Activity
The following tables summarize information about stock option and RSU activity for the year ended December 31, 2013:

	Number of Shares	Weighted- Average Exercise Price (Per Share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(2)
Stock Options:
Balances at December 31, 2012	4,857,536	$13.49
Granted	888,778	18.83
Exercised (3)	(30,918)	8.77
Forfeited	(2,889,025)	13.35
Cancelled	(986,514)	13.74
Balances at December 31, 2013	1,839,857	$16.24	3.56	$—
Options exercisable at December 31, 2013	1,551,929	$17.06	2.76	$—
Options vested and expected to vest at December 31, 2013	1,834,691	$16.24	3.55	$—

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(2)
Restricted Stock Units:
Balances at December 31, 2012	296,723	$7.54
Granted (time-based)	393,195	16.36
Vested	(89,460)	7.58
Forfeited	(600,458)	—
Balances at December 31, 2013	—	$—	—	$—

_______________________________________________________________________________

(1)	The weighted average price per share is determined using exercise price per share for stock options and fair value per share on grant date for restricted stock units.

(2)	The aggregate intrinsic value is calculated as:

•	For options: the difference between the exercise price of the option and the fair value of our common stock for in-the-money options at December 31, 2013.

•	For restricted stock units: the difference between the grant date fair value of the unit and the fair value of our common stock for in-the-money units at December 31, 2013.

(3)
The total intrinsic value of stock options exercised was $0.3 million, $10.6 million, and $0.3 million during the years ended December 31, 2013, 2012, and 2011, respectively, and was determined at the date of each exercise.

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

The total fair value of stock options that vested during the years ended December 31, 2013, 2012 and 2011 was $3.2 million, $6.2 million and $7.2 million, respectively. The total fair value of RSUs and PRSUs that vested during the years ended December 31, 2013, 2012 and 2011 was $0.1 million, $0.8 million and $0.9 million, respectively.
The stock options outstanding and exercisable by exercise price at December 31, 2013 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
$0.80 - 10.99	728,358	8.21	$7.31	542,799	$7.32
$11.00 - 20.22	417,558	8.12	$16.87	333,921	$16.23
$20.23 - 32.89	583,246	6.81	$23.56	564,509	$23.59
$32.90 - 33.97	110,700	3.78	$33.97	110,700	$33.97
$0.80 - 33.97	1,839,862	7.73	$16.23	1,551,929	$17.06
Deferred Stock-Based Compensation
In September 2003, we approved the repricing of existing employee stock options from $4.00 to $0.80 per share, which was deemed to be the fair market value. As a result of the repricing, stock options are subject to variable accounting. At December 31, 2013, no repriced stock options remained outstanding. During the years ended December 31, 2013, 2012, and 2011, we have recorded deferred stock-based compensation (benefit) related to these stock options of $(3,000), $87,000, and $(5,000), respectively, and recorded stock-based compensation (income) expense of $(3,000), $87,000, and $(5,000), respectively.

Nonemployee Stock-Based Compensation
Stock-based compensation expense related to stock options granted and common stock issued to nonemployees is recognized as the stock options are earned. We believe that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. The fair value of stock options granted to nonemployees is calculated at each grant date and remeasured at each reporting date. The stock-based compensation expense related to a grant will fluctuate as the fair value of our common stock fluctuates over the period from the grant date to the vesting date. There were no stock options granted to nonemployees or related expense recorded in 2013. We recorded nonemployee stock-based compensation (benefit) expense of $1,000, $69,000, and $(10,000), respectively, for the years ended December 31, 2013, 2012, and 2011.
12.                 Restructuring Charge

2011 Restructuring

As a result of a May 2010 amendment to our operating lease, we took possession of approximately 16,000 square feet of additional office space adjacent to our corporate headquarters in Palo Alto, California in May 2011.  During the year ended December 31, 2011, management concluded that we would not occupy this additional office space.  Given these plans and the fact that this space is adequately separable from our existing facilities, we recorded total restructuring charges of $869,000 during the year ended December 31, 2011, which represents the present value of the estimated future facility costs for which we expected no future economic benefit over the term of our lease, net of estimated future sublease income. The $869,000 charge, as well as $72,000 of accretion was recorded during the year ended December 31, 2011 in SG&A expenses in the statement of operations.

The estimates underlying the fair value of the lease-related restructuring liability involved significant assumptions regarding the time required to contract with a subtenant, the amount of space we would be able to sublease, the range of potential sublease rates and the level of leasehold improvement expenditures that would be incurred to sublease the property.

In March 2012, we entered into a sublease agreement with a third party to sublease approximately 8,000 of the 16,000 square feet of the available office space.  The sublease originally had a twenty-eight month term that began on May 1, 2012 and ended on August 31, 2014. This sublease was terminated along with our operating lease termination in 2013.  In March 2012, management concluded that the remaining excess office space could not effectively be sub-leased due to the sublease of only a portion of the broader space, prevailing market conditions, and our assessment of the marketability of the remaining space given the size and remaining term.  As a result of this determination, and due to other developments in our operations, management elected to reconfigure the remaining space to make it available for use by the Company as needed.  As a result, we reversed a net amount of $336,000 relating solely to the new sublease and the related space during the three months ended March 31, 2012.

In August of 2011, we initiated a restructuring plan to lower annual operating expenses that included a planned reduction in force of 22 positions.

The following table summarizes the accrual balance and utilization by type for the 2011 restructuring (in thousands):

	Facilities Related	Employee Related	Total
Balance as of January 1, 2011	$—	$—	$—
Restructuring charge accrued	869	975	1,844
Cash payments	(431)	(710)	(1,141)
Accretion	72	—	72
Balance as of January 1, 2012	510	265	775
Restructuring charge accrued	77	6	83
Adjustments	(413)	(62)	(475)
Cash payments	(214)	(209)	(423)
Accretion	11	—	11
Balance as of December 31, 2012	(29)	—	(29)
Adjustments	29	—	29
Balance at December 31, 2013	$—	$—	$—

2013 Restructuring

On February 23, 2013, we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of post marketing reports regarding safety concerns, including anaphylaxis, which can be life-threatening or fatal. As a result of the voluntary recall of OMONTYS, all marketing activities were suspended and we have also suspended or terminated manufacturing activities.

In March 2013, we began implementing plans to restructure our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. As of June 30, 2013, in addition to transitioning many of the ongoing activities to our collaborator, Takeda, we completed a reduction in force of almost all our personnel, including all of our commercial and medical affairs field forces as well as other employees throughout the organization.  We have recorded $16.1 million in restructuring charges related to the workforce reduction and facilities during the year ended December 31, 2013.

The following table summarizes the accrual balance and utilization by type for the 2013 restructuring (in thousands):

	Facilities Related	Employee Related	Total
Balance as of December 31, 2012	$—	$—	$—
Restructuring charges accrued	2,500	14,766	17,266
Adjustments	—	(1,200)	(1,200)
Cash payments	(2,500)	(13,251)	(15,751)
Balance at December 31, 2013	$—	$315	$315

13. Income Taxes
The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Provision (benefit) for income taxes:
Current provision (benefit) for income taxes:
Federal	$(26)	$(27)	$—
State	(2,132)	1	1
Total current provision (benefit) for income taxes	(2,158)	(26)	1
Deferred tax benefit:
Federal	—	—	—
State	—	—	—
Total deferred tax benefit	—	—	—
Provision (benefit) for income taxes	$(2,158)	$(26)	$1
We recorded a provision for minimum statutory state tax and provided no federal tax as a result of our net operating loss for the year ended December 31, 2013, 2012 and 2011. For the year ended December 31, 2013, a tax benefit was recognized due to changes in uncertain tax positions.
We incurred significant operating losses since inception and anticipate that we may incur continued losses in the future.

A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year ended December 31,
	2013	2012	2011
Federal statutory income tax rate	(35.00)%	(35.00)%	(35.00)%
State income taxes, net of federal benefit	(12.85)	—	—
Stock-based compensation expense	9.76	3.04	4.15
Change in valuation allowance	(7.89)	32.52	(56.26)
Change in federal rates and prior year true ups	32.81	(0.64)	0.70
Permanent differences	0.32	0.08	0.08
Tax credits	—	—	2.66
Changes in tax reserves	(0.15)	(0.03)	—
Impairment of tax attributes due to ownership change	—	—	83.67
Provision (benefit) for income taxes	(13.00)%	(0.03)%	0.00%
Deferred tax assets consist of the following (in thousands):

	December 31,
	2013	2012
Net operating loss carryforwards	$138,165	$113,956
Federal and State credit carryforwards	4,263	4,249
Depreciation and amortization	8,174	11,866
Capitalized start-up costs	1,037	1,185
Accrued liabilities and allowances	6,694	35,955
Gross deferred tax assets	158,333	167,211
Deferred tax liability	—	—
Net deferred tax asset	158,333	167,211
Less: Valuation allowance	(158,333)	(159,971)
Net deferred tax assets	$—	$7,240
Management establishes a valuation allowance for those deductible temporary differences when it is more likely than not that some or all of the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon our ability to generate taxable income during the periods in which the temporary differences are deductible. Management considers the historical level of taxable income, projections for future taxable income, taxable income in carryback years and tax planning strategies in making this assessment. Management's assessment in the near term is subject to change if estimates of future taxable income during the carryforward period are increased. The valuation allowance decreased $1.6 million during the year ended December 31, 2013 and increased $35.4 million during the year ended December 31, 2012. As of December 31, 2013 and 2012, we have a net deferred tax asset balance of $0.0 million and $7.2 million, respectively. The balance at December 31, 2012 represents the net operating loss carryforward that was available to settle the uncertain tax position in liability for the same amount.  In 2013, the company adopted FASB Accounting Standards Update No. 2013-11 to present the liability as an offset to the deferred tax assets.  The adoption has no impact on the income statement of the Company.  We have incurred significant operating losses since inception and anticipate that we may incur continued losses in the future.
Prior to 2013, we have experienced ownership changes as defined by Sections 382 and 383 of the Internal Revenue Code which establishes an annual limit on the deductibility of pre-ownership change net operating loss or NOL and credit carryforwards. Accordingly, we had reduced our gross deferred tax asset for the expiring carryforwards by $59.6 million as of December 31, 2011. Due to our announcement of our voluntary recall of OMONTYS in February 2013, there has been an extremely high volume of trading of our stock and a significant drop in the value of our stock. As a result of the high trading volume, there was likely a shift of ownership amongst our 5% stockholders that could result in an ownership change, under Section 382 of the Internal Revenue Code. This has likely resulted in an significant impairments of our NOLs and potential elimination of our deferred tax asset which is currently subject to a full valuation allowance. We are currently in the process of assessing the impact.

At December 31, 2013, we had federal and state net operating loss carryforwards of $481.0 million and $491.0 million, respectively. The federal net operating loss carryforwards begin to expire in 2028 and state net operating loss carryforwards begin to expire in 2018, if not utilized. At December 31, 2013, we had federal and state research credit carryforwards of $9.0 million and $7.0 million, respectively. The federal credits begin to expire, if not utilized, in 2022 and state credits are carried forward indefinitely.
If our assumptions change and we determine we will be able to realize these net operating losses, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2013, will be accounted for as follows: approximately $5.1 million will be recorded as an increase in equity, while the remaining benefit will be recognized as a reduction of income tax expense. Our policy is to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. For the years ended December 31, 2013, 2012, and 2011, we recognized $(667,000), $(322,000), and $144,000, respectively, of interest (benefit) expense related to our liability for uncertain income tax positions. As of December 31, 2013 and 2012, we had accrued $0 and $664,000, respectively, of interest expense related to our liability for uncertain income tax positions. For the years ended December 31, 2013, 2012, and 2011, there were no penalties related to uncertain income tax positions. We do not anticipate that any of the unrecognized tax benefits will increase or decrease significantly over the next twelve months.
We record liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The guidance prescribes a minimum recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not believe any such uncertain tax positions currently pending will have a material adverse effect on our financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period. We had $70.9 million, $73.0 million, and $70.6 million of unrecognized tax benefits as of December 31, 2013, 2012, and 2011, respectively.
As of December 31, 2013 and 2012, $70.9 million and $65.8 million, respectively of the unrecognized tax benefits would affect our income tax provision and effective tax rate if recognized. However, as we would currently need to increase the valuation allowance for any additional amounts benefited, the effective tax rate would not be impacted until the valuation allowance was removed.
A reconciliation of the unrecognized tax benefits for the years ended December 31, 2013, 2012, and 2011, is as follows (in thousands):

	December 31,
	2013	2012	2011
Balance at beginning of year	$73,017	$70,613	$13,100
Additions for current year tax positions	—	—	59,419
Additions for prior year tax positions	—	2,437	—
Reductions for statute of limitations	(1,825)	(27)	—
Reductions for prior year tax positions	(338)	(6)	(1,906)
Balance at end of year	$70,854	$73,017	$70,613
We file federal and California income tax returns. For U.S. federal and California income tax purposes, the statute of limitation with regards to all returns remains open due to carryforward of net operating losses and R&D credits generated in prior years. There are no tax years under examination by any jurisdiction at this time.
14. Retirement Savings Plan
As a result of the OMONTYS recall and subsequent reduction in force of almost all personnel the Board of Directors elected in May 2013 to terminate the company 401K plan. Our contributions to the 401(k) plan were $0, $895,000, and $407,000, for the years ended December 31, 2013, 2012, and 2011, respectively.

15. Quarterly Financial Data (unaudited)
The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	2013 Quarter Ended
		March 31,
Unaudited quarterly financial data	As reported	Revisions (a)	As Revised (a)	June 30,	September 30,	December 31,
Collaboration revenue	$839	$—	$839	$525	$—	$—
Total revenue	844	—	844	525	—	—
Research and development	9,736	53	9,789	2,235	(166)	(1)
Selling, general and administrative	24,346	318	24,664	528	1,886	451
Income (loss) from operations	(26,196)	(371)	(26,567)	14,271	(1,692)	(1,058)
Net income (loss)	(26,674)	(371)	(27,045)	15,372	(1,692)	(1,059)
Basic net income (loss) per common share	$(0.71)	$(0.01)	$(0.72)	$0.41	$(0.05)	$(0.03)
Weighted-average number of common shares used in computing basic net income (loss) per common share calculation	37,469	—	37,469	37,490	37,490	37,490
Diluted net income (loss) per common share	$(0.71)	$(0.01)	$(0.72)	$0.41	$(0.05)	$(0.03)
Weighted-average number of common shares used in computing diluted net income (loss) per common share calculation	37,469	—	37,469	37,495	37,490	37,490

Unaudited balance sheet data			March 31, 2013	June 30, 2013	September 30, 2013
Additional paid in capital (revised) (Note a)			$555,947	$554,509	$555,007
Accumulated deficit (revised) (Note a)			$(570,387)	$(554,219)	$(555,911)

(a) During the fourth quarter of 2013, an error was identified in the unaudited financial statements for the first quarter of 2013 related to the accounting for our former employee stock purchase plan (ESPP). We incorrectly accounted for the termination and cancellation of awards under the ESPP plan related to the significant reduction of our headcount during that period. We evaluated the materiality of the error from a quantitative and qualitative perspective, and concluded that the error was not material to the unaudited financial statements for the three-month period ended March 31, 2013, the six-month period ended June 30, 2013, or the nine-month period ended September 30, 2013. Although the error was not material, we have elected to correct the error by recording an adjustment of $371,000 in the first quarter of 2013 to increase the expense in that period for cancellations of awards, net of adjustments to reverse the unvested compensation expense which had previously been recorded for awards which were forfeited. Of this total adjustment, $53,000 related to research and development expenses and $318,000 related to selling, general and administrative expenses. The correction also increased the previously reported adjustment to reconcile net (loss) income to net cash used in operating activities related to share-based compensation expense in the unaudited statements of cash flows by $371,000 for the three-month period ended March 31, 2013, the six-month period ended June 30, 2013, and the nine-month period ended September 30, 2013. The total of cash used in operating activities in these periods was not affected by the correction.

	2012 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Collaboration revenue	$63,205	$2,754	$13,603	$14,796
Total revenue	63,209	2,755	13,607	14,799
Loss from operations	31,520	(31,381)	(23,990)	(68,188)
Net loss	31,453	(31,956)	(24,638)	(68,271)
Basic net income (loss) per common share	$0.88	$(0.89)	$(0.68)	$(1.85)
Weighted-average number of common shares used in computing basic net income (loss) per common share calculation	35,772	36,075	36,350	36,846
Diluted net income (loss) per common share	$0.87	$(0.89)	$(0.68)	(1.85)
Weighted-average number of common shares used in computing diluted net income (loss) per common share calculation	36,338	36,075	36,350	36,846

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of December 31, 2013. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Management Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework)( (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC

Limitations on the effectiveness of controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our procedures or our internal controls will prevent or detect all errors and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected. We continue to implement, improve and refine our disclosure controls and procedures and our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. Our management, has evaluated any changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013, and has concluded that there were no changes during such year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
Not applicable.

PART III.

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated by reference to our definitive proxy statement for our 2014 annual meeting of shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. If such definitive proxy statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed no later than the end of such 120-day period.

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers may be found under the section, "Executive Officers and Key Employees" appearing in our proxy statement for our 2014 annual meeting of stockholders and is incorporated herein by reference. The information required by this item relating to our directors and nominees, including information with respect to audit committee financial experts, may be found under the section entitled "Proposal 1—Election of Directors" appearing in the proxy statement for our 2014 annual meeting of stockholders and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act may be found under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our proxy statement for our 2014 annual meeting of stockholders and is incorporated herein by reference.
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
Item 11.   Executive Compensation

The information required by this item concerning director and executive compensation is included in our proxy statement for our 2014 annual meeting of stockholders under the section entitled "Executive Compensation" and is incorporated herein by reference. The information required by this item concerning Compensation Committee interlocks and insider participation is included in our proxy statement for our 2014 annual meeting of stockholders under the section entitled "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference. The information required by this item concerning our Compensation Committee's review and discussion of our Compensation Discussion and Analysis is included in our proxy statement for our 2014 annual meeting of stockholders under the section entitled "Compensation Committee Report" and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in our proxy statement for our 2014 annual meeting of stockholders under the section entitled "Securities Authorized for Issuance under Equity Compensation Plans" and is incorporated herein by reference. The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2014 annual meeting of stockholders under the section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the information included in our proxy statement for our 2014 annual meeting of stockholders under the sections entitled "Information Regarding The Board of Directors and Corporate Governance" and "Transactions With Related Persons."
Item 14.    Principal Accountant Fees and Services.
The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2014 annual meeting of stockholders under the section entitled "Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm."

PART IV.

Item 15.    Exhibits and Financial Statement Schedules.
(a)   The following documents are filed as part of this Form 10-K:
(1)   Financial Statements (included in Part II of this report):

•	Report Independent Registered Public Accounting Firm

•	Balance Sheets

•	Statements of Operations

•	Statements of Comprehensive Loss

•	Statements of Stockholders' Equity

•	Statements of Cash Flows

•	Notes to Financial Statements
(2)   Financial Statement Schedules
All other financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.
The following exhibits are included herein or incorporated herein by reference:

Exhibit number		Description
3.3		Amended and Restated Certificate of Incorporation(1)
3.5		Amended and Restated Bylaws(2)
4.1		Reference is made to exhibits 3.3 and 3.5
4.2		Specimen Common Stock Certificate(1)
4.4		Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(3)
4.5		Form of Warrant to Oxford Finance Corporation to Purchase shares of Common Stock(4)
4.6		Form of Warrant to Silicon Valley Bank to Purchase shares of Common Stock(4)
4.7		Form of Warrant to Purchase shares of Common Stock(5)
10.1	+	Form of Indemnity Agreement for Directors and Executive Officers(3)
10.2	+	2001 Stock Option/Stock Issuance Plan(1)
10.3	+	Form of Notice of Grant of Stock Option, Form of Stock Option Agreement and Form of Stock Purchase Agreement under 2001 Stock Option/Stock Issuance Plan(6)
10.4	+	Form of Stock Issuance Agreement under 2001 Stock Option/Stock Issuance Agreement(7)
10.5	+	Amended and Restated 2006 Equity Incentive Plan, as amended March 2, 2011(8)
10.6	+	Amended and Restated 2006 Equity Incentive Plan, as amended June 13, 2012(9)
10.7	+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan(10)
10.8	+	2006 Employee Stock Purchase Plan(11)
10.9	+	Form of Offering Document under 2006 Employee Stock Purchase Plan(12)
10.10	+	Form of Restricted Stock Unit Notice and Form of Restricted Stock Unit under 2006 Equity Incentive Plan(13)
10.11	+	Summary of Non-Employee Director Compensation Program(14)
10.12	+	Reserved
10.13		Research and Development/Office Lease, dated May 30, 1990, by and between Miranda Associates and Affymax Research Institute(15)
10.14		First Amendment to Lease, dated November 16, 1999, by and between Spieker Properties, L.P., successor in interest to Miranda Associates, and Affymax Research Institute(16)

10.15		Second Amendment to Lease, dated December 20, 1999, by and between Spieker Properties, L.P. and Affymax Research Institute(17)
10.16		Third Amendment, dated December 31, 2001, by and between EOP-Foothill Research Center, L.L.C., successor by merger to Spieker Properties L.P., and the Registrant(18)
10.17	*	EPO Receptor License Agreement, dated September 5, 1996, by and between the Registrant and Genetics Institute, Inc.(19)
10.18	*	License Agreement, dated July 27, 2001, by and between the Registrant, Glaxo Group Limited, SmithKline Beecham Corporation, Affymax N.V., Affymax Research Institute and Affymax Technologies N.V.(20)
10.19	*	License, Manufacturing, and Supply Agreement, dated April 8, 2004, by and between the Registrant and Nektar Therapeutics AL, Corporation(21)
10.20	*	Collaboration and License Agreement, dated February 13, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(22)
10.21	*	Collaboration and License Agreement, dated June 27, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(23)
10.22		Research and Development Agreement, dated April 2, 1992, by and between the Registrant and The R.W. Johnson Pharmaceutical Research Institute(24)
10.23		Sublease Agreement, dated September 1, 2006, by and between the Registrant and TIBCO Software Inc.(25)
10.24		First Amendment to Collaboration and License Agreement, dated April 1, 2007, by and between Registrant and Takeda Pharmaceutical Company Limited(26)
10.25		Fourth Amendment to Lease, dated November 30, 2006, by and between Registrant and CA-Foothill Research Center L.P.(27)
10.26		Second Amendment to Collaboration and License Agreements between Registrant and Takeda Pharmaceutical Company Limited effective January 1, 2008(28)
10.27		Securities Purchase Agreement to purchase shares of Common Stock dated February 13, 2009 by and among Registrant and the purchasers identified on the signature pages thereto(29)
10.28
Securities Purchase Agreement to purchase shares of Common Stock and Warrants to purchase shares of Common Stock dated February 13, 2009 by and among Registrant and the purchasers identified on the signature pages thereto(30)

10.29	+	Executive Employment Agreement, as amended January 31, 2013, by and between the Registrant and Anne-Marie Duliege
10.30	+	Executive Employment Agreement, as amended January 31, 2013, by and between the Registrant and Robert Venteicher
10.31		Common Stock Purchase Agreement, dated September 25, 2009 by and between the Registrant and Azimuth Opportunity Ltd.(31)
10.32		Form of Credit Line and related documentation effective as of December 8, 2009 by and between the Registrant and UBS Financial Services, Inc.(32)
10.33	+	Executive Employment Agreement, dated February 19, 2010, by and between the Registrant and John A. Orwin.(33)
10.34		Fifth Amendment, dated May 20, 2010, by and between the Registrant and EOP-Foothill Research Center, L.L.C.(34)
10.35		Amendment No. 1 to Common Stock Purchase Agreement, dated September 17, 2010, between the Registrant and Azimuth Opportunity Ltd.(35)
10.36	+	Amendment to Employment Agreement between the Registrant and John A. Orwin effective as of September 23, 2010.(36)
10.37	+	Amendment to Employment Agreement between the Registrant and Anne-Marie Duliege effective as of September 23, 2010.(37)
10.38	+	Amendment to Employment Agreement between the Registrant and Robert F. Venteicher effective as of September 23, 2010.(38)
10.39	+	Amended and Restated Executive Employment Agreement, dated February 1, 2011, by and between the Registrant and John A. Orwin.(39)
10.40	+	Executive Employment Agreement, dated March 4, 2011, by and between the Registrant and Herb Cross.(40)
10.41		Sixth Amendment to Lease, dated December 21, 2010 by and between Registrant and CA-Foothill Research Center L.P.(41)
10.42		Amendment No. 2 to Common Stock Purchase Agreement, dated as of May 2, 2011 by and between the Registrant and Azimuth Opportunity Ltd.(42)

10.43		Settlement and License Agreement, dated as of November 7, 2011, by and between the Registrant and Janssen Biotech, Inc. (43)
10.44		Third Amendment to Collaboration and License Agreements, effective as of November 7, 2011, by and between the Registrant and Takeda Pharmaceutical Company Limited (44)
10.45	*	U.S. Co-Promotion Agreement, dated February 24, 2012, by and between the Registrant and Takeda Pharmaceuticals U.S.A., Inc.(45)
10.46		Loan and Security Agreement, dated March 26, 2012, by and between the Registrant, Oxford Finance Corporation and Silicon Valley Bank(46)
10.47	+	Executive Employment Agreement, effective as of October 1, 2012, by and between the Registrant and Karin L. Walker(47)
10.48	+	Executive Employment Agreement, dated January 31, 2013, by and between the Registrant and Jeffrey H. Knapp.
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney. Reference is made to the signature page
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
101.INS	#	XBRL Instance
101.SCH	#	XBRL Taxonomy Extension Schema
101.CAL	#	XBRL Taxonomy Extension Calculation
101.LAB	#	XBRL Taxonomy Extension Labels
101.PRE	#	XBRL Taxonomy Extension Presentation
101.DEF	#	XBRL Taxonomy Extension Definition

_______________________________________________________________________________

(1)	Incorporated by reference to the indicated exhibit in our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on November 30, 2006.

(2)	Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.

(3)	Incorporated by reference to the indicated exhibit in our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on October 2, 2006.

(4)	Incorporated by reference to the indicated exhibit in our Form 10-Q as filed with the Securities and Exchange Commission on May 9, 2012.

(5)	Incorporated by reference to Exhibit 4.5 in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

(6)	Incorporated by reference to Exhibit 10.3 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(7)	Incorporated by reference to Exhibit 10.4 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(8)	Incorporated by reference to Exhibit 10.5 in our Form 10-Q as filed with the Securities and Exchange Commission on May 9, 2011.

(9)	Incorporated by reference to Exhibit 10.6 in our Form 10-Q as filed with the Securities and Exchange Commission on August 8, 2012.

(10)	Incorporated by reference to Exhibit 10.6 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006..

(11)	Incorporated by reference to Exhibit 10.7 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(12)	Incorporated by reference to Exhibit 10.8 in our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on December 11, 2006.

(13)	Incorporated by reference to Exhibit 10.9 in our Form 10-K as filed with the Securities and Exchange Commission on March 13, 2008.

(14)	Incorporated by reference to Exhibit 10.13 in our Form 10-K as filed with the Securities and Exchange Commission on March 12, 2009.

(15)	Incorporated by reference to Exhibit 10.14 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(16)	Incorporated by reference to Exhibit 10.15 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(17)	Incorporated by reference to Exhibit 10.16 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(18)	Incorporated by reference to Exhibit 10.17 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(19)	Incorporated by reference to Exhibit 10.18 in our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on December 11, 2006.

(20)	Incorporated by reference to Exhibit 10.21 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(21)	Incorporated by reference to Exhibit 10.23 in our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on December 11, 2006.

(22)	Incorporated by reference to Exhibit 10.24 in our Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2009.

(23)	Incorporated by reference to Exhibit 10.25 in our Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2009.

(24)	Incorporated by reference to Exhibit 10.34 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(25)	Incorporated by reference to Exhibit 10.32 in our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on November 30, 2006.

(26)	Incorporated by reference to Exhibit 10.28 in our Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2009.

(27)	Incorporated by reference to Exhibit 10.35 in our Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007.

(28)	Incorporated by reference to Exhibit 10.30 in our Form 10-K as filed with the Securities and Exchange Commission on March 13, 2008.

(29)	Incorporated by reference to Exhibit 10.31 in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

(30)	Incorporated by reference to Exhibit 10.32 in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

(31)	Incorporated by reference to Exhibit 10.35 in our Form 8-K as filed with the Securities and Exchange Commission on September 25, 2009.

(32)	Incorporated by reference to Exhibit 10.33 in our Form 10-K as filed with the Securities and Exchange Commission on March 4, 2010.

(33)	Incorporated by reference to Exhibit 10.34 in our Form 10-Q as filed with the Securities and Exchange Commission on May 6, 2010.

(34)	Incorporated by reference to Exhibit 10.35 in our Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2010.

(35)	Incorporated by reference to Exhibit 10.36 in our Form 8-K as filed with the Securities and Exchange Commission on September 20, 2010.

(36)	Incorporated by reference to Exhibit 10.38 in our Form 10-Q as filed with the Securities and Exchange Commission on November 5, 2010.

(37)	Incorporated by reference to Exhibit10.40 in our Form 10-Q as filed with the Securities and Exchange Commission on November 5, 2010.

(38)	Incorporated by reference to Exhibit 10.41 in our Form 10-Q as filed with the Securities and Exchange Commission on November 5, 2010.

(39)	Incorporated by reference to Exhibit 10.41 in our Form 10-Q as filed with the Securities and Exchange Commission on May 9, 2011.

(40)	Incorporated by reference to Exhibit 10.42 in our Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011.

(41)	Incorporated by reference to Exhibit 10.43 in our Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011.

(42)	Incorporated by reference to Exhibit 10.45 in our Form 10-Q as filed with the Securities and Exchange Commission on August 8, 2011

(43)	Incorporated by reference to Exhibit 10.47 in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2012.

(44)	Incorporated by reference to Exhibit 10.48 in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2012.

(45)	Incorporated by reference to Exhibit 10.49 in our Form 10-Q/A as filed with the Securities and Exchange Commission on July 2, 2012.

(46)	Incorporated by reference to Exhibit 10.50 in our Form 10-Q as filed with the Securities and Exchange Commission on May 9, 2012.

(47)	Incorporated by reference to Exhibit 10.51 in our Form 10-Q as filed with the Securities and Exchange Commission on November 9, 2012.

(48)	Incorporated by reference to Exhibit 10.52 in our Form 10-K as filed with the Securities and Exchange Commission on April 2, 2013.

(49)	Incorporated by reference to Exhibit 10.53 in our Form 10-Q/A as filed with the Securities and Exchange Commission on May 9, 2013

(50)	Incorporated by reference to Exhibit 10.54 in our Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2013

(51)	Incorporated by reference to Exhibit 10.55 in our Form 10-Q as filed with the Securities and Exchange Commission on November 5, 2013
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
Richard M. Brenner Chief Executive Officer and Member of the Board of Directors

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard M. Brenner and Mark G. Thompson, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution for him, and in his name and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD M. BRENNER	Chief Executive Officer and
Richard M. Brenner	Member of the Board of Directors (Principal Executive Officer)	March 31, 2014
/s/ MARK G. THOMPSON	Chief Financial Officer
Mark G. Thompson	(Principal Financial Officer)	March 31, 2014
/s/ HOLLINGS C. RENTON	Member of the Board of Directors	March 31, 2014
Hollings C. Renton
/s/ JOHN A. ORWIN	Member of the Board of Directors	March 31, 2014
John A. Orwin

/s/ CHRISTI VAN HEEK	Member of the Board of Directors	March 31, 2014
Christi van Heek
/s/ JOHN P. WALKER	Member of the Board of Directors	March 31, 2014
John P. Walker

EXHIBIT INDEX

_______________________________________________________________________________

Exhibit number		Description
3.3		Amended and Restated Certificate of Incorporation(1)
3.5		Amended and Restated Bylaws(2)
4.1		Reference is made to exhibits 3.3 and 3.5
4.2		Specimen Common Stock Certificate(1)
4.4		Amended and Restated Investor Rights Agreement, dated September 7, 2006, by and between the Registrant and certain of its stockholders(3)
4.5		Form of Warrant to Oxford Finance Corporation to Purchase shares of Common Stock(4)
4.6		Form of Warrant to Silicon Valley Bank to Purchase shares of Common Stock(4)
4.7		Form of Warrant to Purchase shares of Common Stock(5)
10.1	+	Form of Indemnity Agreement for Directors and Executive Officers(3)
10.2	+	2001 Stock Option/Stock Issuance Plan(1)
10.3	+	Form of Notice of Grant of Stock Option, Form of Stock Option Agreement and Form of Stock Purchase Agreement under 2001 Stock Option/Stock Issuance Plan(6)
10.4	+	Form of Stock Issuance Agreement under 2001 Stock Option/Stock Issuance Agreement(7)
10.5	+	Amended and Restated 2006 Equity Incentive Plan, as amended March 2, 2011(8)
10.6	+	Amended and Restated 2006 Equity Incentive Plan, as amended June 13, 2012(9)
10.7	+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan(10)
10.8	+	2006 Employee Stock Purchase Plan(11)
10.9	+	Form of Offering Document under 2006 Employee Stock Purchase Plan(12)
10.10	+	Form of Restricted Stock Unit Notice and Form of Restricted Stock Unit under 2006 Equity Incentive Plan(13)
10.11	+	Summary of Non-Employee Director Compensation Program(14)
10.12	+	Reserved
10.13		Research and Development/Office Lease, dated May 30, 1990, by and between Miranda Associates and Affymax Research Institute(15)
10.14		First Amendment to Lease, dated November 16, 1999, by and between Spieker Properties, L.P., successor in interest to Miranda Associates, and Affymax Research Institute(16)
10.15		Second Amendment to Lease, dated December 20, 1999, by and between Spieker Properties, L.P. and Affymax Research Institute(17)
10.16		Third Amendment, dated December 31, 2001, by and between EOP-Foothill Research Center, L.L.C., successor by merger to Spieker Properties L.P., and the Registrant(18)
10.17	*	EPO Receptor License Agreement, dated September 5, 1996, by and between the Registrant and Genetics Institute, Inc.(19)
10.18	*	License Agreement, dated July 27, 2001, by and between the Registrant, Glaxo Group Limited, SmithKline Beecham Corporation, Affymax N.V., Affymax Research Institute and Affymax Technologies N.V.(20)
10.19	*	License, Manufacturing, and Supply Agreement, dated April 8, 2004, by and between the Registrant and Nektar Therapeutics AL, Corporation(21)
10.20	*	Collaboration and License Agreement, dated February 13, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(22)
10.21	*	Collaboration and License Agreement, dated June 27, 2006, by and between the Registrant and Takeda Pharmaceutical Company Limited(23)

10.22		Research and Development Agreement, dated April 2, 1992, by and between the Registrant and The R.W. Johnson Pharmaceutical Research Institute(24)
10.23		Sublease Agreement, dated September 1, 2006, by and between the Registrant and TIBCO Software Inc.(25)
10.24		First Amendment to Collaboration and License Agreement, dated April 1, 2007, by and between Registrant and Takeda Pharmaceutical Company Limited(26)
10.25		Fourth Amendment to Lease, dated November 30, 2006, by and between Registrant and CA-Foothill Research Center L.P.(27)
10.26		Second Amendment to Collaboration and License Agreements between Registrant and Takeda Pharmaceutical Company Limited effective January 1, 2008(28)
10.27		Securities Purchase Agreement to purchase shares of Common Stock dated February 13, 2009 by and among Registrant and the purchasers identified on the signature pages thereto(29)
10.28
Securities Purchase Agreement to purchase shares of Common Stock and Warrants to purchase shares of Common Stock dated February 13, 2009 by and among Registrant and the purchasers identified on the signature pages thereto(30)

10.29	+	Executive Employment Agreement, as amended January 31, 2013, by and between the Registrant and Anne-Marie Duliege
10.30	+	Executive Employment Agreement, as amended January 31, 2013, by and between the Registrant and Robert Venteicher
10.31		Common Stock Purchase Agreement, dated September 25, 2009 by and between the Registrant and Azimuth Opportunity Ltd.(31)
10.32		Form of Credit Line and related documentation effective as of December 8, 2009 by and between the Registrant and UBS Financial Services, Inc.(32)
10.33	+	Executive Employment Agreement, dated February 19, 2010, by and between the Registrant and John A. Orwin.(33)
10.34		Fifth Amendment, dated May 20, 2010, by and between the Registrant and EOP-Foothill Research Center, L.L.C.(34)
10.35		Amendment No. 1 to Common Stock Purchase Agreement, dated September 17, 2010, between the Registrant and Azimuth Opportunity Ltd.(35)
10.36	+	Amendment to Employment Agreement between the Registrant and John A. Orwin effective as of September 23, 2010.(36)
10.37	+	Amendment to Employment Agreement between the Registrant and Anne-Marie Duliege effective as of September 23, 2010.(37)
10.38	+	Amendment to Employment Agreement between the Registrant and Robert F. Venteicher effective as of September 23, 2010.(38)
10.39	+	Amended and Restated Executive Employment Agreement, dated February 1, 2011, by and between the Registrant and John A. Orwin.(39)
10.40	+	Executive Employment Agreement, dated March 4, 2011, by and between the Registrant and Herb Cross.(40)
10.41		Sixth Amendment to Lease, dated December 21, 2010 by and between Registrant and CA-Foothill Research Center L.P.(41)
10.42		Amendment No. 2 to Common Stock Purchase Agreement, dated as of May 2, 2011 by and between the Registrant and Azimuth Opportunity Ltd.(42)
10.43		Settlement and License Agreement, dated as of November 7, 2011, by and between the Registrant and Janssen Biotech, Inc. (43)
10.44		Third Amendment to Collaboration and License Agreements, effective as of November 7, 2011, by and between the Registrant and Takeda Pharmaceutical Company Limited (44)
10.45	*	U.S. Co-Promotion Agreement, dated February 24, 2012, by and between the Registrant and Takeda Pharmaceuticals U.S.A., Inc.(45)
10.46		Loan and Security Agreement, dated March 26, 2012, by and between the Registrant, Oxford Finance Corporation and Silicon Valley Bank(46)
10.47+		Executive Employment Agreement, effective as of October 1, 2012, by and between the Registrant and Karin L. Walker(47)
10.48+		Executive Employment Agreement, dated January 31, 2013, by and between the Registrant and Jeffrey H. Knapp.

10.49		Consulting Engagement Agreement, date April 19, 2013 between Registrant and The Brenner Group
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney. Reference is made to the signature page
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	†	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
101.INS	#	XBRL Instance
101.SCH	#	XBRL Taxonomy Extension Schema
101.CAL	#	XBRL Taxonomy Extension Calculation
101.LAB	#	XBRL Taxonomy Extension Labels
101.PRE	#	XBRL Taxonomy Extension Presentation
101.DEF	#	XBRL Taxonomy Extension Definition

_______________________________________________________________________________

(1)	Incorporated by reference to the indicated exhibit in our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on November 30, 2006.

(2)	Incorporated by reference to the indicated exhibit in our Form 8-K as filed with the Securities and Exchange Commission on September 10, 2007.

(3)	Incorporated by reference to the indicated exhibit in our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on October 2, 2006.

(4)	Incorporated by reference to the indicated exhibit in our Form 10-Q as filed with the Securities and Exchange Commission on May 9, 2012.

(5)	Incorporated by reference to Exhibit 4.5 in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

(6)	Incorporated by reference to Exhibit 10.3 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(7)	Incorporated by reference to Exhibit 10.4 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(8)	Incorporated by reference to Exhibit 10.5 in our Form 10-Q as filed with the Securities and Exchange Commission on May 9, 2011.

(9)	Incorporated by reference to Exhibit 10.6 in our Form 10-Q as filed with the Securities and Exchange Commission on August 8, 2012.

(10)	Incorporated by reference to Exhibit 10.6 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006..

(11)	Incorporated by reference to Exhibit 10.7 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(12)	Incorporated by reference to Exhibit 10.8 in our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on December 11, 2006.

(13)	Incorporated by reference to Exhibit 10.9 in our Form 10-K as filed with the Securities and Exchange Commission on March 13, 2008.

(14)	Incorporated by reference to Exhibit 10.13 in our Form 10-K as filed with the Securities and Exchange Commission on March 12, 2009.

(15)	Incorporated by reference to Exhibit 10.14 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(16)	Incorporated by reference to Exhibit 10.15 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(17)	Incorporated by reference to Exhibit 10.16 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(18)	Incorporated by reference to Exhibit 10.17 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(19)	Incorporated by reference to Exhibit 10.18 in our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on December 11, 2006.

(20)	Incorporated by reference to Exhibit 10.21 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(21)	Incorporated by reference to Exhibit 10.23 in our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on December 11, 2006.

(22)	Incorporated by reference to Exhibit 10.24 in our Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2009.

(23)	Incorporated by reference to Exhibit 10.25 in our Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2009.

(24)	Incorporated by reference to Exhibit 10.34 in our registration statement on Form S-1, registration no. 333-136125, filed with the Securities and Exchange Commission on July 28, 2006.

(25)	Incorporated by reference to Exhibit 10.32 in our registration statement on Form S-1/A, registration no. 333-136125, filed with the Securities and Exchange Commission on November 30, 2006.

(26)	Incorporated by reference to Exhibit 10.28 in our Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2009.

(27)	Incorporated by reference to Exhibit 10.35 in our Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007.

(28)	Incorporated by reference to Exhibit 10.30 in our Form 10-K as filed with the Securities and Exchange Commission on March 13, 2008.

(29)	Incorporated by reference to Exhibit 10.31 in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

(30)	Incorporated by reference to Exhibit 10.32 in our Form 8-K as filed with the Securities and Exchange Commission on February 19, 2009.

(31)	Incorporated by reference to Exhibit 10.35 in our Form 8-K as filed with the Securities and Exchange Commission on September 25, 2009.

(32)	Incorporated by reference to Exhibit 10.33 in our Form 10-K as filed with the Securities and Exchange Commission on March 4, 2010.

(33)	Incorporated by reference to Exhibit 10.34 in our Form 10-Q as filed with the Securities and Exchange Commission on May 6, 2010.

(34)	Incorporated by reference to Exhibit 10.35 in our Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2010.

(35)	Incorporated by reference to Exhibit 10.36 in our Form 8-K as filed with the Securities and Exchange Commission on September 20, 2010.

(36)	Incorporated by reference to Exhibit 10.38 in our Form 10-Q as filed with the Securities and Exchange Commission on November 5, 2010.

(37)	Incorporated by reference to Exhibit10.40 in our Form 10-Q as filed with the Securities and Exchange Commission on November 5, 2010.

(38)	Incorporated by reference to Exhibit 10.41 in our Form 10-Q as filed with the Securities and Exchange Commission on November 5, 2010.

(39)	Incorporated by reference to Exhibit 10.41 in our Form 10-Q as filed with the Securities and Exchange Commission on May 9, 2011.

(40)	Incorporated by reference to Exhibit 10.42 in our Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011.

(41)	Incorporated by reference to Exhibit 10.43 in our Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011.

(42)	Incorporated by reference to Exhibit 10.45 in our Form 10-Q as filed with the Securities and Exchange Commission on August 8, 2011

(43)	Incorporated by reference to Exhibit 10.47 in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2012.

(44)	Incorporated by reference to Exhibit 10.48 in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2012.

(45)	Incorporated by reference to Exhibit 10.49 in our Form 10-Q/A as filed with the Securities and Exchange Commission on July 2, 2012.

(46)	Incorporated by reference to Exhibit 10.50 in our Form 10-Q as filed with the Securities and Exchange Commission on May 9, 2012.

(47)	Incorporated by reference to Exhibit 10.51 in our Form 10-Q as filed with the Securities and Exchange Commission on November 9, 2012.
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