Form 10-Q
period 2014-03-31
AFFYMAX INC
filed 2014-05-06
CIK 1158223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or Commission File Number 001-33213
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

As of April 30, 2014, 37,490,095 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AFFYMAX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash	$4,856	$5,597
Prepaid expenses	600	725
Total current assets	5,456	6,322
Other assets	1,007	1,121
Total assets	$6,463	$7,443
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$236	$101
Accrued restructuring	179	315
Other accrued liabilities	195	266
Advance from Takeda	8,189	8,189
Total current liabilities	8,799	8,871
Total liabilities	8,799	8,871
Stockholders’ deficit
Common stock: $0.001 par value, 100,000,000 shares authorized, 37,490,095 shares issued and outstanding	37	37
Additional paid-in capital	557,156	556,672
Accumulated deficit	(559,529)	(558,137)
Total stockholders’ deficit	(2,336)	(1,428)
Total liabilities and stockholders’ deficit	$6,463	$7,443

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2014	2013
Revenue:
Collaboration revenue	$—	$839
License and royalty revenue	—	5
Total revenue	—	844
Operating expenses:
Research and development	—	9,789
Selling, general and administrative	1,493	24,644
Collaboration cost reimbursement	—	(20,378)
Impairment of prepaid expenses, fixed assets and intangible assets	—	5,140
2013 Restructuring charge	(101)	8,216
Total operating expenses	1,392	27,411
Loss from operations	(1,392)	(26,567)
Interest income	—	15
Interest expense	—	(492)
Loss before provision for income taxes	(1,392)	(27,044)
Provision for income taxes	—	1
Net loss	$(1,392)	$(27,045)
Net loss per share:
Basic and diluted net loss per share	$(0.04)	$(0.72)
Weighted-average shares used in computing basic and diluted net loss per share
Basic and diluted	37,490	37,469
Total comprehensive loss	$(1,392)	$(27,045)

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(1,392)	$(27,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Collaboration cost reimbursement	—	(19,767)
Impairment of prepaid expenses, fixed assets and intangible assets	—	5,140
Noncash restructuring charge	—	274
Depreciation and amortization	—	386
Amortization of premium on investments	—	6
Stock-based compensation expense	484	3,717
Noncash interest expense	—	271
Changes in operating assets and liabilities:
Receivable from Takeda	—	17,485
Prepaid expenses	125	(228)
Other current assets	114	2,968
Other assets	—	220
Accounts payable	135	2,715
Accrued liabilities	(207)	(9,337)
Accrued clinical trial expenses	—	(610)
Deposit from Takeda	—	(559)
Other long-term liabilities	—	(256)
Net cash used in operating activities	(741)	(24,620)
Cash flows from investing activities
Proceeds from maturities of investments	—	3,600
Net cash provided by investing activities	—	3,600
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	—	271
Repayment of note payable	—	(901)
Net cash used in financing activities	—	(630)
Net decrease in cash and cash equivalents	(741)	(21,650)
Cash and cash equivalents at beginning of the period	5,597	68,265
Cash and cash equivalents at end of the period	$4,856	$46,615

The accompanying notes are an integral part of these condensed financial statements.

 AFFYMAX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                 The Company

Affymax, Inc., a Delaware corporation, was incorporated in July 2001. In March 2012, the U.S. Food and Drug Administration, or FDA, approved our only product, OMONTYS® (peginesatide) Injection for the treatment of anemia due to chronic kidney disease in adult patients on dialysis.  OMONTYS is a synthetic, peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells and has been the only once-monthly ESA available to the adult dialysis patient population in the U.S.  We co-commercialized OMONTYS with our collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda during 2012 until February 2013, when we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of safety concerns. Effective April 1, 2013, we entered into an amendment of our collaboration with Takeda pursuant to which Takeda assumed full responsibility for OMONTYS, including responsibility for the ongoing recall and investigation with the FDA, and we granted them an exclusive worldwide license to OMONTYS in consideration for potential milestones and royalties.

We have experienced significant operating losses since inception. The recall of OMONTYS has severely harmed our business, financial condition, access to funds and prospects as a going concern.We may be unable to continue our operations or to succeed in existing and potential future litigation, in view of our limited resources and funds. As of March 31, 2014, we had an accumulated deficit of $559.5 million.
Product Recall
On February 23, 2013, we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of post marketing reports regarding safety concerns, including anaphylaxis, which can be life-threatening or fatal. As a result of the voluntary recall of OMONTYS, all marketing activities were suspended and we have also suspended or terminated manufacturing activities.

Restructuring and Impairment

In March 2013, we commenced a restructuring plan to reduce operating costs, which included a reduction in force of approximately 305 employees. As of March 31, 2014 there are three employees remaining.  We incurred approximately $16.1 million in restructuring charges for the year ended December 31, 2013, all of which are related to expenditures for one-time employee termination benefits (see Note 6 of the Notes to Condensed Financial Statements).  As a result of this restructuring and the recall, we also recorded impairment changes with respect to our property and equipment and intangible assets related to our license from Janssen Biotech, Inc. (a subsidiary of Johnson & Johnson) and certain of its affiliated companies, collectively referred to as Janssen, in the first quarter of 2013 (see Note 4 of the Notes to Condensed Financial Statements).
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
As a result of the Amendment, Takeda assumed full responsibility for OMONTYS, including the ongoing recall and investigation of OMONTYS as well as any subsequent decisions as to whether the product may be subject to reintroduction if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA. If Takeda decides to reintroduce OMONTYS, which is highly uncertain, we are eligible to receive royalties and (i) potential commercial milestone payments totaling up to $180.0 million which consists of the following: (a) $10.0 million is payable upon the first commercial sale after reintroduction of OMONTYS in the U.S.; (b) $10.0 million and another $10.0 million relates to U.S. sales-based milestones, and (c) $150.0 million relates to sales-based milestones in amounts as previously disclosed outside of the U.S. but now including Japan as a result of the Amendment and (ii) a potential development milestone payment of $5.0 million payable either upon regulatory approval in the E.U. or Japan. The royalties are tiered in the range of 13% to 17% with respect to net sales in the U.S. and in the range of 13% to 24% depending on the level of net sales by Takeda worldwide outside of the U.S. As of March 31. 2014, we have retained a liability for an advance from Takeda on our condensed balance sheet of approximately $8.2 million, which Takeda may offset a percentage of future royalty and milestone payments due to us, if any against the advance recorded (see Note 3 of the Notes to Condensed Financial Statements).
Going Concern
Because we have not made an irrevocable decision to liquidate, the accompanying condensed financial statements have been prepared under the assumption of a going concern basis that contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $559.5 million as of March 31, 2014. Nearly all of our revenues to date have come from our collaboration with Takeda. As a result of the February 23, 2013 nationwide voluntary recall of OMONTYS and the suspension of all marketing activities, there is significant uncertainty as to whether we will have sufficient existing cash to fund our operations for the next 12 months. Given our limited resources, there is no assurance that we will be able to reduce our operating expenses enough to meet our existing and future obligations and conduct ongoing operations. If we do not have sufficient funds to continue operations, we could be required to liquidate our assets, seek bankruptcy protection or other alternatives. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners. These matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.                 Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying condensed financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted. The condensed financial statements are unaudited and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly state the financial position at, and the results of operations and cash flows for, the interim periods presented.  The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, which includes our audited financial statements and the notes thereto.

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

Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates market value. As of December 31, 2013 and March 31, 2014, the Company did not hold any investments in marketable debt or equity securities, including any cash equivalents.
Revenue Recognition

Collaboration Revenue

We account for our Arrangement with Takeda under ASC 605-25, Multiple Element Arrangements and through the date of the recall, had been operating in the commercialization period as defined in the Arrangement.  Before the recall, we were performing commercialization services such as promotions and marketing as well as development work related to OMONTYS post approval.  In return for these services, we received a 50/50 share of operating profit from the sale and distribution of OMONTYS (as described below), certain milestone payments and contingent payments due under the Arrangement. We also received reimbursement of costs for commercial and development costs as described in the Arrangement. Prior to approval of OMONTYS, our primary source of revenue consisted of milestone payments and Takeda’s reimbursement of commercialization and development costs.

During the commercialization period, our obligations included ongoing regulatory work to obtain and maintain FDA approval and commercialization efforts related to our product launch and promotion and marketing of OMONTYS.

For each source of collaboration revenue, we apply the following revenue recognition model:

•
Expense reimbursement revenue. Revenues related to reimbursements by Takeda of third-party development expenses (70/30 split per the Arrangement) and commercialization expenses (shared 50/50 according to the Arrangement) are recognized as revenue in the period the related costs are incurred.  Revenues related to reimbursement of costs of full-time equivalents, or FTEs, engaged in development related activities such as post-marketing studies, are recognized as revenue in the period the related costs are incurred. Such reimbursement is based on contractually negotiated reimbursement rates for each FTE as specified in the Arrangement.  Subsequent to the launch of OMONTYS and recognition of product revenue by Takeda, reimbursement of commercialization expenses and development costs (both FTE and out of pocket costs) associated with post-marketing development activities, is incorporated into the profit equalization revenue as required under the Arrangement in order to effect the 50/50 profit split, as described below.  As part of the Amendment with Takeda, both Parties agreed that they will no longer share expenses related to third-party development (70/30 split) and commercialization (50/50 split) as of April 1, 2013. Except for certain transition services that we performed in April 2013 for full reimbursement of $0.5 million, any expenses incurred by either us or Takeda after April 1, 2013 shall be the responsibility of the respective party and neither we nor Takeda have an obligation to share expenses with each other.

•
Profit equalization revenue/loss. Subsequent to the launch of OMONTYS and prior to the Amendment, as to the recognition of product revenue by Takeda, Takeda allocated the quarterly profit equalization revenue/loss to us in order to effect the 50/50 profit/loss split from the sale of OMONTYS, as called for by the Arrangement.  Profit equalization revenue/loss was calculated as the amount required so that the profit or loss realized by both us and Takeda on the product equates to 50% of the total product profit or loss.  Total product profit or loss on OMONTYS was calculated on a quarterly basis as gross product sales recorded by Takeda less the following deductions also recorded by Takeda: rebates and discounts, cost of goods, and other gross-to-net adjustments incurred by Takeda; royalty expenses incurred by us, commercialization expenses (FTE related and out of pocket costs) incurred by both Takeda and us, and certain development costs associated with post-marketing development activities (FTE related and out of pocket costs) incurred by both Takeda and us.  Profit equalization revenue was recognized as revenue in the period product revenue is recognized by Takeda.  As a result of the voluntary recall of OMONTYS in February 2013, all marketing activities were suspended. As part of the Amendment with Takeda, the profit equalization revenue for the three months ended March 31, 2013 was the final profit equalization payment under the Arrangement. Upon signing the Amendment with Takeda, the economics of the collaboration changed from a profit sharing arrangement to a milestone and royalty-based compensation structure to us, effective April 1, 2013.

Below is a summary of the components of our collaboration revenue for the three months ended March 31, 2014, and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Net expense reimbursement after CAPM	—	839
Total collaboration revenue	$—	$839

Net Loss Per Common Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Stock options were not included in the diluted net loss per common share calculation for the periods presented because the inclusion of such shares would have had an antidilutive effect.

The following shares were excluded in the computation of diluted net loss per common share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three months ended March 31,
	2014	2013
Options to purchase common stock	1,598	4,803
Common stock issuable pursuant to the 2006 Employee Stock Purchase Plan	—	125
Restricted stock units	—	437
Warrant to purchase common stock	—	424

3.                 Advance from Takeda

Under our agreement with Takeda, Takeda bore responsibility for 70% of all third-party expenses related to U.S. development and 50% of all third party expenses related to U.S. commercialization. Takeda also provided a launch allowance to help fund the initial costs associated with preparing to launch under which it committed to fund the first $20.0 million of U.S. commercial expenses incurred in total by us and Takeda. Amounts received under the launch allowance are non-refundable; under the Amendment, however, Takeda is entitled to deduct up to 8% from any future payments made to us under the royalty or milestone provisions until they have recouped an amount equal to $11.0 million ($10.0 million plus a $1.0 million fixed amount that represents interest). As of March 31, 2014, our liability balance under the launch allowance is $8.2 million.

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

4. Commitments and Contingencies
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

On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”). The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action. On October 21, 2013, the Court ordered a stay in the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the Federal Derivative Action be stayed until resolution of the securities class action. On April 30, 2014, plaintiff in the Federal Derivative Action filed a notice of voluntary dismissal without prejudice.

        Additional complaints may be filed against us and our directors and officers related to our recall of OMONTYS.
Product Liability Litigation
On or about February 13, 2014, a complaint was filed by an individual plaintiff in the Fourth Judicial District Court (Ouachita Parish) of the State of Louisiana, naming as defendants the Company, Takeda Pharmaceuticals America, Inc., Takeda Pharmaceuticals U.S.A., Inc., Takeda Development Center Americas, Inc., Takeda Pharmaceuticals International, Inc., Takeda

Pharmaceutical Company Limited, Fresenius Medical Care Monroe, LLC, and Fresenius Medical Care Holdings, Inc., and indicating an intention to add two physicians as defendants.  The plaintiff seeks to hold the defendants liable in connection with the death of her husband on February 15, 2013.  The complaint alleges that the Company and certain other defendants are liable under the Louisiana Products Liability Act, La.R.S. 9:2800.51, et seq., other Louisiana statutes, and otherwise in connection with their alleged acts and omissions with respect to OMONTYS.  The plaintiff seeks various categories or types of damages, including, without limitation, damages for her and her late husband’s alleged losses and injuries, punitive or exemplary damages, the price of OMONTYS and reasonable expenses occasioned by the sale of that drug, and other relief as set forth in the complaint.  On April 11, 2014, we filed our initial response to the claim, denying that the Company is liable for the plaintiff's damages as set forth in the complaint. Although this is the only lawsuit that the Company is aware of at this time, there can be no assurances that additional product liability complaints will not be brought.

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

5.                 Stock-Based Compensation

Stock-based compensation was recorded in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$—	$1,244
Selling, general and administrative	484	2,473
Total	$484	$3,717

Stock Option Activity
The following tables summarize information about stock option activity for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock Options:
Balances at December 31, 2013	1,839,857	$16.24
Granted	—	—
Exercised	—	—
Forfeited	(5,236)	15.65
Cancelled	(236,773)	21.18
Balances at March 31, 2014	1,597,848	15.50	3.76	$—
Options exercisable at March 31, 2014	1,370,003	16.16	3.09	$—

6.                 Restructuring Charge

2013 Restructuring

In March 2013, we implemented plans to restructure our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. As of March 31, 2013, we completed a reduction in force of almost all our personnel, including all of our commercial and medical affairs field forces as well as other employees throughout the organization.  We incurred $8.2 million in restructuring charges, all of which were related to the workforce reduction during the first quarter of 2013.

The following table summarizes the accrual balance and utilization by type for the restructuring (in thousands):

Total
Balance at December 31, 2013	$315
Cash payments	(35)
Adjustment	$(101)
Balance at March 31, 2014	$179

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview
We are a biopharmaceutical company restructuring operations. In March 2012, the U.S. Food and Drug Administration, or FDA, approved the Company’s first and only product, OMONTYS® (peginesatide) Injection for the treatment of anemia due to chronic kidney disease in adult patients on dialysis.  OMONTYS is a synthetic, peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells and has been the only once-monthly ESA available to the adult dialysis patient population in the U.S.  We co-commercialized OMONTYS with our collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda during 2012 until February 2013, when we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of safety concerns. Effective April 1, 2013, we entered into an amendment of our collaboration agreement with Takeda pursuant to which Takeda assumed full responsibility for OMONTYS, including responsibility for the ongoing recall and investigation with the FDA, and we granted them an exclusive license to OMONTYS in consideration for potential royalties and milestones.
Restructuring
In March 2013, we implemented plans to restructure our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. As of December 31, 2013, we completed a reduction in force of almost all our personnel, including all of our commercial and medical affairs field forces as well as other employees throughout the organization.  We have recorded $16.1 million in restructuring charges related to the workforce reduction during the year ended December 31, 2013.  As a result of this restructuring and the recall, we also recorded impairment charges of $4.4 million with respect to our property and equipment and intangible assets related to our license from Janssen Biotech, Inc. (a subsidiary of Johnson & Johnson) and certain of its affiliated companies, collectively referred to as Janssen, in the year ended December 31, 2013.
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
We have experienced significant operating losses since inception.  We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and API production, license fees, milestone payments and profit equalization revenue from Takeda, issuance of notes payable, capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. As of March 31, 2014, we had an accumulated deficit of $559.6 million.

Litigation

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
 On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”).  The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action.  On October 21, 2013, the Court ordered a stay in the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the Federal Derivative Action be stayed until resolution of the securities class action. On April 30, 2014, plaintiff in the Federal Derivative Action filed a notice of voluntary dismissal without prejudice.
Additional complaints may be filed against us and our directors and officers related to our recall of OMONTYS.
Product Liability Litigation
On or about February 13, 2014, a complaint was filed by an individual plaintiff in the Fourth Judicial District Court (Ouachita Parish) of the State of Louisiana, naming as defendants the Company, Takeda Pharmaceuticals America, Inc., Takeda Pharmaceuticals U.S.A., Inc., Takeda Development Center Americas, Inc., Takeda Pharmaceuticals International, Inc., Takeda Pharmaceutical Company Limited, Fresenius Medical Care Monroe, LLC, and Fresenius Medical Care Holdings, Inc., and indicating an intention to add two physicians as defendants.  The plaintiff seeks to hold the defendants liable in connection with the death of her husband on February 15, 2013.  The complaint alleges that the Company and certain other defendants are liable under the Louisiana Products Liability Act, La.R.S. 9:2800.51, et seq., other Louisiana statutes, and otherwise in connection with their alleged acts and omissions with respect to OMONTYS.  The plaintiff seeks various categories or types of damages, including, without limitation, damages for her and her late husband’s alleged losses and injuries, punitive or exemplary damages, the price of OMONTYS and reasonable expenses occasioned by the sale of that drug, and other relief as set forth in the complaint.  On April 11, 2014, we filed our initial response to the claim, denying that the Company is liable for the plaintiff's damages as set forth in the complaint. Although this is the only lawsuit that the Company is aware of at this time, there can be no assurances that additional product liability complaints will not be brought.

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

Financial Outlook

We have experienced significant operating losses since inception.  We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and active pharmaceutical ingredient or API, production, license fees, milestone payments and profit equalization revenue from Takeda, issuance of notes payable, capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. As of March 31, 2014, we had an accumulated deficit of $559.5 million.

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

Revenue as compared to the prior year is as follows (in thousands):

	Three Months Ended March 31,		Percent Change
	2014	2013
Collaboration revenue	$—	$839	(100)%
License and royalty revenue	—	5	(100)%
Total revenue	$—	$844	(100)%

Revenue decreased $0.8 million from $0.8 million to $0.0 million for the three months ended March 31, 2014. The decrease in collaboration revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to suspension of all marketing and research activities, as a result of the product recall of OMONTYS. During the three months ended March 31, 2013, we recognized $0.8 million in collaboration revenue for the last profit equalization payment from Takeda which includes all commercial and US developement expenses that the parties agreed to share equally.

 The following table presents our collaboration revenue, by revenue type, for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Milestone payments	$—	$0
Net expense reimbursement after CAPM	—	839
Total collaboration revenue	$—	$839

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

	Three Months Ended March 31,		Percent Change
	2014	2013
Research and development expenses	$—	$9,789	(100)%

R&D expenses declined $9.8 million from 2013 to 2014. The decrease in R&D expenses in 2014 compared to 2013 was due to the recall of OMONTYS in February 2013. After the recall, we undertook a restructuring of the Company which involved the cessation of all R&D activity and a significant reduction in workforce including all R&D personnel.

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
Selling, General and Administrative Expenses
SG&A expenses consist principally of salaries, employee benefits, consulting, professional fees for legal, auditing and tax services SG&A expenses as compared to the prior year are as follows (in thousands):

	Three Months Ended March 31,		Percent Change
	2014	2013
Selling, general and administrative expenses	$1,493	$24,644	(94)%

SG&A expenses decreased $23.2 million from 2013 to 2014. The decrease in SG&A expenses in 2014 compared to 2013 was due to the recall of OMONTYS in February 2013. After the recall, we undertook a restructuring of the Company which involved a significant reduction in workforce.

As a result of the voluntary recall of OMONTYS, all product was recalled and all marketing activities were suspended. As a result of the Amendment, Takeda assumed full responsibility for OMONTYS, including the ongoing recall and investigation of OMONTYS as well as any subsequent decisions as to whether the product may be subject to reintroduction if Takeda is able to complete the investigation and address the safety concerns to the satisfaction of the FDA. We expect selling, general and administrative expenses for the foreseeable future to include a minimum level of salaries, benefits, and professional fees to maintain the corporate administrative responsibilities.

Collaboration Cost Reimbursement
Collaboration cost reimbursement as compared to the prior year are as follows (in thousands):

	Three Months Ended March,		Percent Change
	2014	2013
Collaboration cost reimbursement	—	(20,378)	NM
Prior to the Amendment, we initiated orders for API with our contract manufacturing organizations, or CMOs based on forecasts from Takeda, which were based on expected demand for OMONTYS. Orders generally have commenced once there was a contractual commitment for the API from Takeda. As a result of the inability to sell OMONTYS and the uncertainty of future revenues, we have written down our API inventory and prepayments for API being produced by our CMOs to a net realizable value of zero and recorded a $10.4 million impairment charge related to this write-down during the year ended December 31, 2012. We have also recorded a $34.6 million loss on firm purchase commitments by applying the same lower of cost or market approach that is used to value inventory during the same period. Of the total $45.0 million charge for impairment of inventory and loss on CMO purchase commitments recorded at year end, we recorded a benefit of $20.4 million in the quarter ended March 31, 2013, primarily related to the Takeda Q1 profit equalization payment.

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

	Three Months Ended March 31,		Percent Change
	2014	2013
Impairment (gain on disposal) of prepaid expenses, fixed assets and intangible assets	$—	$5,140	NM

As a result of the product recall and related restructuring activities that occurred in the quarter ended March 31, 2013, we incurred impairment charges of $5.1 million. The impairment related to our prepaid expenses, fixed assets and our intangible assets related to our license with Janssen was $1.3 million, $1.9 million and $1.9 million respectively during the first quarter of 2013.
Restructuring Charges
Restructuring charges and percentage changes as compared to the prior year are as follows (in thousands):

	Three Months Ended March 31,		Percent Change
	2014	2013
Restructuring charges	$(101)	$8,216	NM

Beginning in March 2013, we undertook plans to reorganize our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. By June 30, 2013, in addition to transitioning most activities to our collaborator, Takeda, we completed a reduction in force of most of our remaining employees, including all of our commercial and medical affairs field forces as well as other employees throughout the organization and incurred $8.2 million in restructuring charges. The benefit recorded in the first quarter of 2014 was due to an adjustment in the estimate of remaining benefits due to employees.
Interest Income (Expense), Net
Interest income (expense), net as compared to prior years are as follows (in thousands):

	Three Months Ended March 31,		Percent Change
	2014	2013
Interest income	$—	$15	(100)%
Interest expense	—	(492)	(100)%
Interest income (expense), net	$—	$(477)	(100)%

The decrease in interest income (expense), net during the quarter ended March 31, 2014 compared to the same period in 2013 was due primarily to final payment of interest and prepayment fees associated with the discharge of obligations under our loan agreement with Lenders, our launch allowance with Takeda, lower interest rates and lower average cash balance.

Provision for Income Taxes
We are subject to federal and state income taxes. We anticipate being in a net operating loss position for 2014 and therefore have not recorded any federal or state taxes, other than the minimum statutory California tax, related to the current period for the three months ended March 31, 2014..

Liquidity and Capital Resources

Our cash, at March 31, 2014 and December 31, 2013 was as follows (in thousands):

	March 31,	December 31
	2014	2013
Cash	$4,856	$5,597

Working Capital (Deficit)
Our working capital (deficit) was $(3.3) million at March 31, 2014, an increase in the deficit of $0.8 million from the working capital deficit as of December 31, 2013.
As a result of the February 23, 2013 nationwide voluntary recall of OMONTYS and the suspension of all marketing activities, there is significant uncertainty as to whether we will have sufficient existing cash to fund our operations for the next 12 months. We believe we have sufficient cash to fund our operations through the third quarter of 2014. However, there is significant uncertainty as to whether we will have sufficient existing cash to fund our operations beyond the third quarter of 2014. Our liabilities exceed our assets. Given our limited resources, there is no assurance that we will be able to reduce our operating expenses enough to meet our existing and future obligations. If Takeda is not able to reintroduce the product or we are not able to obtain additional funding in the future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships. If we do not have sufficient funds to continue operations, we could be required to liquidate our assets, including relinquish some or all of our existing rights to OMONTYS, seek bankruptcy protection or other alternatives and it is likely that investors will lose some or all of their investment in us. Any failure to dispel any continuing doubts about our ability to continue as a going concern could make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

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

Beginning in April 2013, in an effort to restructure our operations and reduce costs, we commenced a process to notify substantially all of our workforce of estimated dates of separation and we engaged an experienced restructuring firm, The Brenner Group, Inc.. With the engagement of the restructuring firm, we terminated the employment of our former executive officers, including our Chief Executive Officer and Chief Financial Officer.

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

Takeda Launch Allowance. Takeda funded the first $20.0 million of U.S. commercial expenses.  Amounts received under the launch allowance are non-refundable. As part of the launch allowance, under the Amendment, Takeda is entitled to deduct up to 8% from any payments made to us under the royalty and milestone provision until they have recouped an amount equal to $11.0 million (see Note 3 of Notes to Condensed Financial Statements). To date, Takeda deducted a total of $2.8 million against the profit equalization. Future royalties, if any, may be offset against the launch allowance of $8.2 million which is classified as Advance from Takeda in the condensed balance sheet.

Cash Flows During the Three Months Ended March 31, 2014 and 2013

In summary, our cash flows for the periods presented are as follows (in thousands)

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$(741)	$(24,620)
Net cash provided by investing activities	—	3,600
Net cash provided by (used in) financing activities	—	(630)

Net cash used in operating activities for the three months ended March 31, 2014 and 2013 was $0.7 million and $24.6 million, respectively. Net cash used in operations for the three months ended March 31, 2014 reflects our net loss, adjusted for non-cash stock based compensation charges, and changes in accrued liabilities associated with compensation related accruals partially offset by increases in accounts payable and decreases in prepaid expenses and other assets. Net cash used in operations for the three months ended March 31, 2013 reflects our net loss, non-cash credit related to collaboration cost reimbursement and changes in accrued liabilities associated with compensation related accruals partially offset by the benefit of payments received from Takeda related to the profit equalization revenue, and reimbursement for development and commercial expense and purchases of API by Takeda.

Net cash provided by investing activities for the three months ended March 31, 2014 was $0.0 million. Net cash provided by investing activities for the three months ended March 31, 2013 of $3.6 million was primarily due to proceeds from maturities of investments.

Net cash used in financing activities for the three months ended March 31, 2014 was $0.0 million. Net cash used in financing activities for the three months ended March 31, 2013 was primarily attributable to repayment of our note payable of $0.9 million partially offset by proceeds of $0.3 million received from the issuance of common stock upon exercise of stock options.

Contractual Obligations and Significant Commitments
 There were no significant changes in our commercial commitments and capital obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements
At March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission, or SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Significant Judgments and Estimates
There are no significant changes in our critical accounting policies from the disclosure provided in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There are no significant changes in our market risks from the disclosure provided in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of March 31. 2014. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting. Our management, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, and has concluded that there were no changes during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
 On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”).  The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action.  On October 21, 2013, the Court ordered a stay in the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the Federal Derivative Action be stayed until resolution of the securities class action. On April 30, 2014, plaintiff in the Federal Derivative Action filed a notice of voluntary dismissal without prejudice.
Additional complaints may be filed against us and our directors and officers related to our recall of OMONTYS.
Product Liability Litigation
On or about February 13, 2014, a complaint was filed by an individual plaintiff in the Fourth Judicial District Court (Ouachita Parish) of the State of Louisiana, naming as defendants the Company, Takeda Pharmaceuticals America, Inc., Takeda Pharmaceuticals U.S.A., Inc., Takeda Development Center Americas, Inc., Takeda Pharmaceuticals International, Inc., Takeda Pharmaceutical Company Limited, Fresenius Medical Care Monroe, LLC, and Fresenius Medical Care Holdings, Inc., and indicating an intention to add two physicians as defendants.  The plaintiff seeks to hold the defendants liable in connection with the death of her husband on February 15, 2013.  The complaint alleges that the Company and certain other defendants are liable under the Louisiana Products Liability Act, La.R.S. 9:2800.51, et seq., other Louisiana statutes, and otherwise in connection with their alleged acts and omissions with respect to OMONTYS.  The plaintiff seeks various categories or types of damages, including, without limitation, damages for her and her late husband’s alleged losses and injuries, punitive or exemplary damages, the price of OMONTYS and reasonable expenses occasioned by the sale of that drug, and other relief as set forth in the complaint.  On April 11, 2014, we filed our initial response to the claim, denying that the Company is liable for the plaintiff's damages as set forth in the complaint. Although this is the only lawsuit that the Company is aware of at this time, there can be no assurances that additional product liability complaints will not be brought.

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

We have experienced significant operating losses since our inception in 2001. At March 31, 2014, we had an accumulated deficit of $559.6 million. Due to the recall of OMONTYS, the subsequent restructuring and the uncertainty of when or if we may receive any potential royalties or milestones based on any revenues from the product under our amended collaboration with Takeda, we have limited resources with which to continue our operations and we have substantial ongoing obligations. In particular, we expect to continue to spend significant amounts in defense of our existing and potential future litigation.

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
On or about February 13, 2014, a complaint was filed by an individual plaintiff in the Fourth Judicial District Court (Ouachita Parish) of the State of Louisiana, naming as defendants the Company, Takeda Pharmaceuticals America, Inc., Takeda Pharmaceuticals U.S.A., Inc., Takeda Development Center Americas, Inc., Takeda Pharmaceuticals International, Inc., Takeda Pharmaceutical Company Limited, Fresenius Medical Care Monroe, LLC, and Fresenius Medical Care Holdings, Inc., and indicating an intention to add two physicians as defendants.  The plaintiff seeks to hold the defendants liable in connection with the death of her husband on February 15, 2013.  The complaint alleges that the Company and certain other defendants are liable under the Louisiana Products Liability Act, La.R.S. 9:2800.51, et seq., other Louisiana statutes, and otherwise in connection with their alleged acts and omissions with respect to OMONTYS.  The plaintiff seeks various categories or types of damages, including, without limitation, damages for her and her late husband’s alleged losses and injuries, punitive or exemplary damages, the price of OMONTYS and reasonable expenses occasioned by the sale of that drug, and other relief as set forth in the complaint.  On April 11, 2014, we filed our initial response to the claim, denying that the Company is liable for the plaintiff's damages as set forth in the complaint. Although this is the only lawsuit that the Company is aware of at this time, there can be no assurances that additional product liability complaints will not be brought.
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
Likewise, if additional product liability lawsuits are brought against us for injuries or deaths due to patients' adverse reactions to OMONTYS, we may be subject to additional liability. Regardless of the outcome, product liability claims may result in injury to our reputation, significant costs, diversion of management's attention and resources, substantial monetary awards and loss of revenue. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the reintroduction of OMONTYS.

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

The patents for epoetin alfa, a version of recombinant human erythropoietin, or rEPO, expired in 2004 in the European Union, or E.U., and the remaining patents expire from 2012 through 2015 in the U.S. Several biosimilar versions of rEPO are available for sale in the E.U. and biosimilar versions of rEPO are currently being studied in clinical trials in the U.S. For example, Hospira, Inc. has received approval from the EMA for its biosimilar in the EU as it continues development efforts in the U.S. to  obtain approval.

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

 As a result of the recent amendment to the collaboration with Takeda, Takeda holds an exclusive license to develop and commercialize OMONTYS worldwide. We have no control or influence over Takeda's decision-making as to OMONTYS. If Takeda is unwilling to continue to make further investments of time, resources and funding in OMONTYS, including the completion of the ongoing investigation, which may not be feasible or successful, we may have no recourse and the product may never be reintroduced in the U.S. or approved in any other territories, including in Europe and Japan. As a consequence, any progress and commercial success in any territory is dependent solely on Takeda's efforts and commitment to the program, which may be substantially reduced as a result of the recall. Takeda's decision in December 2011 not to commercialize the product in Japan and the delay or failure to secure a third party to commercialize the product in a timely manner may significantly reduce the commercial opportunity in that territory when and if Takeda reintroduces OMONTYS.  In addition, Takeda may delay, reduce or terminate investigation and reintroduction efforts in the U.S. and development efforts relating to the product elsewhere, independently develop products that compete with the product, or fail to commit sufficient resources to the marketing and distribution of the product. Competing products or programs, either developed by Takeda or to which our collaboration partners have rights or acquire in the future, may result in our partners' withdrawal of support for the product.

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

Since the recall and as we have transferred manufacturing responsibility to Takeda for OMONTYS, we have terminated all of our manufacturing activities. These actions may negatively impact the ability to reintroduce OMONTYS as Takeda will need to separately establish manufacturing contracts or capabilities which may require significant effort and cause delay.

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

Takeda and our third-party manufacturers are required to comply with applicable FDA manufacturing practice and other applicable regulations. If there is any failure to maintain compliance with these regulations, the production of OMONTYS could be interrupted, resulting in delays and additional costs should reintroduction of OMONTYS be feasible. Further, Takeda's limited experience providing reliable supply of product, particularly as to the manufacturing of API, may cause delays in reintroduction of OMONTYS, and deter health care providers and dialysis centers from selecting, or switching to, OMONTYS from our competitors' products or from continuing to use OMONTYS should it be reintroduced.

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

Risks Related to the Ownership of Our Common Stock
We have been named as a defendant in securities class action lawsuits and related derivative lawsuits as well as product liability lawsuits. These lawsuits could result in substantial damages.

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
 On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”).  The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action.  On October 21, 2013, the Court ordered a stay in the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the Federal Derivative Action be stayed until resolution of the securities class action. On April 30, 2014, plaintiff in the Federal Derivative Action filed a notice of voluntary dismissal without prejudice.
Additional complaints may be filed against us and our directors and officers related to our recall of OMONTYS.
On or about February 13, 2014, a complaint was filed by an individual plaintiff in the Fourth Judicial District Court (Ouachita Parish) of the State of Louisiana, naming as defendants the Company, Takeda Pharmaceuticals America, Inc., Takeda Pharmaceuticals U.S.A., Inc., Takeda Development Center Americas, Inc., Takeda Pharmaceuticals International, Inc., Takeda Pharmaceutical Company Limited, Fresenius Medical Care Monroe, LLC, and Fresenius Medical Care Holdings, Inc., and indicating an intention to add two physicians as defendants.  The plaintiff seeks to hold the defendants liable in connection with the death of her husband on February 15, 2013.  The complaint alleges that the Company and certain other defendants are liable under the Louisiana Products Liability Act, La.R.S. 9:2800.51, et seq., other Louisiana statutes, and otherwise in connection with their alleged acts and omissions with respect to OMONTYS.  The plaintiff seeks various categories or types of damages, including, without limitation, damages for her and her late husband’s alleged losses and injuries, punitive or exemplary damages, the price of OMONTYS and reasonable expenses occasioned by the sale of that drug, and other relief as set forth in the complaint.  On April 11, 2014, we filed our initial response to the claim, denying that the Company is liable for the plaintiff's damages as set forth in the complaint. Although this is the only lawsuit that the Company is aware of at this time, there can be no assurances that additional product liability complaints will not be brought.

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

The trading price of our common stock has been highly volatile. For the 52 weeks ended March 31, 2014, the closing price of our common stock ranged between a high of $2.08 per share and a low of $0.76 per share. The closing price for our common stock as reported by The OTCMKTS Stock Market on April 30, 2014 was $0.54 per share.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the quarter ended March 31, 2014.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended March 31, 2014.
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

AFFYMAX, INC.
Dated:	May 6, 2014	By:	/s/ RICHARD M. BRENNER
Richard M. Brenner Chief Executive Officer and Member of the Board of Directors
Dated:	May 6, 2014	By:	/s/ MARK G. THOMPSON
Mark G. Thompson Chief Financial Officer