Form 10-Q
period 2014-06-30
AFFYMAX INC
filed 2014-07-31
CIK 1158223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

As of July 31, 2014, 37,490,095 shares of the registrant’s common stock, $0.001 par value, were outstanding.

AFFYMAX, INC
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AFFYMAX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash	$3,399	$5,597
Prepaid expenses	1,055	725
Total current assets	4,454	6,322
Other assets	930	1,121
Total assets	$5,384	$7,443
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$80	$101
Accrued restructuring	65	315
Other accrued liabilities	69	266
Advance from Takeda	—	8,189
Total current liabilities	214	8,871
Stockholders’ equity (deficit)
Common stock: $0.001 par value, 100,000,000 shares authorized, 37,490,095 shares issued and outstanding	37	37
Additional paid-in capital	557,453	556,672
Accumulated deficit	(552,320)	(558,137)
Total stockholders’ equity (deficit)	5,170	(1,428)
Total liabilities and stockholders’ equity (deficit)	$5,384	$7,443

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Collaboration revenue	$—	$525	$—	$1,364
License and royalty revenue	42	—	42	5
Total revenue	42	525	42	1,369
Operating expenses:
Research and development	—	2,235	—	12,024
Selling, general and administrative	1,066	528	2,559	25,173
Collaboration cost reimbursement	—	(23,073)	—	(43,451)
Impairment (gain on disposal) of prepaid expenses, fixed assets and intangible assets	—	(560)	—	4,580
Restructuring charge	(71)	7,124	(172)	15,340
Total operating expenses	995	(13,746)	2,387	13,666
Income (loss) from operations	(953)	14,271	(2,345)	(12,297)
Interest income	—	6	—	21
Interest expense	—	(1,073)	—	(1,565)
Other income, net	8,162	10	8,162	10
Income (loss) before provision (benefit) for income taxes	7,209	13,214	5,817	(13,831)
(Benefit) for income taxes	—	(2,158)	—	(2,158)
Net income (loss) and comprehensive income (loss)	$7,209	$15,372	$5,817	$(11,673)
Net income (loss) per share:
Basic	$0.19	$0.41	$0.16	$(0.31)
Diluted	$0.19	$0.41	$0.16	$(0.31)
Weighted-average number of shares used in computing net income (loss) per share
Basic	37,490	37,490	37,490	37,480
Diluted	37,490	37,495	37,490	37,480

The accompanying notes are an integral part of these condensed financial statements.

AFFYMAX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$5,817	$(11,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Collaboration cost reimbursement	—	(41,777)
Impairment of prepaid expenses, fixed assets and intangible assets	—	4,580
Noncash restructuring charge	—	193
Depreciation and amortization	—	574
Amortization of premium on investments	—	6
Stock-based compensation expense	781	3,445
Loss (gain) on disposal of property and equipment	—	(579)
Noncash interest expense	—	808
Changes in operating assets and liabilities:
Receivable from Takeda	—	18,365
Prepaid expenses and other current assets	(330)	3,052
Other assets	191	220
Accounts payable	(21)	(5,121)
Accrued liabilities	(447)	(27,045)
Accrued clinical trial expenses	—	(2,702)
Deposit from Takeda	—	(559)
Advance from Takeda	(8,189)	—
Long-term income tax liability	—	(2,159)
Other long-term liabilities	—	(799)
Net cash (used in) operating activities	(2,198)	(61,171)
Cash flows from investing activities
Proceeds from sale of investments	—	12,038
Proceeds from sale of property and equipment	—	1,100
Net cash provided by investing activities	—	13,138
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	—	271
Repayment of note payable	—	(10,000)
Net cash (used in) financing activities	—	(9,729)
Net (decrease) in cash and cash equivalents	(2,198)	(57,762)
Cash and cash equivalents at beginning of the period	5,597	68,265
Cash and cash equivalents at end of the period	$3,399	$10,503

The accompanying notes are an integral part of these condensed financial statements.

 AFFYMAX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                 The Company

Affymax, Inc., a Delaware corporation, was incorporated in July 2001. In March 2012, the U.S. Food and Drug Administration, or FDA, approved our only product, OMONTYS® (peginesatide) Injection for the treatment of anemia due to chronic kidney disease in adult patients on dialysis.  OMONTYS is a synthetic, peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells and had been the only once-monthly ESA available to the adult dialysis patient population in the U.S.  We co-commercialized OMONTYS with our collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda during 2012 until February 2013, when we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of safety concerns. Effective April 1, 2013, we entered into an amendment of our collaboration with Takeda pursuant to which Takeda assumed full responsibility for OMONTYS, including responsibility for the ongoing recall and investigation with the FDA, and we granted them an exclusive worldwide license to OMONTYS in consideration for potential milestones and royalties.

On June 10, 2014, we received from Takeda a written notice of termination of the Collaboration and License Agreement between the Parties, dated June 27, 2006, as amended and the Agreement will be terminated effective as of September 10, 2014. Takeda’s decision to terminate the Agreement is a result of its detailed investigation of safety concerns of OMONTYS, which confirmed no quality or manufacturing issues were present, but did not identify a specific root cause for the reactions that were observed in patients treated with the product. Based on these findings and related discussions with Takeda, Affymax has determined not to exercise its rights with respect to the OMONTYS New Drug Application ("NDA") and Takeda will work with the FDA to withdraw the NDA.

We have experienced significant operating losses since inception. The recall of OMONTYS has severely harmed our business, financial condition, access to funds and prospects as a going concern. We may be unable to continue our operations or to succeed in existing and potential future litigation, in view of our limited resources and funds. As of June 30, 2014, we had an accumulated deficit of $552.3 million.
On June 24, 2014, we issued a press release announcing that our Board of Directors determined that it is in the best interests of Affymax’s stockholders to liquidate Affymax’s assets and to dissolve Affymax and had approved a Plan of Liquidation subject to stockholder approval.  Affymax intends to hold a special meeting of stockholders to seek approval of the Plan. Affymax will file proxy materials with the U.S. Securities and Exchange Commission as soon as practicable and in any event in advance of that meeting in accordance with applicable laws. In connection with the proposed dissolution, if approved by Affymax' stockholders, Affymax intends to distribute to its stockholders all available cash, if any, other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations of Affymax, as required by applicable law. If approved by Affymax’s stockholders, Affymax intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well as anticipated costs associated with the dissolution and liquidation as soon as reasonable, practicable and financially prudent.

Product Recall
On February 23, 2013, we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of post marketing reports regarding safety concerns, including anaphylaxis, which can be life-threatening or fatal. As a result of the voluntary recall of OMONTYS, all marketing activities were suspended and we have also suspended or terminated manufacturing activities. Takeda is currently in the process of withdrawal of the NDA for OMONTYS, and we do not expect this product to return to development or the market.

Restructuring and Impairment

In March 2013, we commenced a restructuring plan to reduce operating costs, which included a reduction in force of approximately 305 employees. As of June 30, 2014 there are two employees remaining.  We incurred approximately $16.1 million in restructuring charges for the year ended December 31, 2013, all of which are related to expenditures for one-time employee termination benefits (see Note 6 of the Notes to Condensed Financial Statements).  As a result of this restructuring and the recall, we also recorded impairment charges with respect to our property and equipment and intangible assets related to our license from Janssen Biotech, Inc. (a subsidiary of Johnson & Johnson) and certain of its affiliated companies, collectively referred to as Janssen, in the first quarter of 2013 (see Note 4 of the Notes to Condensed Financial Statements).

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
As a result of the Amendment, Takeda assumed full responsibility for OMONTYS, including the ongoing recall and investigation of OMONTYS.
On June 10, 2014, Affymax, Inc. received from Takeda Pharmaceutical Company Limited, a written notice of termination of the Collaboration and License Agreement between the Parties, dated June 27, 2006, as amended, and the Agreement will be terminated effective as of September 10, 2014. Takeda’s decision to terminate the Agreement is a result of its detailed investigation of safety concerns of OMONTYS, which confirmed no quality or manufacturing issues were present, but did not identify a specific root cause for the reactions that were observed in patients treated with the product. Based on these findings and related discussions with Takeda, Affymax has determined not to exercise its rights with respect to OMONTYS and Takeda will work with the FDA to withdraw the NDA.
Going Concern
On June 24, 2014, we issued a press release announcing that our Board of Directors determined that it is in the best interests of Affymax’s stockholders to liquidate Affymax’s assets and to dissolve Affymax and had approved a Plan of Liquidation subject to stockholder approval.  Affymax intends to hold a special meeting of stockholders to seek approval of the Plan. Affymax will file proxy materials with the U.S. Securities and Exchange Commission as soon as practicable in advance of that meeting in accordance with applicable laws. In connection with the proposed dissolution, if approved by Affymax' stockholders, Affymax intends to distribute to its stockholders all available cash, if any, other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations of Affymax, as required by applicable law. If approved by Affymax’s stockholders, Affymax intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well as anticipated costs associated with the dissolution and liquidation as soon as reasonable, practicable and financially prudent.

Because our stockholders have yet to vote and approve the Plan of Liquidation, the accompanying condensed financial statements have been prepared under the assumption of a going concern basis that contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $552.3 million as of June 30, 2014.

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

Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates market value. As of December 31, 2013 and June 30, 2014, the Company did not hold any investments in marketable debt or equity securities, including any cash equivalents.
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

Below is a summary of the components of our collaboration revenue for the three and six months ended June 30, 2014, and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net expense reimbursement after CAPM	—	525	—	1,364
Total collaboration revenue	$—	$525	$—	$1,364

License and Royalty Revenue

Royalties are recognized as earned in accordance with contract terms, when third party results are reported and collectability is reasonably assured.  Royalties received under agreements that were acquired by us in the 2001 spin out from GlaxoSmithKline or Glaxo are recorded at gross and 50% remitted to Glaxo.

Below is a summary of license and royalty revenue for the three and six months ended June 30, 2014, and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
License and royalty revenue	42	—	42	5
Total license and royalty revenue	$42	$—	$42	$5

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potential common shares.

Diluted net income (loss) per share is computed similarly to basic net loss per share, except that the denominator is increased to include all dilutive potential common shares using the treasury stock method.  For purposes of this calculation, options to purchase common stock, common stock issuable pursuant to the 2006 Employee Stock Purchase Plan, restricted stock units, or RSUs, and warrants are considered to be potential common shares and are only included in the calculation of diluted income (loss) per share when their effect is dilutive. The computations for basic and diluted net income (loss) per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$7,209	$15,372	$5,817	$(11,673)
Denominator:
Weighted-average shares outstanding	37,490	37,490	37,490	37,480
Effect of dilutive securities	—	5	—	—
Weighted-average diluted shares	37,490	37,495	37,490	37,480
Basic net income (loss) per share	$0.19	$0.41	$0.16	$(0.31)
Diluted net income (loss) per share	$0.19	$0.41	$0.16	$(0.31)

The following shares were excluded in the computation of diluted net income (loss) per common share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to purchase common stock	1,025	2,494	1,025	2,494
Warrant to purchase common stock	—	424	—	424

3.              Advance from Takeda

Under our agreement with Takeda, Takeda bore responsibility for 70% of all third-party expenses related to U.S. development and 50% of all third party expenses related to U.S. commercialization. Takeda also provided a launch allowance to help fund the initial costs associated with preparing to launch under which it committed to fund the first $20.0 million of U.S. commercial expenses incurred in total by us and Takeda. Amounts received under the launch allowance are non-refundable; under the Amendment, however, Takeda was entitled to deduct up to 8% from any future payments made to us under the royalty or milestone provisions until they have recouped an amount equal to $11.0 million ($10.0 million plus a $1.0 million fixed amount that represents interest).

As a result of the written notice of termination of the Collaboration and License Agreement received from Takeda on June 10, 2014 we have been relieved of the entire balance of the launch loan due Takeda of $8.2 million. We have derecognized the liability and recorded a credit to other income, as there is no obligation to repay this amount. As of June 30, 2014, our liability balance under the launch allowance is zero.

4. Commitments and Contingencies
Legal Proceedings
Shareholder Litigation
       On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants the Company, certain of its officers, Takeda Pharmaceutical Company Limited,

Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc. A second complaint naming the same defendants was filed on March 6, 2013. On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint that had been filed on March 6, 2013.  On July 22, 2013, a consolidated amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its former officers.  The consolidated amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding OMONTYS, the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.  On September 20, 2013, the Company and the individual defendants (collectively, “Defendants”) filed a motion to dismiss the consolidated amended complaint.  On November 19, 2013, the plaintiff filed her opposition to the motion to dismiss and on December 19, 2013, Defendants filed their reply in support of their motion to dismiss.  The hearing on the motion to dismiss occurred on January 15, 2014.  On January 21, 2014, the Court issued its order granting the motion to dismiss regarding violations of Section 20(a) against all Defendants and it granted the motion to dismiss in part, denying the motion to dismiss in part, and providing plaintiffs with an opportunity to amend the complaint.   On February 18, 2014, the Court, pursuant to a stipulation by the parties, stayed the litigation for ninety days to allow the parties to conduct settlement discussions. On July 2, 2014, the parties executed a Stipulation of Settlement of the securities class action suit. The Stipulation, which is subject to court approval, provides in part for a settlement payment of $6.5 million and the dismissal of all claims against the defendants in connection with the securities class action suit. The $6.5 million settlement payment, less any remaining retention at the time of payment, which is estimated to be less than$100,000, will be paid by the Company’s insurance provider under its insurance policy. On July 3, 2014, plaintiffs filed a motion for preliminary approval of the settlement. The preliminary approval hearing is set for August 27, 2014.

        On March 19, 2013 and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our current and former officers and directors as defendants (the “State Court Derivative Action”). The lawsuits allege that certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the Company's business health, which was tied to the success of OMONTYS. The lawsuits also assert claims for unjust enrichment and corporate waste.  On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2013 as the operative complaint. On August 6, 2013, the Court stayed the State Court Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the State Court Derivative Action be stayed in its entirety until resolution of the securities class action. On May 29, 2014, the parties entered into a Stipulation of Settlement of the State Court Derivative Action. The Stipulation, which is subject to court approval, provides in part that the Company will enter into certain corporate governance reforms, that the Company shall cause to be paid an attorneys’ fee to plaintiffs of $375,000 (subject to court approval), and for the dismissal of all claims against the defendants in connection with the State Court Derivative Action. On July 16, 2014, the Court entered an order preliminarily approving the Stipulation and setting a final approval hearing date for September 19, 2014.

On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”). The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action. On October 21, 2013, the Court ordered a stay in the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the Federal Derivative Action be stayed until resolution of the securities class action. On April 30, 2014, plaintiff in the Federal Derivative Action filed a notice of voluntary dismissal without prejudice. On May 7, 2014, the Court dismissed the Federal Derivative Action without prejudice.
        Additional complaints may be filed against us and our directors and officers related to our recall of OMONTYS.
Product Liability Litigation
On or about February 13, 2014, a complaint was filed by an individual plaintiff in the Fourth Judicial District Court (Ouachita Parish) of the State of Louisiana, naming as defendants the Company, Takeda Pharmaceuticals America, Inc., Takeda Pharmaceuticals U.S.A., Inc., Takeda Development Center Americas, Inc., Takeda Pharmaceuticals International, Inc., Takeda Pharmaceutical Company Limited, Fresenius Medical Care Monroe, LLC, and Fresenius Medical Care Holdings, Inc., and

indicating an intention to add two physicians as defendants.  The plaintiff seeks to hold the defendants liable in connection with the death of her husband on February 15, 2013.  The complaint alleges that the Company and certain other defendants are liable under the Louisiana Products Liability Act, La.R.S. 9:2800.51, et seq., other Louisiana statutes, and otherwise in connection with their alleged acts and omissions with respect to OMONTYS.  The plaintiff seeks various categories or types of damages, including, without limitation, damages for her and her late husband’s alleged losses and injuries, punitive or exemplary damages, the price of OMONTYS and reasonable expenses occasioned by the sale of that drug, and other relief as set forth in the complaint.  On April 11, 2014, we filed our initial response to the claim, denying that the Company is liable for the plaintiff's damages as set forth in the complaint. The Company has product liability insurance which we believe is adequate and we believe a material loss is not probable. However, it is possible losses could exceed the insurance coverage or coverage may be denied. Although this is the only lawsuit that the Company is aware of at this time, there can be no assurances that additional product liability complaints will not be brought.

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

5.                 Stock-Based Compensation

Stock-based compensation was recorded in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$—	$(366)	$—	$825
Selling, general and administrative	297	93	781	2,248
Total	$297	$(273)	$781	$3,073

Stock Option Activity
The following table summarize information about stock option activity for the six months ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price (Per Share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(2)
Stock Options:
Balances at December 31, 2013	1,839,857	$16.24
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(815,128)	18.13
Balances at June 30, 2014	1,024,729	$14.72	5.45	$—
Options exercisable at June 30, 2014	844,418	$15.35	4.98	$—

.

6.                 Restructuring Charge

2013 Restructuring
InMarch 2013, we implemented plans to restructure our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. As of June 30, 2013, we completed a reduction in force of almost all our personnel, including all of our commercial and medical affairs field forces as well as other employees throughout the organization. We recorded $15.3 million in restructuring charges related to the workforce reduction during the first half of 2013.  We recorded adjustments to the restructuring charge in subsequent periods, primarily related to the forfeiture of restructuring benefits by affected former employees.

The following table summarizes the accrual balance and utilization by type for the restructuring (in thousands):

Total
Balance at December 31, 2013	$315
Cash payments	(35)
Adjustments	(215)
Balance at June 30, 2014	$65

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013 and our unaudited condensed financial statements for the three and six month period ended June 30, 2014.

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

Overview
We are a biopharmaceutical company restructuring operations and our Board has approved, subject to stockholder approval, a plan of dissolution and liquidation of the Company. In March 2012, the U.S. Food and Drug Administration, or FDA, approved the Company’s first and only product, OMONTYS® (peginesatide) Injection for the treatment of anemia due to chronic kidney disease in adult patients on dialysis.  OMONTYS is a synthetic, peptide-based erythropoiesis stimulating agent, or ESA, designed to stimulate production of red blood cells and has been the only once-monthly ESA available to the adult dialysis patient population in the U.S.  We co-commercialized OMONTYS with our collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda during 2012 until February 2013, when we and Takeda announced a nationwide voluntary recall of OMONTYS as a result of safety concerns. Effective April 1, 2013, we entered into an amendment of our collaboration agreement with Takeda pursuant to which Takeda assumed full responsibility for OMONTYS, including responsibility for the ongoing recall and investigation with the FDA, and we granted them an exclusive license to OMONTYS in consideration for potential royalties and milestones.
On June 10, 2014, Affymax, Inc. received from Takeda Pharmaceutical Company Limited, a written notice of termination of the Collaboration and License Agreement between the Parties, dated June 27, 2006, as amended, and the Agreement will be terminated effective as of September 10, 2014. Takeda’s decision to terminate the Agreement is a result of its detailed investigation of safety concerns of OMONTYS, which confirmed no quality or manufacturing issues were present, but did not identify a specific root cause for the reactions that were observed in patients treated with the product. Based on these findings and related discussions with Takeda, Affymax has determined not to exercise its rights with respect to OMONTYS and Takeda will work with the FDA to withdraw the OMONTYS New Drug Application (the "NDA").
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
On June 10, 2014, Affymax, Inc. received from Takeda Pharmaceutical Company Limited , a written notice of termination of the Collaboration and License Agreement between the Parties, dated June 27, 2006, as amended, and the Agreement will be terminated effective as of September 10, 2014. Takeda’s decision to terminate the Agreement is a result of its detailed investigation of safety concerns of OMONTYS, which confirmed no quality or manufacturing issues were present, but did not identify a specific root cause for the reactions that were observed in patients treated with the product. Based on these findings and related discussions with Takeda, Affymax has determined not to exercise its rights with respect to OMONTYS and Takeda will work with the FDA to withdraw the NDA.
We have experienced significant operating losses since inception.  We have funded our operations primarily through the sale of equity securities, reimbursement for development expenses and API production, license fees, milestone payments and profit equalization revenue from Takeda, issuance of notes payable, capital lease financings, interest earned on investments and limited license fees and royalties from licensing intellectual property. As of June 30, 2014, we had an accumulated deficit of $552.3 million.

On June 24, 2014, we issued a press release announcing that our Board of Directors determined that it is in the best interests of Affymax’s stockholders to liquidate Affymax’s assets and to dissolve Affymax. The Affymax, Inc. Plan of Liquidation was unanimously approved by the Board, but is subject to stockholder approval.  Affymax intends to hold a special meeting of stockholders to seek approval of the Plan. Affymax will file proxy materials with the U.S. Securities and Exchange Commission in advance of that meeting. In connection with the proposed dissolution, Affymax intends to distribute to its stockholders all available cash, if any, other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations of Affymax, as required by applicable law. If approved by Affymax’s stockholders, Affymax intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well as anticipated costs associated with the dissolution and liquidation as soon as reasonable, practicable and financially prudent.

Litigation

Shareholder Litigation

On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants the Company, certain of its officers, Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc.  A second complaint naming the same defendants was filed on March 6, 2013. On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint that had been filed on March 6, 2013.  On July 22, 2013, a consolidated amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its former officers.  The consolidated amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding OMONTYS, the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.  On September 20, 2013, the Company and the individual defendants (collectively, “Defendants”) filed a motion to dismiss the consolidated amended complaint.  On November 19, 2013, the plaintiff filed her opposition to the motion to dismiss and on December 19, 2013, Defendants filed their reply in support of their motion to dismiss.  The hearing on the motion to dismiss occurred on January 15, 2014.  On January 21, 2014, the Court issued its order granting the motion to dismiss regarding violations of Section 20(a) against all Defendants and it granted the motion to dismiss in part, denying the motion to dismiss in part, and providing plaintiffs with an opportunity to amend the complaint.   On February 18, 2014, the Court, pursuant to a stipulation by the parties, stayed the litigation for ninety days to allow the parties to conduct settlement discussions. On July 2, 2014, the parties executed a Stipulation of Settlement of the securities class action suit. The Stipulation, which is subject to court approval, provides in part for a settlement payment of $6.5 million and the dismissal of all claims against the defendants in connection with the securities class action suit. The $6.5 million settlement payment, less any remaining retention at the time of payment, which is estimated to be less than $100,000, will be paid by the Company’s insurance provider under its insurance policy. On July 3, 2014, plaintiffs filed a motion for preliminary approval of the settlement. The preliminary approval hearing is set for August 27, 2014.

On March 19, 2013 and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our current and former officers and directors as defendants (the “State Court Derivative Action”). The lawsuits allege that certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the Company's business health, which was tied to the success of OMONTYS. The lawsuits also assert claims for unjust enrichment and corporate waste.  On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2013 as the operative complaint. On August 6, 2013, the Court stayed the State Court Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the State Court Derivative Action be stayed in its entirety until resolution of the securities class action. On May 29, 2014, the parties entered into a Stipulation of Settlement of the State Court Derivative Action. The Stipulation, which is subject to court approval, provides in part that the Company will enter into certain corporate governance reforms, that the Company shall cause to be paid an attorneys’ fee to plaintiffs of $375,000 (subject to court approval), and for the dismissal of all claims against the defendants in connection with the State Court Derivative Action. On July 16, 2014, the Court entered an order preliminarily approving the Stipulation and setting a final approval hearing date for September 19, 2014.
 On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”).  The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action.  On October 21, 2013, the Court ordered a stay in the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the Federal Derivative Action be stayed until resolution of the securities class action. On April 30, 2014, plaintiff in the Federal Derivative Action filed a notice of voluntary dismissal without prejudice. On May 7, 2014, the Court dismissed the Federal Derivative Action without prejudice.
        Additional complaints may be filed against us and our directors and officers related to our recall of OMONTYS.

Product Liability Litigation

On or about February 13, 2014, a complaint was filed by an individual plaintiff in the Fourth Judicial District Court (Ouachita Parish) of the State of Louisiana, naming as defendants the Company, Takeda Pharmaceuticals America, Inc., Takeda Pharmaceuticals U.S.A., Inc., Takeda Development Center Americas, Inc., Takeda Pharmaceuticals International, Inc., Takeda Pharmaceutical Company Limited, Fresenius Medical Care Monroe, LLC, and Fresenius Medical Care Holdings, Inc., and indicating an intention to add two physicians as defendants.  The plaintiff seeks to hold the defendants liable in connection with the death of her husband on February 15, 2013.  The complaint alleges that the Company and certain other defendants are liable under the Louisiana Products Liability Act, La.R.S. 9:2800.51, et seq., other Louisiana statutes, and otherwise in connection with their alleged acts and omissions with respect to OMONTYS.  The plaintiff seeks various categories or types of damages, including, without limitation, damages for her and her late husband’s alleged losses and injuries, punitive or exemplary damages, the price of OMONTYS and reasonable expenses occasioned by the sale of that drug, and other relief as set forth in the complaint.  On April 11, 2014, we filed our initial response to the claim, denying that the Company is liable for the plaintiff's damages as set forth in the complaint. The Company has product liability insurance which we believe is adequate and we believe a material loss is not probable. However, it is possible losses could exceed the insurance coverage or coverage may be denied. Although this is the only product liability lawsuit that the Company is aware of at this time, there can be no assurances that additional product liability complaints will not be brought.

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

Financial Outlook

On June 24, 2014, we issued a press release announcing that our Board of Directors determined that it is in the best interests of Affymax’s stockholders to liquidate Affymax’s assets and to dissolve Affymax and had approved a Plan of Liquidation, subject to stockholder approval.  Affymax intends to hold a special meeting of stockholders to seek approval of the Plan. Affymax will file proxy materials with the U.S. Securities and Exchange Commission as soon as practicable and in any event in advance of that meeting in accordance with applicable laws. In connection with the proposed dissolution, if approved by Affymax' stockholders, Affymax intends to distribute to its stockholders all available cash, if any, other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations of Affymax, as required by applicable law. If approved by Affymax’s stockholders, Affymax intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well as anticipated costs associated with the dissolution and liquidation as soon as reasonable, practicable and financially prudent.

Results of Operations

Revenue

During the commercialization period we received reimbursement for certain collaboration expenses. Takeda bore responsibility for 70% of third-party expenses related to U.S. development and 50% of third party expenses related to the commercialization of OMONTYS in the U.S. incurred by us and we were responsible for the reciprocal amount of development and commercialization expenses. Certain employee-related expenses supporting preparation for commercialization of OMONTYS in the U.S. were also shared equally. Such employee-related costs included the cost of certain employees that are required to commercialize OMONTYS such as field sales representatives, sales operations, medical science liaisons, nurse educators, conversion specialists, national accounts managers and reimbursement specialists. In addition, costs of employees in clinical, regulatory and other development functions supporting any post-marketing development activity required by the FDA or separately agreed to by the parties in the U.S. were generally shared equally.

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

Revenue as compared to the prior year is as follows (in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2014	2013		2014	2013
Collaboration revenue	$—	$525	(100)%	$—	$1,364	(100)%
License and royalty revenue	42	—	100%	42	5	88%
Total revenue	$42	$525	(92)%	$42	$1,369	(97)%

Revenue decreased $0.5 million from $0.5 million for the three months ended June 30, 2013 to $0.0 million for the three months ended June 30, 2014. The collaboration revenue received in the three months ended June 30, 2013 was the final payment received from Takeda for reimbursement of certain personnel costs incurred by us to assist in the transition of regulatory responsibilities, including the OMONTYS NDA, and all manufacturing, and development responsibilities from us to Takeda. Collaboration revenue decreased from $1.3 million for the six months ended June 30, 2013 to $0.0 million for the six month ended June 30, 2014. The decrease was primarily the result of receipt of the final profit sharing payment from Takeda, as a result of the product recall of OMONTYS and the one time payment for transition services.

 The following table presents our collaboration revenue, by revenue type, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net expense reimbursement after CAPM	$—	$525	$—	$1,364
Total collaboration revenue	$—	$525	$—	$1,364

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
On June 10, 2014, Affymax, Inc. received from Takeda Pharmaceutical Company Limited, a written notice of termination of the Collaboration and License Agreement between the Parties, dated June 27, 2006, as amended, and the Agreement will be terminated effective as of September 10, 2014. Takeda’s decision to terminate the Agreement is a result of its detailed investigation of safety concerns of OMONTYS, which confirmed no quality or manufacturing issues were present, but did not identify a specific root cause for the reactions that were observed in patients treated with the product. Based on these findings and related discussions with Takeda, Affymax has determined not to exercise its rights with respect toOMONTYS and Takeda will work with the FDA to withdraw the NDA.
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

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2014	2013		2014	2013
Research and development expenses	$—	$2,235	(100)%	$—	$12,024	(100)%

R&D expenses declined $2.2 million and $12.0 million for the three and six months ended June 30, 2014, respectively,when compared to the same periods in 2013.. The decrease in R&D expenses in 2014 compared to 2013 was due to the recall of OMONTYS in February 2013. After the recall, we undertook a restructuring of the Company which involved the cessation of all R&D activity and a significant reduction in workforce including all R&D personnel.

Selling, General and Administrative Expenses
SG&A expenses consist principally of salaries, employee benefits, consulting, professional fees for legal, auditing and tax services, marketing and commercial support for OMONTYS, allocation for overhead and occupancy costs and royalty expense. SG&A, expenses as compared to the prior year are as follows (in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2014	2013		2014	2013
Selling, general and administrative expenses	$1,066	$528	102%	$2,559	$25,173	(90)%

SG&A expenses increased $0.5 million from the second quarter of 2013 to the second quarter of 2014. The increase in SG&A expenses in 2014 compared to 2013 was primarily due to the reclassification of operating expenses from SG&A to R&D in the second quarter of 2013 offset by the recall of OMONTYS and our subsequent cost reduction efforts, including the reduction in force of nearly all of our employees. SG&A expense decreased $22.6 million from $25.2 million for the six months ended June 30, 2013 to $2.6 million for the six months ended June 30, 2014. The decrease was primarily the result of the recall of OMONTYS and our subsequent cost reduction efforts, including the reduction in force of nearly all of our employees.

Collaboration Cost Reimbursement
Collaboration cost reimbursement as compared to the prior year are as follows (in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2014	2013		2014	2013
Collaboration cost reimbursement	$—	$(23,073)	—	$—	$(43,451)	—

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

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2014	2013		2014	2013
Impairment (gain on disposal) of prepaid expenses, fixed assets and intangible assets	$—	$(560)	—	$—	$4,580	—

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

Restructuring Charges
Restructuring charges and percentage changes as compared to the prior year are as follows (in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2014	2013		2014	2013
Restructuring charges	$(71)	$7,124	101%	$(172)	$15,340	101%

Beginning in March 2013, we undertook plans to reorganize our operations in order to reduce operating costs and focus on the OMONTYS safety and other related FDA issues associated with the recall of the product. By June 30, 2013, in addition to transitioning most activities to our collaborator, Takeda, we completed a reduction in force of most of our remaining employees, including all of our commercial and medical affairs field forces as well as other employees throughout the organization and incurred $15.3 million in restructuring charges. The benefit recorded in the three and six months ended June 30, 2014 was due to an adjustment in the estimate of remaining benefits due to employees.

Other Income (Expense), Net
Other income (expense), net as compared to prior years are as follows (in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2014	2013		2014	2013
Interest income	$—	$6	(100)%	$—	$21	(100)%
Interest expense	—	(1,073)	(100)%	—	(1,565)	(100)%
Other income, net	8,162	10	81520%	8,162	10	81520%
Other income (expense), net	$8,162	$(1,067)	(865)%	$8,162	$(1,544)	(629)%

The decrease in interest (expense), net during the three and six months ended June 30, 2014 compared to the same periods in 2013 was due primarily to final payment of interest and prepayment fees associated with the discharge of obligations under our loan agreement with Lenders, our launch allowance with Takeda, lower interest rates and lower average cash balance.

The increase in other income, net during the three and six months ended June 30, 2014 compared to the same periods in 2013 was due primarily to receipt of the written notice of termination of the Collaboration and License Agreement received from Takeda on June 10, 2014. As a result of the termination notice we have been relieved of the launch loan due Takeda of $8.2 million. As a result, we have derecognized the liability and recorded a credit to other income, as there is no obligation to repay this amount. As of June 30, 2014, our liability balance under the launch allowance is zero.

Provision for Income Taxes

We are subject to federal and state income taxes. We anticipate no taxable income for 2014 and therefore have not recorded any federal or state taxes, other than the minimum statutory California tax, related to the current period for the three and six months ended June 30, 2014.

Liquidity and Capital Resources

Our cash, at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30,	December 31
	2014	2013
Cash and cash equivalents	$3,399	$5,597

Working Capital
Working capital was $4.2 million at June 30, 2014, an increase of $6.8 million from working deficit of December 31, 2013. The increase is due to the derecognition of the Takeda launch allowance in the second quarter of 2014.
On June 24, 2014, we issued a press release announcing that our Board of Directors determined that it is in the best interests of Affymax’s stockholders to liquidate Affymax’s assets and to dissolve Affymax and had approved a Plan of Liquidation subject to stockholder approval.  Affymax intends to hold a special meeting of stockholders to seek approval of the Plan. Affymax will file proxy materials with the U.S. Securities and Exchange Commission as soon as practicable and in any event in advance of that meeting in accordance with applicable laws. In connection with the proposed dissolution, if approved by Affymax' stockholders, Affymax intends to distribute to its stockholders all available cash, if any, other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations of Affymax, as required by applicable law.  If approved by Affymax’s stockholders, Affymax intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well as anticipated costs associated with the dissolution and liquidation as soon as reasonable, practicable and financially prudent.

Cash Flows During the Six Months Ended June 30, 2014 and 2013

In summary, our cash flows for the periods presented are as follows (in thousands)

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(2,198)	$(61,171)
Net cash provided by investing activities	—	13,138
Net cash used in financing activities	—	(9,729)

Net cash used in operating activities for the six months ended June 30, 2014 and 2013 was $2.2 million and $61.2 million, respectively. Net cash used in operations for the six months ended June 30, 2014 reflects our net income, non-cash stock based compensation charges partially offset by changes in accrued liabilities associated with compensation related accruals and prepaid expenses and derecognition of the Takeda launch loan allowance. Net cash used in operations for the six months ended June 30, 2013 reflects our net loss, non-cash credit related to collaboration cost reimbursement and changes in accrued liabilities associated with compensation related accruals partially offset by the benefit of payments received from Takeda related to profit equalization revenue, and reimbursement for development and commercial expense and purchases of API by Takeda.

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

Off-Balance Sheet Arrangements
At June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission, or SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There are no significant changes in our market risks from the disclosure provided in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of June 30, 2014. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting. Our management, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, and has concluded that there were no changes during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.   Legal Proceedings

      Shareholder Litigation

On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants the Company, certain of its officers, Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc.  A second complaint naming the same defendants was filed on March 6, 2013. On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint that had been filed on March 6, 2013.  On July 22, 2013, a consolidated amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its former officers.  The consolidated amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding OMONTYS, the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.  On September 20, 2013, the Company and the individual defendants (collectively, “Defendants”) filed a motion to dismiss the consolidated amended complaint.  On November 19, 2013, the plaintiff filed her opposition to the motion to dismiss and on December 19, 2013, Defendants filed their reply in support of their motion to dismiss.  The hearing on the motion to dismiss occurred on January 15, 2014.  On January 21, 2014, the Court issued its order granting the motion to dismiss regarding violations of Section 20(a) against all Defendants and it granted the motion to dismiss in part, denying the motion to dismiss in part, and providing plaintiffs with an opportunity to amend the complaint.   On February 18, 2014, the Court, pursuant to a stipulation by the parties, stayed the litigation for ninety days to allow the parties to conduct settlement discussions. On July 2, 2014, the parties executed a Stipulation of Settlement of the securities class action suit. The Stipulation, which is subject to court approval, provides in part for a settlement payment of $6.5 million and the dismissal of all claims against the defendants in connection with the securities class action suit. The $6.5 million settlement payment, less any remaining retention at the time of payment, which is estimated to be less than $100,000, will be paid by the Company’s insurance provider under its insurance policy. On July 3, 2014, plaintiffs filed a motion for preliminary approval of the settlement. The preliminary approval hearing is set for August 27, 2014.

On March 19, 2013 and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our current and former officers and directors as defendants (the “State Court Derivative Action”). The lawsuits allege that certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the Company's business health, which was tied to the success of OMONTYS. The lawsuits also assert claims for unjust enrichment and corporate waste.  On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2013 as the operative complaint. On August 6, 2013, the Court stayed the State Court Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the State Court Derivative Action be stayed in its entirety until resolution of the securities class action. On May 29, 2014, the parties entered into a Stipulation of Settlement of the State Court Derivative Action. The Stipulation, which is subject to court approval, provides in part that the Company will enter into certain corporate governance reforms, that the Company shall cause to be paid an attorneys’ fee to plaintiffs of $375,000 (subject to court approval), and for the dismissal of all claims against the defendants in connection with the State Court Derivative Action. On July 16, 2014, the Court entered an order preliminarily approving the Stipulation and setting a final approval hearing date for September 19, 2014.
 On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”).  The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action.  On October 21, 2013, the Court ordered a stay in the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the Federal Derivative Action be stayed until resolution of the securities class action. On April 30, 2014, plaintiff in the Federal Derivative Action filed a notice of voluntary dismissal without prejudice. On May 7, 2014, the Court dismissed the Federal Derivative Action without prejudice.
Additional complaints may be filed against us and our directors and officers related to our recall of OMONTYS.

Product Liability Litigation
On or about February 13, 2014, a complaint was filed by an individual plaintiff in the Fourth Judicial District Court (Ouachita Parish) of the State of Louisiana, naming as defendants the Company, Takeda Pharmaceuticals America, Inc., Takeda Pharmaceuticals U.S.A., Inc., Takeda Development Center Americas, Inc., Takeda Pharmaceuticals International, Inc., Takeda Pharmaceutical Company Limited, Fresenius Medical Care Monroe, LLC, and Fresenius Medical Care Holdings, Inc., and indicating an intention to add two physicians as defendants.  The plaintiff seeks to hold the defendants liable in connection with the death of her husband on February 15, 2013.  The complaint alleges that the Company and certain other defendants are liable under the Louisiana Products Liability Act, La.R.S. 9:2800.51, et seq., other Louisiana statutes, and otherwise in connection with their alleged acts and omissions with respect to OMONTYS.  The plaintiff seeks various categories or types of damages, including, without limitation, damages for her and her late husband’s alleged losses and injuries, punitive or exemplary damages, the price of OMONTYS and reasonable expenses occasioned by the sale of that drug, and other relief as set forth in the complaint.  On April 11, 2014, we filed our initial response to the claim, denying that the Company is liable for the plaintiff's damages as set forth in the complaint. The Company has product liability insurance which we believe is adequate and we believe a material loss is not probable. However, it is possible losses could exceed the insurance coverage or coverage may be denied. Although this is the only lawsuit that the Company is aware of at this time, there can be no assurances that additional product liability complaints will not be brought.

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
Risks Related to Our Business

In February 2013, we recalled OMONTYS nationwide due to safety concerns. In June 2014, we were informed by Takeda that after an extensive investigation, no specific root cause for the reactions that were observed in patients treated with the product. Based on these findings and related discussions with Takeda, Affymax has determined not to exercise its rights with respect to the OMONTYS New Drug Application and Takeda will work with the FDA to withdraw the NDA. Accordingly, OMONTYS has no future prospects and we have no alternative sources of product revenue.

In February 2013, we announced the voluntary nationwide recall of OMONTYS from the market resulting from serious allergic reactions reported in patients receiving the product, including anaphylaxis related to deaths occurring after first administration of OMONTYS. On June 10, 2014, Affymax, Inc. received from Takeda Pharmaceutical Company Limited , a written notice of termination of the Collaboration and License Agreement between the Parties, dated June 27, 2006, as amended and the Agreement will be terminated effective as of September 10, 2014. Takeda’s decision to terminate the Agreement is a result of its detailed investigation of safety concerns of OMONTYS, which confirmed no quality or manufacturing issues were present, but did not identify a specific root cause for the reactions that were observed in patients treated with the product. In February 2013, in consultation with the U.S. Food and Drug Administration, Affymax and Takeda voluntarily recalled OMONTYS from the market as a result of post-marketing reports regarding serious hypersensitivity reactions, including anaphylaxis, which can be life-threatening or fatal.

Based on these findings and related discussions with Takeda, Affymax has determined not to exercise its rights with respect to the OMONTYS New Drug Application and Takeda will work with the FDA to withdraw the NDA.

As a result of this, we have no products and no prospect for future product revenue, or product related royalty revenue.

Our Board of Directors has determined that it is in the best interests of the stockholders to liquidate Affymax's assets and dissolve the company and we are planning to submit the plan for stockholder approval. If the stockholders do not approve the dissolution, we do not have sufficient assets to continue as a going concern for any significant period of time and we may never conduct business or have operations in the future.

On June 24, 2014, we issued a press release announcing that our Board of Directors determined that it is in the best interests of Affymax’s stockholders to liquidate Affymax’s assets and to dissolve Affymax and had approved a Plan of Liquidation subject to stockholder approval.  Affymax intends to hold a special meeting of stockholders to seek approval of the Plan. Affymax will file proxy materials with the U.S. Securities and Exchange Commission as soon as practicable but in any event in advance of that meeting in accordance with applicable laws. In connection with the proposed dissolution, if approved by stockholders, Affymax intends to distribute to its stockholders all available cash, if any, other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations of Affymax, as required by applicable law. If approved by Affymax’s stockholders, Affymax intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well as anticipated costs associated with the dissolution and liquidation as soon as reasonable, practicable and financially prudent.

We have incurred significant operating losses since inception and have no prospects for future revenue.

We have experienced significant operating losses since our inception in 2001. At June 30, 2014, we had an accumulated deficit of $552.3 million. As a result of the withdrawal of OMONTYS from the market, we have no products and no prospect for future product revenue, or product related royalty revenue.

Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.
Our independent registered public accounting firm has included in their audit opinion on our financial statements for the year ended December 31, 2013, a statement with respect to substantial doubt as to our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. If the stockholders do not approve the proposed plan of liquidation and dissolution adopted by the Board, we expect that we will not be able to continue as a going concern in any event.

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
In addition, in March 2013, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our officers and directors as defendants.  A third derivative lawsuit was filed in the United States District Court for the Northern District of California, but was subsequently voluntarily dismissed. The lawsuits allege that certain of our current and former officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding our business health, which was tied to the success of OMONTYS.  The lawsuits also assert claims for unjust enrichment and corporate waste.

We have agreed to terms of a settlement of the securities class action suit and state court derivatives lawsuits. The settlement agreements however are subject to Court approval, which may be denied. The preliminary approval hearing for the class action settlement is set for August 27, 2014. The Court may deny the motion to preliminarily approve the class action settlement. Even if the Court preliminarily approves the settlement, the Court may deny the final approval of the settlement. Further, stockholders in the securities class action settlement may opt-out of the settlement creating potential for additional lawsuits alleging similar or identical claims to the securities class action. In addition, if many stockholders opt-out of the settlement it could cause the Company to terminate the settlement.

The derivative settlement was preliminarily approved on July 16, 2014. The final approval hearing date for the derivative settlement is set for September 19, 2014. The Court could deny final approval of the settlement.

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
While we believe we have meritorious defenses and intend to defend these lawsuits vigorously, we cannot predict the outcome of these lawsuits. We believe that there may be additional suits or proceedings brought in the future. Legal fees and costs incurred in connection with such activities may be significant and we could, in the future, be subject to judgments or enter into settlements of claims for significant monetary damages. A decision adverse to our interests on these actions or resulting from these matters could result in the payment of substantial damages and could have a material adverse effect on our cash position.
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

With respect to any litigation, our insurance may not reimburse us or may not be sufficient to reimburse us for the expenses or losses we may suffer in contesting and concluding such lawsuits. Substantial litigation costs or an adverse result in any litigation may adversely impact our financial condition.

Risks Related to the Ownership of Our Common Stock

Our Board of Directors has determined that it is in the best interests of the stockholders to liquidate Affymax's assets and dissolve the company. We currently do not have future prospects and our available cash is below our current trading price and even if the plan of dissolution and liquidation is approved by our stockholders, there may be nominal or no proceeds available for our stockholders.

On June 24, 2014, we issued a press release announcing that our Board of Directors determined that it is in the best interests of Affymax’s stockholders to liquidate Affymax’s assets and to dissolve Affymax and had approved a Plan of Liquidation subject to stockholder approval.  Affymax intends to hold a special meeting of stockholders to seek approval of the Plan. Affymax will file proxy materials with the U.S. Securities and Exchange Commission as soon as practicable and in any event in advance of that meeting in accordance with applicable laws. In connection with the proposed dissolution, if approved by Affymax' stockholders, Affymax intends to distribute to its stockholders all available cash, if any, other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations of Affymax, as required by applicable law. If approved by Affymax’s stockholders, Affymax intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well as anticipated costs associated with the dissolution and liquidation as soon as reasonable, practicable and financially prudent.

As of July 14, 2014, our stock was trading at approximately $0.10 per share in the over the counter bulletin board market. Our available cash per share is less than the trading price and there can be no assurance that any outstanding claims of creditors, ongoing costs of operations and the costs of stockholder solicitation in support of our plan of liquidation and dissolution and cost of proceeding with a dissolution would result in any proceeds being paid to our stockholders.

Even if we receive stockholder approval, applicable law requires that we first make payments to satisfy any outstanding claims and obligations prior to proceeding with any approved plan of dissolution and liquidation and we expect that outstanding litigation against us will delay and reduce the potential proceeds that may be available for distribution to our stockholders.

We have been named as a defendant in securities class action lawsuits and related derivative lawsuits as well as product liability lawsuits. These lawsuits could result in substantial damages.

On February 27, 2013, a securities class action complaint was filed in the United States District Court for the Northern District of California, naming as defendants the Company, certain of its officers, Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Global Research & Development Center, Inc.  A second complaint naming the same defendants was filed on March 6, 2013. On May 2, 2013, the securities class action complaint that was filed on February 27, 2013 was voluntarily dismissed by the plaintiff.  On May 21, 2013, the Court appointed a lead plaintiff in the remaining securities class action complaint that had been filed on March 6, 2013.  On July 22, 2013, a consolidated amended class action complaint was filed on behalf of purported stockholders of the Company, naming as defendants the Company and certain of its former officers.  The consolidated amended complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with allegedly false and misleading statements made by the defendants regarding OMONTYS, the Company's business practices, financial projections and other disclosures between August 8, 2012 and February 22, 2013, or the Class Period.  The plaintiff seeks to represent a class comprised of purchasers of the Company's common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court.  On September 20, 2013, the Company and the individual defendants (collectively, “Defendants”) filed a motion to dismiss the consolidated amended complaint.  On November 19, 2013, the plaintiff filed her opposition to the motion to dismiss and on December 19, 2013, Defendants filed their reply in support of their motion to dismiss.  The hearing on the motion to dismiss occurred on January 15, 2014.  On January 21, 2014, the Court issued its order granting the motion to dismiss regarding violations of Section 20(a) against all Defendants and it granted the motion to dismiss in part, denying the motion to dismiss in part, and providing plaintiffs with an opportunity to amend the complaint.   On February 18, 2014, the Court, pursuant to a stipulation by the parties, stayed the litigation for ninety days to allow the parties to conduct settlement discussions. On July 2, 2014, the parties executed a Stipulation of Settlement of the securities class action suit. The Stipulation, which is subject to court approval, provides in part for a settlement payment of $6.5 million and the dismissal of all claims against the defendants in connection with the securities class action suit. The $6.5 million settlement payment, less any remaining retention at the time of payment, which is estimated to be less than $100,000, will be paid by the Company’s insurance provider under its insurance policy. On July 3, 2014, plaintiffs filed a motion for preliminary approval of the settlement. The preliminary approval hearing is set for August 27, 2014.

 On March 19, 2013 and March 29, 2013, respectively, two derivative lawsuits were filed purportedly on behalf of the Company in California Superior Court for the County of Santa Clara naming certain of our current and former officers and directors as defendants (the “State Court Derivative Action”). The lawsuits allege that certain of the Company's officers and directors breached their fiduciary duties related to the clinical trials for OMONTYS and for representations regarding the Company's business health, which was tied to the success of OMONTYS. The lawsuits also assert claims for unjust enrichment and corporate waste.  On May 31, 2013, the Court consolidated the two actions and appointed lead plaintiff.  On June 11, 2013, lead plaintiff designated the complaint filed on March 29, 2013 as the operative complaint. On August 6, 2013, the Court stayed the State Court Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the State Court Derivative Action be stayed in its entirety until resolution of the securities class action. On May 29, 2014, the parties entered into a Stipulation of Settlement of the State Court Derivative Action. The Stipulation, which is subject to court approval, provides in part that the Company will enter into certain corporate governance reforms, that the Company shall cause to be paid an attorneys’ fee to plaintiffs of $375,000 (subject to court approval), and for the dismissal of all claims against the defendants in connection with the State Court Derivative Action. On July 16, 2014, the Court entered an order preliminarily approving the Stipulation and setting a final approval hearing date for September 19, 2014.
 On August 19, 2013, another derivative lawsuit was filed purportedly on behalf of the Company in the United States District Court for the Northern District of California naming certain of our current and former officers and directors as defendants (the “Federal Derivative Action”).  The lawsuit’s allegations are substantially similar to the allegations in the State Court Derivative Action.  On October 21, 2013, the Court ordered a stay in the Federal Derivative Action pending the outcome of the motion to dismiss in the securities class action.  Subsequent to the order regarding the motion to dismiss in the securities class action, on January 31, 2014, the Court ordered that the Federal Derivative Action be stayed until resolution of the securities class action. On April 30, 2014, plaintiff in the Federal Derivative Action filed a notice of voluntary dismissal without prejudice. On May 7, 2014, the Court dismissed the Federal Derivative Action without prejudice.
Additional complaints may be filed against us and our directors and officers related to our recall of OMONTYS.
On or about February 13, 2014, a complaint was filed by an individual plaintiff in the Fourth Judicial District Court (Ouachita Parish) of the State of Louisiana, naming as defendants the Company, Takeda Pharmaceuticals America, Inc., Takeda Pharmaceuticals U.S.A., Inc., Takeda Development Center Americas, Inc., Takeda Pharmaceuticals International, Inc., Takeda Pharmaceutical Company Limited, Fresenius Medical Care Monroe, LLC, and Fresenius Medical Care Holdings, Inc., and indicating an intention to add two physicians as defendants.  The plaintiff seeks to hold the defendants liable in connection with the death of her husband on February 15, 2013.  The complaint alleges that the Company and certain other defendants are liable under the Louisiana Products Liability Act, La.R.S. 9:2800.51, et seq., other Louisiana statutes, and otherwise in connection with their alleged acts and omissions with respect to OMONTYS.  The plaintiff seeks various categories or types of damages, including, without limitation, damages for her and her late husband’s alleged losses and injuries, punitive or exemplary damages, the price of OMONTYS and reasonable expenses occasioned by the sale of that drug, and other relief as set forth in the complaint.  On April 11, 2014, we filed our initial response to the claim, denying that the Company is liable for the plaintiff's damages as set forth in the complaint. The Company has product liability insurance which we believe is adequate and we believe a material loss is not probable. However, it is possible losses could exceed the insurance coverage or coverage may be denied. Although this is the only lawsuit that the Company is aware of at this time, there can be no assurances that additional product liability complaints will not be brought.

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

The market price of our common stock has been highly volatile, and you may not be able to resell your shares at or above your purchase price.

The trading price of our common stock has been highly volatile. For the 52 weeks ended June 30, 2014, the closing price of our common stock ranged between a high of $1.99 per share and a low of $0.10 per share. The closing price for our common stock as reported by The OTCMKTS Stock Market on July 14, 2014 was $0.10 per share.

Our stock is expected to be subject to potential wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the outcome of a stockholder vote to approve liquidation and dissolution of the company;

•	our ability to fund our operations and continue as a going concern;

•	litigation, including the securities class action lawsuits and derivative lawsuits pending against us and certain of our officers;

•	the withdrawal of OMONTYS from the market;

•	our absence of assets beyond available cash;

•	actual or anticipated variations in our quarterly operating results due to our restructuring efforts;

•	general economic and market conditions and other factors that may be unrelated to our business;

•	sales of common stock or other securities by us or our stockholders in the future;

•	pending and future litigation;

•	claims of any creditors;

•	absence of future prospects for our business and operations; and

•	trading volume of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the quarter ended June 30, 2014.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended June 30, 2014.
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

AFFYMAX, INC.
Dated:	July 31, 2014	By:	/s/ RICHARD M. BRENNER
Richard M. Brenner Chief Executive Officer and Member of the Board of Directors
Dated:	July 31, 2014	By:	/s/ MARK G. THOMPSON
Mark G. Thompson Chief Financial Officer